Form 10QSB
period 1995-08-31
TAYLOR DEVICES INC
filed 1995-10-11
CIK 96536

SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC 20549

                                     FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


          For quarter ended August 31, 1995

          Commission File Number 0-3498


                                 TAYLOR DEVICES, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               NEW YORK                                    16-0797789
          (State or other Jurisdiction of     (I.R.S. Employer Identification
          incorporation or organization)       Number)



          90 TAYLOR DRIVE, NORTH TONAWANDA, NEW YORK 14120-0748
          Address of principal executive offices

          Registrant's telephone number, including area code -
                             716-694-0800


          Indicate by check mark whether the registrant (1) has filed all annual, quarterly, and other reports required to be filed with all the Commission and (2) has been subject to the filing requirements for at least the past 90 days.

          Yes [ X ]   No [  ]

          Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.



             CLASS                           Outstanding at August 31, 1995
          Common Stock                                  2,657,427
          (2-1/2 cents par value)

                                     FORM 10-QSB
                             TAYLOR DEVICES, INC. - INDEX


          PART I - FINANCIAL INFORMATION

                                                                   PAGE NO.

               Item 1.   Financial Statements

                         Consolidated Condensed Balance Sheets            3
                         August 31, 1995, and May 31, 1995

                         Consolidated Condensed Statements of Income      4
                         for three months ended August 31, 1995
                         and August 31, 1994

                         Consolidated Condensed Statement of              5
                         Cash Flows - three months ended August 31, 1995 and August 31, 1994

                         Notes to Consolidated Condensed Financial        6
                         Statements


               Item 2.   Management's Discussion and Analysis of the      7
                         Financial Condition and Results of Operations


          PART II - OTHER INFORMATION

               Item 1.   Legal Proceedings                                9

               Item 2.   Changes in Securities                            9

               Item 3.   Defaults upon Senior Securities                  9

               Item 4.   Submission of Matters to Vote of                 9
                         Security Holders

               Item 5.   Other Information                                9

               Item 6.   Exhibits and Report on Form 8-K                  9


          SIGNATURES                                                     10

                                     FORM 10-QSB
                  TAYLOR DEVICES, INC. - CONSOLIDATED BALANCE SHEET

               ASSETS                                8/31/95        5/31/95
          Current
            Cash                                  $  792,788     $  915,294
            Funds Held By Trustee                    312,784        627,591
            Trade Accounts Receivable              1,317,615        793,046
            Inventories                            2,049,902      2,113,555
            Prepaid and Refundable Income Taxes      (31,546)       152,377
            Prepaid Expenses                          89,281        147,515
                Total Current Assets              $4,530,824     $4,749,378

          Investments - Affiliate, at equity         146,618        141,643

          Property and Equipment - Net             2,390,864      1,957,422

          Other Assets
            Other                                    529,213        391,134
               Total Other Assets                 $  529,213     $  391,134

          TOTAL ASSETS                            $7,597,519     $7,239,577

               LIABILITIES AND STOCKHOLDERS' EQUITY
          Current
            Current Portion of Long Term Debt     $  286,624     $  277,396
            Payables - Trade                         683,996        758,162
                    Affiliate-Current                 63,933         56,334
                    Construction-in-Progress         227,750        303,898
            Accrued Income Tax                        56,971         63,816
            Accrued Expenses                         222,334        142,563
            Advanced Payments - Customers            797,379        570,469
               Total Current Liabilities          $2,338,987     $2,172,638

          Non Current
          Long Term Debt                           2,019,479      2,012,092
          Deferred Income Tax                         13,927          - 0 -
               Total Non Current Liabilities      $2,033,406     $2,012,092

          Minority Stockholders' Interest         $  215,396     $  215,396

               STOCKHOLDERS' EQUITY
            Common Stock, par value $.025 a
            share, authorized 8,000,000 shares    $   66,436     $   66,344
            Paid - In Capital                      2,175,215      2,161,732
            Retained Earnings                        813,904        657,200

          Less: Cost of Treasury Stock: 21,990 shares 45,825         45,825
          TOTAL STOCKHOLDERS' EQUITY              $3,009,730     $2,839,451

          TOTAL LIABILITIES & STOCKHOLDERS'
          EQUITY                                  $7,597,519     $7,239,577

                                     FORM 10-QSB
                                 TAYLOR DEVICES, INC.
                      CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                               THREE MONTHS ENDED AUGUST 31


                                                     1995            1994

          NET SALES                               $2,473,781      $1,361,552

          COST OF PRODUCT SOLD                     1,619,811         910,877
               Gross Profit                       $  853,970      $  450,675


          EXPENSES

          Selling and Administrative                 623,070         382,189

          Profit (loss) from Operations          $   230,900       $  68,486


          OTHER INCOME/(EXPENSE)
               Rental - Affiliates                     4,337           8,001
               Miscellaneous                           5,778          50,502
               Interest                              (39,346)        (26,261)
          NET OTHER                                $ (29,231)     $   32,242

          NET INCOME BEFORE
          PROVISION FOR TAXES                     $  201,669      $  100,728
               Provision for Income Taxes             49,940          10,587

          INCOME BEFORE EQUITY IN EARNINGS
          OF AFFILIATES                              151,729          90,141

          EQUITY IN EARNINGS OF AFFILIATES             4,975           3,910

          NET INCOME BEFORE MINORITY
          STOCKHOLDERS' INTEREST                  $  156,704      $   94,051
               Minority Stockholders' Interest          ---            ---

          NET INCOME                              $  156,704      $   94,051

          Earnings Per Share                      $      .06      $      .04

                                     FORM 10-QSB
                                 TAYLOR DEVICES, INC.
                      STATEMENT OF CHANGES IN FINANCIAL POSITION

                                               THREE MONTHS ENDED AUGUST 31


                                                   1995               1994

          FUNDS PROVIDED

           From Operations                       $ 156,704         $  94,051

            Depreciation and Amort.                 46,724            37,500

            Fixed Assets                             - 0 -             - 0 -

            Sales of Stock                          13,575             8,286

            Minority Shareholders' Interest          - 0 -             4,822

            Decrease Other Assets                    - 0 -             - 0 -

            Increase Other Liabilities             171,048            77,123

            Increase Long Term Debt                 16,615             - 0 -

          Total Funds Provided                   $ 404,666         $ 221,782


          FUNDS APPLIED

            Loss on Operations                   $   - 0 -         $   - 0 -

            Fixed Assets                           480,166           235,051

            Decrease Other Liabilities               - 0 -            44,085

            Increase Other Assets                   42,031            35,573

            Minority Shareholders' Interest          - 0 -             - 0 -

            Investments - Affiliates                 4,975             4,480

            Decrease Long Term Debt                  - 0 -            59,473

          Total Funds Applied                   $  527,172        $  378,662

          INCREASE (DECREASE) IN CASH            $(122,506)        $(156,880)

                                     FORM 10-QSB
                                 TAYLOR DEVICES, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



          1. In opinion of the company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of August 31, 1995 and May 31, 1995 and the results of operations for the three months ended August 31, 1995 and August 31, 1994 and changes in financial position for the three months then ended.

          2. There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

          3. For the three month period ended August 31, 1995, the profit was divided by 2,657,427 to calculate the earnings per share. For the three month period ended August 31, 1994, the profit was divided by 2,628,136 to calculate the earnings per share.

          4. The results of operations for the three month period ended August 31, 1995 are not necessarily indicative of the results to be expected for the full year.

                                     FORM 10-QSB
                                 TAYLOR DEVICES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.

               A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:


                                          Comparisons of three months ended
                                          August 31, 1995 - August 31, 1994

                                                  Increase  (decrease)

          Net Sales                                      $1,112,229

          Cost of Sales                                     708,934

          Selling, General and Administrative Expenses      240,881

          Other Expenses                                     - 0 -

          Other Income                                      (48,388)

          Interest Expense                                   13,085

          Net Profit Before Tax
          and Minority Shareholders' Interest               100,941

          Provision for Income Tax                           39,353

          Net Profit Before Equity in
          Earnings of Affiliates                             61,588

          Equity in Earnings of Affiliates                    1,065

          Minority Stockholders' Interest                     - 0 -

          Net Income                                       $ 62,653

                                     FORM 10-QSB
                                 TAYLOR DEVICES, INC.
                           MANAGEMENT'S DISCUSSION (CON'T)



               Taylor Devices' ("the Company") financial results for the first quarter of Fiscal Year 1996 (QI96) showed significant improvement over results for the same period of FY 95 (QI95). QI96 net sales increased to $2,473,781 - an increase of $1,112,229 and 82% compared to QI95. This improvement is largely attributable to increased seismic and defense shipments in FY 96. The Company earned a gross margin of $853,970 (34.5% of net sales) on QI96 shipments compared to $450,675 (33.1%) for QI95. Management believes the improvement in gross margin percent performance is attributable to both product mix and improving productivity from the new facilities and machinery funded by the Industrial Development Agency Bonds referenced in previous filings. QI96's Selling, General and Administrative (SGA) expenses increased to $623,070 (25.2%) from QI95's figure of $382,189 (28.1%). Most of the increased costs were derived from the higher commission expenses related to seismic shipments. Additional incremental SGA expense was incurred by start-up costs for the Company's new MIS system and by expenses associated with office and building renovations undertaken concurrently with the IDA funded manufacturing facility improvements. The MIS upgrade and office renovations have positioned the SGA department to function efficiently at the higher sales volumes levels anticipated in the near future. The improved sales volume and manufacturing efficiency in QI96 resulted in an Operating Income figure of $230,900 (9.3%) compared to QI95's Operating Income of $68,486 (5.0%).

               Miscellaneous income was $5,778 in QI96, down significantly from the $50,502 recorded in QI95. QI95's miscellaneous income was generated primarily by interest income from tax returns which were received, in full, in FY 95. FY 96's interest expense increased to $39,346 from $26,261 in QI95. Although higher interest rates had some impact, the increase was primarily due to interest expense on the IDA loans. The net result of the reduction in miscellaneous income and the increase in interest expense was approximately $61,000 - from a Net Other Income of $32,000 in QI95 to a Net Other Expense of $29,000 in QI96.

               Net Income Before Taxes essentially doubled between the two fiscal quarters being compared. QI96's figure was $201,669 (8.2%) while QI95's figure was $100,728 (7.4%). QI96's Net
          Income After Taxes and Equity in Earnings of Affiliate was $156,704, representing 6.3% of sales and earnings per share of $.06. For QI95, these figures were $94,051, 6.9% of net sales and earnings per share of $.04.

               The  financial position  of  the  Company  continues  to  be strong. The backlog of firm orders at August 31, 1995 stood at $8,140,000 and management believes that the Company is in a good position to be awarded contracts on several sizeable projects now nearing the vendor selection stage. The Company's cash position remains strong, as indicated by the current ratio of 1.93. The Company's cash flow will continue to benefit from a low effective income tax rate throughout FY 96 as the impact of FY 95's write-off of obsolete inventory will take effect.

               The new Test Facility is almost complete and the first testing of production units should begin in October, 1995. An expansion of the engineering department's facility will begin shortly and should be completed in QIII of FY 96. This expansion, along with the acquisition of some additional production equipment, will close-out the current phase out of the Company's facilities upgrade. Upon completion of these final steps, Management believes the Company's current facilities will be able to function efficiently at an annual sales level of $12-15 million.

               At this time, Management believes that FY 96's financial results will continue to be positive, approaching and perhaps exceeding those of FY 95.

                                    FORM 10-QSB
                                 TAYLOR DEVICES, INC.


          PART II - OTHER INFORMATION

               ITEM 1   Legal Proceedings

                    The Company is not currently engaged in any litigation.


               ITEM 2   Changes in Securities - None


               ITEM 3   Defaults Upon Senior Securities - None


               ITEM 4   Submission of Matters to Vote of Securities Holders


               ITEM 5   Other Information - None


               ITEM 6   Exhibits and Reports of Form 8-K - None

                                     FORM 10-QSB
                                 TAYLOR DEVICES, INC.


                                      SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          TAYLOR DEVICES, INC.
          (Registrant)





          By:  /S/Douglas P. Taylor              Date:  10/6/95
               ______________________________           _______
               Douglas P. Taylor
               Chairman of the Board of Directors
               President
               (Principal Executive Officer)

                    AND





          By:  /S/Kenneth G. Bernstein          Date:  10/6/95
               ________________________________        _______
               Kenneth G. Bernstein
               Treasurer &
               Chief Accounting Officer





