Form 10QSB
period 1995-11-30
TAYLOR DEVICES INC
filed 1996-01-17
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


          For quarter ended November 30, 1995

          Commission File Number 0-3498


                                 TAYLOR DEVICES, INC.
                   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                    NEW YORK                              16-0797789
       (State or other Jurisdiction of        (I.R.S. Employer Identification
        incorporation or organization)            Number)



       90 TAYLOR DRIVE, NORTH TONAWANDA, NEW YORK                14120-0748
          Address of principal executive offices                   Zip Code

       Registrant's telephone number, including area code      716-694-0800


          Indicate by check mark whether the registrant (1) has filed all annual, quarterly, and other reports required to be filed with all the Commission and (2) has been subject to the filing requirements for at least the past 90 days.

          Yes  X   No

          Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.



                     CLASS                     Outstanding at November 30, 1995
       Common Stock (2-1/2 cents par value)                  2,665,550












                                     FORM 10-QSB
                             TAYLOR DEVICES, INC. - INDEX


          PART I - FINANCIAL INFORMATION                           PAGE NO.

               Item 1.   Financial Statements

                         Consolidated Condensed Balance Sheets
                         November 30, 1995, and May 31, 1995

                         Consolidated Condensed Statements of Income for six months ended November 30, 1995 and

                         November 30, 1994, and three months ended
                         November 30, 1995 and November 30, 1994.

                         Consolidated Condensed Statement of
                         Cash Flows - six months ended November 30, 1995 and November 30, 1994

                         Notes to Consolidated Condensed Financial
                         Statements


               Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


          PART II - OTHER INFORMATION

               Item 1.   Legal Proceedings

               Item 2.   Changes in Securities

               Item 3.   Defaults upon Senior Securities

               Item 4.   Submission of Matters to Vote of Security Holders

               Item 5.   Other Information

               Item 6.   Exhibits and Report on Form 8-K


          SIGNATURES



                                     FORM 10-QSB
                  TAYLOR DEVICES, INC. - CONSOLIDATED BALANCE SHEET

         ASSETS                                    11/30/95          5/31/95
         Current
           Cash                                 $   275,732      $   915,294
           Funds Held By Trustee                    277,784          627,591
           Trade Accounts Receivable              1,491,184          793,046
           Inventories                            2,286,916        2,113,555
           Prepaid and Refundable Income Taxes     (31,546)          152,377
           Prepaid Expenses                          98,012          147,515
               Total Current Assets             $ 4,398,082      $ 4,749,378
          Investments - Affiliate, at equity         150,747          141,643
          Property and Equipment - Net             2,225,093        1,957,422
         Other Assets
          Other                                     547,055          391,134
              Total Other Assets                 $  547,055       $  391,134
         TOTAL ASSETS                            $7,320,977       $7,239,577
          LIABILITIES AND STOCKHOLDERS' EQUITY
         Current
          Current Portion of Long Term Debt      $  286,624       $  277,396
           Payables -   Trade                     1,039,578          758,162
                   Affiliate-Current                 50,187           56,334
                   Construction-in-Progress         126,500          303,898
           Accrued Income Tax                        53,568           63,816
           Accrued Expenses                         228,744          142,563
           Advanced Payments - Customers            278,925          570,469
              Total Current Liabilities          $2,064,126       $2,172,638

          Non Current
           Long Term Debt                         1,903,936        2,012,092
           Deferred Income Tax                       13,927            - 0 -
              Total Non Current Liabilities      $1,917,863       $2,012,092

         Minority Stockholders' Interest         $  215,396       $  215,396

              STOCKHOLDERS' EQUITY
           Common Stock, par value $.025 a
           share, authorized 8,000,000 shares    $   66,639       $   66,344
           Paid - In Capital                      2,211,164        2,161,732
           Retained Earnings                        891,614          657,200

   Less: Cost of Treasury Stock: 21,990 shares       45,825           45,825
         TOTAL STOCKHOLDERS' EQUITY              $3,123,592       $2,839,451
         TOTAL LIABILITIES & STOCKHOLDERS'
         EQUITY                                  $7,320,977       $7,239,577


                                     FORM 10-QSB
                                 TAYLOR DEVICES, INC.
                      CONSOLIDATED CONDENSED STATEMENT OF INCOME

                              SIX MONTHS                 THREE MONTHS
                            ENDED NOVEMBER 30          ENDED NOVEMBER 30
                            1995         1994           1995           1994

   NET SALES              $4,235,660   $3,011,771    $1,761,879     $1,650,219
 COST OF PRODUCT SOLD      2,793,639    2,034,485     1,173,828      1,143,932
      Gross Profit         1,442,021      977,286       588,051        506,287


   EXPENSES

Selling
 and Administrative        1,092,554      810,481       469,484        407,968

Profit (loss)
 from Operations             349,467      166,805       118,567         98,319


  OTHER INCOME/(EXPENSE)
       Rental - Affiliates     6,834       16,002         2,497          8,001
         Miscellaneous         7,100      145,371         1,322         94,869
         Interest           (78,351)     (54,621)      (39,005)       (28,360)
    NET OTHER               (64,417)      106,752      (35,186)         74,510

    NET INCOME BEFORE
    PROVISION FOR TAXES      285,050      273,557        83,381        172,829
Provision for Income Taxes    59,740       23,406         9,800         12,819



    INCOME BEFORE EQUITY IN
    EARNINGS OF AFFILIATES    225,310     250,151        73,581        160,010

    EQUITY IN EARNINGS OF
    AFFILIATES                  9,104       8,442         4,129          4,532


   NET INCOME BEFORE MINORITY
     STOCKHOLDERS' INTEREST    234,414     258,593       77,710        164,542
Minority Stockholders Interest  - 0 -       - 0 -        - 0 -          - 0 -

     NET INCOME               $234,414    $258,593      $77,710       $164,542

     Earnings Per Share (cents)       9          10            3             6



                                     FORM 10-QSB
                                 TAYLOR DEVICES, INC.
                      STATEMENT OF CHANGES IN FINANCIAL POSITION

                                                 SIX MONTHS ENDED NOVEMBER 30

                                                 1995                    1994

     FUNDS PROVIDED

      From Operations                        $ 234,414               $ 258,593

      Depreciation and Amort.                   91,200                  75,000

      Fixed Assets                               - 0 -                   - 0 -

      Sales of Stock                            49,727                  17,791

      Minority Shareholders' Interest            - 0 -                   - 0 -

      Decrease Other Assets                      - 0 -                   - 0 -

      Increase Other Liabilities                 - 0 -                 182,117

      Increase Long Term Debt                    - 0 -                 390,455

    Total Funds Provided                      $375,341                $928,778

     FUNDS APPLIED

     Loss on Operations                       $  - 0 -                $  - 0 -


      Fixed Assets                              358,871                639,613

      Decrease Other Liabilities                103,813                  - 0 -

      Increase Other Assets                     444,187                 37,173

      Minority Shareholders' Interest             - 0 -                  - 0 -

      Investments - Affiliates                    9,104                  9,012

      Decrease Long Term Debt                    98,928                  - 0 -

    Total Funds Applied                      $1,014,903               $685,798

    INCREASE (DECREASE) IN CASH             ($ 639,562)               $242,980


                                     FORM 10-QSB
                                 TAYLOR DEVICES, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



          1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of November 30, 1995 and May 31, 1995 and the results of operations for the three months and six months ended November 30, 1995 and November 30, 1994 and changes in financial position for the six months then ended.

          2. There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

          3. For the six month period ended November 30, 1995, the profit was divided by 2,665,550 to calculate the earnings per share. For the six month period ended November 30, 1994, the profit was divided by 2,647,522 to calculate the earnings per share.

          4. The results of operations for the six month period ended November 30, 1995 are not necessarily indicative of the results to be expected for the full year.




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

               A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:


                                         Comparisons of six months ended

                                      November 30, 1995 - November 30, 1994

                                          Increase  (decrease)


          Net Sales                                               $1,223,889

          Cost of Sales                                              759,154

          Selling, General and Administrative Expenses               282,073

          Other Expenses                                               - 0 -

          Other Income                                             (147,439)

          Interest Expense                                            23,730

   Net Profit Before Tax and Minority Shareholders' Interest          11,493

          Provision for Income Tax                                    36,334

   Net Profit Before Equity in Earnings of Affiliates               (24,841)

          Equity in Earnings of Affiliates                               662

          Minority Stockholders' Interest                                -0-

          Net Income                                                ($24,179)



                                     FORM 10-QSB
                                 TAYLOR DEVICES, INC.
                           MANAGEMENT'S DISCUSSION (CON'T)


               For the three and six month periods ended November 30, 1995, Taylor Devices, Inc. (the Company) experienced improved results in Net Sales and Operating Income performance. However, two significant factors which favorably impacted the comparable periods in Fiscal Year 1995 (FY95) - interest income from tax refunds and full use of a Net Operating Loss Carryforward (NOL) to reduce the effective tax rate - were not present in Fiscal Year 1996 (FY96).


          SIX MONTH PERFORMANCE

               For the six months ended November 30, 1995, Net Sales were $4,235,660, approximately $1,224,000 and 40% higher than FY95's figure. Much of the incremental revenue was generated from progress billings against a large seismic products order. FY96's Gross Margin was $1,442,021 (34.0%, representing improvements of about $465,000 and 1.6 percentage points compared to FY95. Selling, General and Administrative (SGA) expenses increased by about $282,000 from the prior year due primarily to increased commission, depreciation, and EDP expenses. However, as a percentage of Net Sales, SGA improved from FY95's 26.9% to 25.8% in FY96. The improved sales, better gross margin % performance and stable SGA generated an Operating Income of $349,467, more than double FY95's figure of $166,805. The $183,000 improvement in Operating Income was offset by a $171,000 decrease in Other Income as FY96's figures did not contain anything comparable to the large one-time interest income reported in FY96. Increased interest expense generated from the Industrial Development Agency
          (IDA) Loan to finance the facilities expansion also impacted the Other Income line. Pretax income for FY96 was $285,050, about $11,000 higher than FY95's. The estimated tax rate used in FY96 continues to be relatively favorable due to the remaining portion of the NOL, although not quite as favorable as the estimated rate used in FY95. Net Income for FY96 was $234,414 ($.09 per share), compared to $258,593 ($.10 per share) in FY95.


          THREE MONTH PERFORMANCE

               Net Sales improved by about $112,000 and 7% in the second quarter of FY96 (QII96) compared to the same period in FY95 (QII95). Gross Margin percentage also improved due primarily to the impact of manufacturing efficiencies experienced on the final units of a large seismic product order, producing $588,051 in Gross Margin, about $82,000 higher than QII95. SGA expenses increased by about $62,000, resulting in an Operating Income figure of $118,567, about $20,000 higher than the previous year. As explained in the previous section, Other Income reversed itself substantially, from income of about $75,000 in QII95 to an expense of $35,186 in QII96. Pretax income for QII96 was $83,381, about $89,000 lower than QII95, due primarily to the absence of the tax refunds received in QII95. Net Income for QII96 was $77,710 ($.03 per share) compared to $164,542 ($.06 per share) in QII96.


                                     FORM 10-QSB
                                 TAYLOR DEVICES, INC.
                           MANAGEMENT'S DISCUSSION (CON'T)


          OTHER

               The Company has essentially completed the IDA funded portion of its facilities expansion and is nearing completion of the self-funded expansion/upgrade of the Engineering Department's offices. The Backlog of Sales Orders remains near the $9,000,000 level and bidding activity on seismic and non seismic opportunities continues at a strong level. However, certain substantial projects tentatively scheduled to be awarded in time to favorably impact the Company's FY96 results (had the Company been the successful bidder) have been postponed for a number of reasons including funding and budgetary review at all levels of government. Management continues to be optimistic about the ultimate disposition of these projects but believes the major impact will be felt in FY97 and later.

               The Current Ratio remains strong at 2.1, and for the remainder of FY96 the Company's cash flow will benefit from use of the remaining NOL and the FY95 inventory adjustment. The Company has accumulated substantial R&D credits for initial use in FY97, but must, like all other U.S. firms, await finalization of the federal government's budget and tax rulings in order to determine their full impact.

               Based on current financial results and scheduled shipments for the second half of FY96, Management believes that FY96 will be a good year - probably among the stronger ones in the Company's history.



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


               ITEM 2   Changes in Securities - None


               ITEM 3   Defaults Upon Senior Securities - None


               ITEM 4   Submission of Matters to Vote of Securities Holders


               1. At the Annual Meeting of Shareholders on November 10, 1995, Management's proposed slate of Directors was approved by the following vote totals:

                                   Total Votes        Votes           Votes
                                     Counted         Withheld          For

         Douglas P. Taylor          2,351,533         32,402         2,319,131
         Richard G. Hill            2,351,533         23,778         2,327,755
         Joseph P. Gastel           2,351,533         32,902         2,318,631
         O. Eugene Hilger           2,351,533         25,549         2,325,984
         Donald B. Hofmar           2,351,533         24,929         2,326,604


               ITEM 5   Other Information

               In the period of 6/1/95 to 11//30/95, the Company's reported total of outstanding shares increased by 11,802, as itemized below:

               1.   Employee Stock Ownership Plan      6,450
               2.   Director Stock Option Plan         5,352
                                                      11,802


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



          TAYLOR DEVICES, INC.
          (Registrant)





          By   /s/Douglas P. Taylor
                    Date 1/15/96
               ___________________________

               Douglas P. Taylor
               Chairman of the Board of Directors
               President
               (Principal Executive Officer)



                    AND





          By   /s/Kenneth G. Bernstein
                         Date 1/15/96
               ___________________________

               Kenneth G. Bernstein
               Chief Accounting Officer
               Treasurer