Form 10QSB/A
period 1995-08-31
TAYLOR DEVICES INC
filed 1996-01-26
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                    FORM 10-QSB/A
                                   AMENDMENT NO. 1

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
          (State or other Jurisdiction of            (I.R.S. Employer
          incorporation or organization)             Identification Number)



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

          Yes [ X ]  No [   ]

          Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.



                       CLASS                 Outstanding at August 31, 1995
          Common Stock (2-1/2 cents par value)        2,657,427


          This 10-QSB/A filing is an Amendment to the previously filed 10-QSB for the quarter ended August 31, 1995 to include Exhibit 27 - Financial Data Schedule.
















                                     FORM 10-QSB/A
                                    AMENDMENT NO. 1
                                  TAYLOR DEVICES, INC.


                             PART II - OTHER INFORMATION

          ITEM 1   Legal Proceedings

               The Company is not currently engaged in any litigation.


          ITEM 2   Changes in Securities - None


          ITEM 3   Defaults Upon Senior Securities - None


          ITEM 4   Submission of Matters to Vote of Securities Holders


          ITEM 5   Other Information - None


          ITEM 6   Exhibits and Reports of Form 8-K

               Exhibit 27 - Financial Data Schedule







































                                     FORM 10-QSB/A
                                    AMENDMENT NO. 1
                                 TAYLOR DEVICES, INC.


          SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          TAYLOR DEVICES, INC.
          (Registrant)





          By:  /s/Douglas P. Taylor                 Date: 12/1/95
               __________________________
               Douglas P. Taylor
               Chairman of the Board of Directors
               President
               (Principal Executive Officer)

          AND



          By   /s/Kenneth G. Bernstein            Date:     12/1/95
               ________________________
               Kenneth G. Bernstein
               Treasurer &
               Chief Accounting Officer