Form 10QSB
period 1996-02-29
TAYLOR DEVICES INC
filed 1996-04-16
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


          For quarter ended February 29, 1996

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

          Yes  X   No

          Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.



                   CLASS                    Outstanding at February 29, 1996
               Common Stock                            2,668,986
          (2-1/2 cents par value)




                                     FORM 10-QSB
                             TAYLOR DEVICES, INC. - INDEX


          PART I - FINANCIAL INFORMATION

               Item 1.   Financial Statements


                         Consolidated Condensed Balance Sheets
                         February 29, 1996, and May 31, 1995.

                         Consolidated Condensed Statements of Income for nine months ended February 29, 1996 and February 28, 1995, and three months ended February 29, 1996 and February 28, 1995.

                         Consolidated Condensed Statement of
                         Cash Flows - nine months ended February 29, 1996 and February 28, 1995.

                         Notes to Consolidated Condensed Financial
                         Statements.


               Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


          PART II - OTHER INFORMATION

               Item 1.   Legal Proceedings

               Item 2.   Changes in Securities

               Item 3.   Defaults upon Senior Securities

               Item 4.   Submission of Matters to Vote of Security Holders

               Item 5.   Other Information

               Item 6.   Exhibits and Report on Form 8-K

          SIGNATURES



                                     FORM 10-QSB
                  TAYLOR DEVICES, INC. - CONSOLIDATED BALANCE SHEET

          ASSETS                                     2/29/96          5/31/95
          Current
            Cash                                  $  175,598        $  915,294
            Funds Held By Trustee                      - 0 -           627,591
    Trade Accounts Receivable              1,681,033         793,046
            Inventories                            2,297,296         2,113,555
            Prepaid and Refundable Income Taxes     (31,546)           152,377
            Prepaid Expenses                         163,458           147,515
                Total Current Assets              $4,285,839        $4,749,378

          Investments - Affiliate, at equity         157,724           141,643

          Property and Equipment - Net             2,300,485         1,957,422
          Other Assets
            Other                                    667,490           391,134
               Total Other Assets                 $  667,490        $  391,134

          TOTAL ASSETS                            $7,411,538        $7,239,577

               LIABILITIES AND STOCKHOLDERS' EQUITY
          Current
            Current Portion of Long Term Debt     $  284,872        $  277,396
            Payables -   Trade                       933,106           758,162
                    Affiliate-Current                 70,795            56,334
                    Construction-in-Progress           - 0 -           303,898
            Accrued Income Tax                       103,313            63,816
            Accrued Expenses                         314,901           142,563
            Advanced Payments - Customers            308,740           570,469
               Total Current Liabilities          $2,015,727        $2,172,638

          Non Current
            Long Term Debt                         1,831,219         2,012,092
            Deferred Income Tax                        - 0 -             - 0 -
               Total Non Current Liabilities      $1,831,219        $2,012,092


          Minority Stockholders' Interest        $   215,396       $   215,396

               STOCKHOLDERS' EQUITY
            Common Stock, par value $.025 a
            share, authorized 8,000,000 shares   $    66,725       $    66,344
            Paid - In Capital                      2,226,953         2,161,732
            Retained Earnings                      1,101,343           657,200

          Less: Cost of Treasury Stock:
                               21,990 shares          45,825            45,825
          TOTAL STOCKHOLDERS' EQUITY              $3,349,196        $2,839,451
          TOTAL LIABILITIES & STOCKHOLDERS'
          EQUITY                                  $7,411,538        $7,239,577



                                     FORM 10-QSB
                                 TAYLOR DEVICES, INC.
                      CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                    NINE MONTHS             THREE MONTHS
                               ENDED FEBRUARY 29/28     ENDED FEBRUARY 29/28

                                  1996      1995          1996         1995

     NET SALES               $6,561,047   $5,152,081   $2,325,387   $2,140,310

     COST OF PRODUCT SOLD     4,261,244    3,462,926    1,467,605    1,408,117
          Gross Profit        2,299,803    1,689,155      857,782      732,193


     EXPENSES

     Selling and
            Administrative    1,678,299    1,340,298      585,745      550,141

     Profit (loss) from
                Operations      621,504      348,857      272,037      182,052


     OTHER INCOME/(EXPENSE)
          Rental - Affiliates     9,347       24,003        2,513        8,001
          Miscellaneous          31,281      153,385       24,181        8,014
          Interest            (115,970)     (97,067)     (37,619)     (42,446)
     NET OTHER                 (75,342)       80,321     (10,925)       26,431

     NET INCOME BEFORE
     PROVISION FOR TAXES        546,162      429,178      261,112      155,621
          Provision for
              Income Taxes      118,100       47,206       58,360       23,800

     INCOME BEFORE EQUITY IN
     EARNINGS OF AFFILIATES     428,062      381,972      202,752      131,821

     EQUITY IN EARNINGS OF
     AFFILIATES                  16,081       13,846        6,977        5,404


     NET INCOME BEFORE MINORITY
     STOCKHOLDERS' INTEREST     444,143      395,818      209,729      137,225
          Minority Stockholders'
                       Interest   - 0 -        - 0 -        - 0 -        - 0 -

     NET INCOME              $  444,143   $  395,818   $  209,729   $  137,225
     Earnings Per Share            $.17         $.15         $.08         $.05



                                     FORM 10-QSB
                                 TAYLOR DEVICES, INC.
                      STATEMENT OF CHANGES IN FINANCIAL POSITION

                                              NINE MONTHS ENDED FEBRUARY 29/28

                                                  1996                  1995

     FUNDS PROVIDED

       From Operations                         $  444,143             $201,095

       Depreciation and Amort.                    136,800               83,258

       Fixed Assets                                 - 0 -                - 0 -

       Sales of Stock                              65,602               20,583

       Minority Shareholders' Interest              - 0 -               61,861

       Decrease Other Assets                        - 0 -                - 0 -

       Increase Other Liabilities                   - 0 -              252,065

       Increase Long Term Debt                      - 0 -                - 0 -

     Total Funds Provided                      $  646,545           $  618,862


     FUNDS APPLIED

       Loss on Operations                    $      - 0 -          $     - 0 -

       Fixed Assets                               479,863               14,785

       Decrease Other Liabilities                 164,387                - 0 -

       Increase Other Assets                      552,513              207,706

       Minority Shareholders' Interest              - 0 -                - 0 -

       Investments - Affiliates                    16,081                6,843

       Decrease Long Term Debt                    173,397              128,562

     Total Funds Applied                       $1,386,241             $357,896

     INCREASE (DECREASE) IN CASH             ($  739,696)             $260,966



                                     FORM 10-QSB
                                 TAYLOR DEVICES, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



          1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of February 29, 1996 and May 31, 1995 and the results of operations for the three months and nine months ended February 29, 1996 and February 28, 1995 and changes in financial position for the nine months then ended.

          2. There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

          3. For the nine month period ended February 29, 1996, the profit was divided by 2,668,986 to calculate the earnings per share. For the nine month period ended February 28, 1995, the profit was divided by 2,650,537 to calculate the earnings per share.

          4. The results of operations for the nine month period ended February 29, 1996 are not necessarily indicative of the results to be expected for the full year.



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

               A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:


                                        Comparisons of nine months ended
                                      February 29, 1996 - February 28, 1995

                                               Increase  (decrease)


          Net Sales                                 $1,408,966

          Cost of Sales                                798,318

          Selling, General and
               Administrative Expenses                 338,001

          Other Expenses                                 - 0 -

          Other Income                                (136,760)

          Interest Expense                               18,903

          Net Profit Before Tax and
             Minority Shareholders' Interest            116,984

          Provision for Income Tax                       70,894

          Net Profit Before Equity in
                      Earnings of Affiliates             46,090

          Equity in Earnings of Affiliates                2,235

          Minority Stockholders' Interest                 - 0 -

          Net Income                                  $  48,325



                                     FORM 10-QSB
                                 TAYLOR DEVICES, INC.
                           MANAGEMENT'S DISCUSSION (CON'T)


               For the three and nine month periods ended February 29, 1996, Taylor Devices, Inc. (the Company) recorded improved results in Net Sales, Operating Income, and Net Income compared to the prior year's performance.

          NINE MONTH PERFORMANCE

               For the nine months ending February 29, 1996, Net Sales were $6,561,047, approximately $1,409,000 and 27% higher than FY95's figure. Much of the increased revenue was attributable to the first sizeable deliveries of product in fulfillment of long-term defense related orders, and two seismic damper projects. FY96's Gross Margin was $2,299,803 (35.0%) representing improvements of about $611,000 and 2.2 percentage points compared to FY95's nine month results. Selling, General and Administrative (SGA) expenses increased by about $338,000 from the prior year due primarily to increased commission, depreciation and EDP expenses. However, as a percentage of net sales, SGA improved slightly from FY95's 26.0% to 25.6% in FY96. The improved sales, better gross margin percent performance and stable SGA generated an Operating Income of $621,504, a 78% improvement over FY95's nine month figure of $348,857. The $273,000 improvement in nine month Operating Income was somewhat offset by a $155,000 decrease in
          Other Income. As explained in the previous 10-QSB, this difference is almost entirely attributable to the substantial interest income reported in FY95 which was not repeated in FY96. Increased interest expense generated by the Industrial Development Agency (IDA) Loan to finance the facility expansion also impacted the Other Income line. Pretax income for FY96 was $546,162, about $117,000 higher than FY95's figure. The estimated tax rate used in FY96 continues to be relatively favorable due to the remaining portion of the NOL, although not quite as favorable as the estimated rate used in FY95 when the entire NOL was available. Net Income for FY96 was $444,143 ($.17 per share), compared to $395,818 ($.15 per share) in FY95.


          THREE MONTH PERFORMANCE

               Net Sales improved by about $185,000 and 9% in the third quarter of FY96 (Q396) compared to the same period in FY95
          (Q395). Gross Margin percentage also improved, from 34.2% in Q395 to 36.9% in Q396. The improvement in Gross Margin percent in the third quarter is due in part to favorable close-out adjustments on two contracts whose partial shipments had been assigned estimated costs in prior periods. Total Gross Margin for the third quarter was $857,782, about $126,000 better than FY95's third quarter. SGA expenses increased by about $36,000, resulting in an Operating Income figure of $272,037, about $90,000 higher than the previous year. Pretax income for Q396 was $261,112, about $105,000 higher than Q395 due primarily to improved operating income and slightly lower Other Expenses. Net Income for Q396 was $209,729 ($.08 per share) compared to $137,225 ($.05 per share) in Q396.


                                     FORM 10-QSB
                                 TAYLOR DEVICES, INC.
                           MANAGEMENT'S DISCUSSION (CON'T)


          OTHER

               In the third quarter of FY96, the Company's newly upgraded Engineering facility was finished, thereby bringing the 18 month facility expansion/upgrade project to completion. The Backlog of Sales Orders remains above the $7,000,000 level and bidding activity on seismic and non seismic opportunities continues at a strong level. The Company has recently commenced work on a substantial West Coast seismic project with a relatively short delivery schedule. However, as mentioned in the previous 10-QSB, certain other substantial projects originally scheduled to be awarded in time to favorably impact the Company's FY96 results (had the Company been the successful bidder) have been postponed for a number of reasons including funding and budgetary review at all levels of government. Management continues to be optimistic about the ultimate disposition of these projects but believes the major impact will be felt in FY97 and later.

               The Current Ratio remains strong at 2.1, and for the remainder of FY96 the Company's cash flow will benefit from use of the remaining NOL and the FY95 inventory adjustment to minimize tax payment obligations. The San Bernardino County Medical Center Replacement Project deliveries were completed in the third quarter, and the Company has been informed that all product shipped was acceptable. Final payment should be received about halfway into the fourth quarter.

               Based on current financial results and scheduled shipments for the final quarter of FY96, Management believes that FY96 will be a record year in terms of net sales. Net Income should approach FY95's figure, but due to the uncertainty surrounding the status of tax credits for R&D, it is not possible at this time to finalize an estimate.



                                     FORM 10-QSB
                                 TAYLOR DEVICES, INC.



          PART II - OTHER INFORMATION

               ITEM 1   Legal Proceedings

                    The Company is not currently engaged in any litigation.


               ITEM 2   Changes in Securities - None


               ITEM 3   Defaults Upon Senior Securities - None


               ITEM 4   Submission of Matters to Vote of Securities Holders
                              - None


               ITEM 5   Other Information

               In the period of 6/1/95 to 2/29/96, the Company's reported total of outstanding shares increased by 15,238, as itemized below:

               1.   Employee Stock Ownership Plan      9,886
               2.   Director Stock Option Plan         5,352
                                                      15,238


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





          By   /S/ Douglas P. Taylor                        Date:  4/15/96

               Douglas P. Taylor
               Chairman of the Board of Directors
               President
               (Principal Executive Officer)



                    AND





          By   /S/ Kenneth G. Bernstein                Date:  4/15/96

               Kenneth G. Bernstein
               Chief Accounting Officer
               Treasurer