Form 10KSB
period 1996-05-31
TAYLOR DEVICES INC
filed 1996-08-29
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                          F O R M 10-KSB
         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year                 Commission file number 0-3498
ended May 31, 1996

                        TAYLOR DEVICES, INC.
 (Exact name of small business issuer as specified in its charter)

         New York                                  16-0797789
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification No.)

90 Taylor Drive, North Tonawanda, New York             14120-0748
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number                       (716) 694-0800

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
          Title of each class                       which registered
               None                                      None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock (2-1/2 cents par value)
                      (Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes      X                         No _______

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
1O-KSB or any amendment to Form 10-KSB          [ X ]

Issuer's revenues for its most recent fiscal year are $8,916,836.

The aggregate market value of the Common Stock held by non-affiliates
(as defined in Rule 405 of the Securities Act of 1933) of the issuer, computed by reference to the average of the bid and asked price on August 22, 1996, the latest practicable date, was: $7,485,538.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

          Class                    Outstanding at August 22, 1996
Common Stock, $.025 par value                  2,687,424




                      TAYLOR DEVICES, INC.

              DOCUMENTS INCORPORATED BY REFERENCE

Documents                                   Form 10-KSB Reference

Form 10-KSB                                     Part I, Items 1-4
                                           Part II, Items 5-8 and
                                                Part III, Item 13

Proxy Statement                              Part III, Items 9-12


                        FORM 10-KSB INDEX

                                                             PAGE

PART  I. . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

     ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . .3
     ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . .7
     ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . 11
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS . . . . . . . . . . . . . . . . . . . . 11

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS . . . . . . . . . . 11
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF OPERATION. . . . . . . . . . . . . . . . . . 12
     ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . 14
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . 14

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT . . . . . . . . . . . . . . 14
     ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . 14
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT. . . . . . . . . . . . . . . . . 14
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. 14
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . 14



                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     The Company was incorporated in the State of New York on July 22, 1955 and is engaged in the design, development, manufacture and marketing of tension control, energy storage and shock absorption devices for use in various types of machinery, equipment and structures.

     The Company maintains its offices at 90 Taylor Drive, North Tonawanda, New York 14120-0748.

     The Company owns 58% of the equity securities of Tayco Realty Corporation ("Tayco Realty"), a corporation organized in the State of New York on September 7, 1977, with its affiliate, Tayco Developments, Inc. ("Developments"), owning 42%. Tayco Realty owns and leases to the Company certain portions of the premises which it occupies for its offices and manufacturing facilities. Other portions of the premises have been leased to the Company by the Niagara County Industrial Development Agency ("NCIDA") pursuant to certain tax-exempt bond financing arrangements. See Item 2. Description of Property.

     Both the Company and Developments were guarantors of the indebtedness of a former affiliate, Tayco Technology, Incorporated ("Tech"), which had its loans called by certain of Tech's lenders in 1991. Because Developments was unable to pay its 60% portion of the guaranteed indebtedness of Tech, and in order to stabilize the deteriorating financial situation, the Company assumed Tech's obligations, including Developments' portion of the indebtedness.

     As consideration, the Company required that Developments execute an irrevocable proxy to the Company to vote the Company's stock owned by Developments. As of August 1, 1994, the irrevocable proxy and related documents were renewed for a period of three years, or until Developments is able to reimburse the Company for payments made on Developments' behalf under the guarantee, whichever event is the earlier to occur. The Company also took an assignment of certain of Developments' patents in consideration of its assumption of these obligations. See Item 1. Description of Business, "Patents, Trademarks and Licenses". In 1994, Tech was merged into the Company, and in so doing the Company formally assumed all rights and obligations of Tech, including its credit obligations to lenders.

     The Company subcontracts a portion of its operations to unrelated third parties partly to reduce the impact of late delivery on defense contracts, but does not anticipate subcontracting a substantial portion of its business. Normally, the Company does not subcontract any of its business to its affiliates.

     In addition to manufacturing and selling existing product lines, the Company continues to develop new and advanced technology products (i.e., products which are produced from existing products by applying proven designs or manufacturing processes). The development of such products is ordinarily at the Company's expense.



Principal Products

     The Company has six major product lines, namely (1) Fluidicshoks,
(2) Crane and Industrial Buffers, (3) Self Adjusting Shock Absorbers,
(4) Liquid Die Springs (5) Power Plant Snubbers and (6) Seismic Energy Absorbers. Seismic Energy Absorbers are designed to ameliorate the effects of earthquake tremors on structures, and are a source resulting in substantial business for the Company.

     A summary of the capabilities and applications for these product lines is as follows:

     Fluidicshoks are small, extremely compact shock absorbers with up to 19,200 inch-pound capacities, which are produced in 15 standard sizes for primary use in the defense, aerospace and commercial industry. Crane and Industrial Buffers are larger versions of the Fluidicshoks with up to 60,000,000 inch-pound capacities, produced in more than 60 standard sizes for industrial application on cranes, container ships, ships, railroad cars, truck docks, ladle and ingot cars, ore trolleys and car stops. Self-Adjusting Shock Absorbers, which include versions of Fluidicshoks and Crane and Industrial Buffers, automatically adjust to different impact conditions, and are designed for high cycle application primarily in heavy industry. Liquid Die Springs are used as component parts of machinery and equipment used in the manufacture of tools and dies.

     In the past, substantial sales revenue resulted from sales of Fluidicshoks, Crane and Industrial Buffers and Liquid Die Springs. Power Plant Snubbers are used in nuclear and fossil fuel power plants for arresting motion and shock on large piping systems, and are available in force ranges of up to 2 million pounds and strokes up to 30 inches. Presently this market is relatively quiet due to the lack of new power plant construction in North America. Seismic Energy Absorbers are sophisticated derivatives of existing Company technology and account for a significant expansion of the Company's business.


Distribution

     The Company utilized the services of more than 50 sales representatives and distributors in the United States and Canada. Specialized technical sales in aerospace and custom marketing activities are serviced by three sales agents, with the assistance and under the direction of Douglas P. Taylor, the Company's President. Sales representatives have non-exclusive, yearly agreements with the Company, which, in most instances, provide for payment of commissions on sales at 10% of the product's net aggregate selling price. Distributors also have non-exclusive, yearly agreements with the Company.
Cost of products to distributors is the price listed on a published distributors' discount sheet, and ranges from 10% to 40% under the product's suggested list price.

Competition

     The Company faces no significant competition with respect to its patented products; however, on mature weapons systems, competitors have qualified conventional products where government specifications have been reduced. Two other competitors are foreign companies, both of which produce crane buffers.

     In connection with specification products produced for the aerospace and commercial aerospace industries, the Company's principal competitors are Cleveland Pneumatic Tool Company in Cleveland, Ohio, Menasco Manufacturing Company in Burbank, California, and Pacific Scientific of Anaheim, California. While the Company is competitive with these companies in the areas of pricing, warranty and product performance, it cannot compete with Cleveland Pneumatic and Menasco in the area of volume production due to the Company's limited financing and facilities.


Raw Materials and Supplies

     The principal raw materials and supplies used by the Company in the manufacture of its products are provided by numerous suppliers, the loss of any one of which would not be considered to materially affect the Company's operations.


Patents, Trademarks and Licenses

     Under a License Agreement ("License Agreement") dated November 1, 1959, between the Company and Developments, the Company was granted preferential rights to market, in the United States and Canada, all existing and future inventions and patents developed by Developments. Certain of these patents were assigned to the Company in partial consideration of the Company's assumption of Developments' portion of the indebtedness of Tech under certain guarantees to Tech's lenders. See Item 1. Description of Business, "Business Development".

     The term of this License Agreement is the life of the last-to-expire patent on which the Company is paying royalties, which is the year 2014. During the life of the patent, the Company pays Developments a 5% royalty on sales of items sold and shipped. During fiscal 1996, the Company incurred royalties to Developments of $118,140. Payments are required to be made quarterly without interest; payments are current.

     The License Agreement also provides for Developments to pay the Company 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement, as well as on apparatus and equipment subject to the License Agreement but modified by the Company, with rights to such modification having been assigned to Developments. No royalties were received in fiscal 1996; royalties, if any, are paid quarterly.


     Although the Company and Developments share common management and a close business relationship, as separate corporations responsible to their own shareholders, interests may diverge regarding development and licensing of future inventions and patents. In that case, Developments would be permitted to license future inventions and patents to parties other than the Company, rendering the Company's option on future inventions and patents under its License Agreement only minimally beneficial.

Terms of Sale

     The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales. No extended payment terms are offered. During fiscal 1996, delivery time after receipt of orders averaged 12 to 14 weeks for the Company's standard products.


Dependence Upon Customers\Government Contracts

     The Company's business is not dependent upon any single customer or a few customers. In fiscal 1996, aggregate shipments to two customers equaled 10% or more. The contract with the San Bernardino County Medical Center (SBCMC) was for a specific project only and the nature of the project precludes SBCMC itself from being a continuing customer. With the receipt of four medium to large seismic orders in early FY97, the Company believes it has replaced the SBCMC revenues for FY97.

     Sales to a major government defense contractor also exceeded 10% of the Company's net sales. The sales were for two distinct products delivered to two different locations. Neither product by itself, exceeded 10% of the Company's net sales. At this time, management believes that these defense related revenues will continue at a high level to the customer through FY97. See Item 6. Managements Discussion and Analysis or Plan of Operation.

     Contracts between the Company and the federal government or its independent contractors, are subject to termination at the election of the federal government. Contracts are generally entered into on a fixed price basis.
From time to time, the Company has also entered into a cost plus defense contract. If the federal government should further limit defense spending, these contracts could be reduced or terminated, which could have a materially adverse effect on the Company.


Research and Development

     The Company does not normally engage in any major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the government. See Item 1. Business, "Patents, Trademarks and Licenses". The Company, however, engages in research testing of its products. For the fiscal years ended May 31, 1996 and May 31, 1995, the Company expended $166,283 and $82,840 respectively, on manufacturing research through its affiliate, Developments. The Company spent $292,322 and $304,378 on research and development in fiscal years 1996 and 1995, respectively. For fiscal 1996 and 1995, defense sponsored research and development totaled $90,681 and $184,969, respectively.

Government Regulation

     Compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment has had no material effect on the Company, and the Company believes that it is in substantial compliance with such provisions.

     The Company is subject to the Occupational Safety and Health Act, ("OSHA") and the rules and regulations promulgated thereunder, which establishes strict standards for the protection of employees, and imposes fines for violations of such standards. The Company believes that it is in substantial compliance with OSHA provisions and does not anticipate any material corrective expenditures in the near future.

     The Company is also subject to regulations relating to production of products for the federal government. These regulations allow for frequent governmental audits of the Company's operations and fairly extensive testing of Company products. The Company believes that it is in substantial compliance with these regulations and does not anticipate corrective expenditures in the future. The Company is currently incurring only moderate costs with respect to disposal of hazardous waste and compliance with OSHA regulations.


Employees

     Exclusive of Company sales representatives and distributors, as of May 31, 1996, the Company had 78 full time and 8 part time employees, not including 3 executive officers. The Company has good relations with its employees.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's production facilities are comprised of four interconnected buildings located on approximately six acres on Tonawanda Island, New York. Production facilities consist of a small parts plant (approximately 4400 square feet), large parts plant (approximately 10,000 square feet), including a facility of approximately 7,000 square feet constructed in 1995 (see below), a testing facility, storage area, pumping area and the Company's general offices. Total square footage of these facilities is more than 25,000 square feet. A separate remote testing facility of 800 square feet is used for heavy shock testing. A new testing facility of 1,225 square feet has been completed.

     In November 1994, as part of certain tax-exempt bond financing arrangements, the Company and the NCIDA entered into a 15 year Series Lease by the Company of approximately 7,000 square feet of manufacturing space adjacent to the Company's existing large machine shop. The expansion accommodated the Company's increased need for additional manufacturing space for its seismic damper devices.

     Rental payments, equivalent to payments of principal and interest due, are made quarterly by the Company over the term of the Lease, and are sufficient to amortize the $1,250,000 tax-exempt industrial development revenue Series A Bonds (the "Bond") issued by the NCIDA. The payments reimburse
Marine Midland Bank ("Marine"), as issuer of the five (5) year direct-pay irrevocable letter of credit, which is drawn upon by Bankers Trust Company, as Trustee, for the benefit of the bondholders. The Bond bears interest at the Marine Midland Adjustable Rate Service ("MMARS") rate, plus an incremental amount designated by Marine Midland Securities, Inc. (the "Remarketing
Agent"). The MMARS rate reflects the current bid-side yield of the highest rate short-term, federally tax exempt obligations currently being traded, announced weekly by the Remarketing Agent, not to exceed 15% per annum, and is the minimum rate of interest necessary to enable the Remarketing Agent to remarket the Bond at par. Annual principal payments by the Company in June of each year range from $25,000 to $150,000, including a final principal payment of $45,000 upon maturity on June 1, 2009. The Bond may be redeemed in whole, or in part, on any quarterly interest payment date, without penalty or premium. The principal amount outstanding on the Bond as of May 31, 1996 is $1,180,000. All payments are current.


     Rental payments are secured by the liens of the Master Indenture between the NCIDA and the Trustee, the Series Supplemental Indenture between the NCIDA and the Trustee, and the Series Mortgage from the NCIDA, the Company, and Tayco Realty, to Marine, as well as by other collateral security arrangements. When the Bond matures on June 1, 2009, the Company must purchase the Facility from the NCIDA for $1.00.

     A mortgage note is also held by Marine Midland Bank, N.A., Buffalo, New York, on property located at 90 Taylor Drive, N. Tonawanda, New York
14120, with an interest rate equal to the bank's prime interest rate plus 1%.
A monthly payment of $1,444.44 plus interest is due on the first of each month, and a balloon payment of $176,222.48 is due at the maturity date of June 1, 1998. The principal balance at May 31, 1996 is $209,445. All payments are current.

     The small parts plant consists of a complete small machine shop and tool room and produces all of the Company's product items which are less than two inches in diameter. The large parts plant consists of a complete large machine shop and tool room. Both plants contain custom built machinery for boring, deep hole drilling and turning of parts.

     Except for the premises leased from the NCIDA, Company leases portions of both the building and the property on which it is located from Tayco Realty, an affiliate. See Item 1. Description of Business.

     Pursuant to the Lease Agreement between the Company and Tayco Realty, rental payments from June 1, 1995 to May 31, 1996 totaled $125,600, with standard terms and conditions, renewed on November 1, 1995 for a term of ten years. The annual rental amount is renegotiated by management of the two companies. The total rent paid by the Company is determined by a base rate and is subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by the Company.  The Company also pays for
certain expenses incurred for the operation of the facilities.   In addition,
the Company leases a separate warehouse for storage from an unrelated third-party, consisting of approximately 3,600 square feet at $600 per month. The warehouse is located approximately one-half mile from the above-referenced production facilities and office space. The actual rental expense incurred by the Company for fiscal 1996 was $7,200.


     The following tables provide information regarding the properties discussed in this Item 2. Description of Property.

                       TAYLOR DEVICES, INC.

Reg. 228.102(c)-Real Estate
                                                   ACCUM.           NET
                                                   DEPREC.          BOOK
                                                   5/31/96          VALUE
PROPERTY LOCATION                COST              (BOOK)          5/31/96
90 & 100 Taylor Drive
 (see below)
N. Tonawanda, NY  14120

     Land                       $  141,483           N/A         $  141,483
     Buildings                  $  743,640        $444,239       $  299,401

     Building
     Improvements                $1,408,517       $183,034       $1,225,483
                                 $2,293,640       $627,273       $1,666,367


                                             ACCUM.        NET
                                             DEPREC.       BOOK     PERCENTAGE
                                             5/31/96       VALUE      OF TOTAL
PROPERTY LOCATION                 COST       (BOOK)        5/31/96      ASSETS
90 Taylor Dr.
N. Tonawanda, NY 14120

     Land                      $  107,363      N/A       $  107,363

     Building                  $  428,506    $338,160    $   90,346

Building Improve-Realty        $   33,863    $  1,487    $   22,376
Building Improve-Devices       $1,374,654    $171,547    $1,203,107
     TOTAL                     $1,944,386    $521,194    $1,423,192     18.3%


100 Taylor Dr.
N. Tonawanda, NY 14120

     Land                      $ 34,120         N/A       $  34,120

     Building                  $315,134      $106,079     $  209,055

     TOTAL                     $349,254      $106,079     $  243,175    3.1%


Taylor Devices, Inc. & Subsidiary
     Total Assets as of May 31, 1996                       $7,775,577


Reg. 228.102(c)(7)(vi)(A-D)

                        FEDERAL    FEDERAL    FEDERAL    FEDERAL     NET TAX
                        DEPREC.    LIFE       TAX        ACCUM.      BASIS
PROPERTY LOCATION       METHODS    CLAIM      COST       DEPREC.     5/31/96
90 & 100 Taylor Dr.
(see below)
N. Tonawanda, NY 14120
                        STR. LINE,
                        ACRS &     15-40
     Building           MACRS      Years   $   743,640   $478,100   $   265,540

                        STR. LINE,
     Building           ACRS &     7-40
     Improvements       MACRS      Years    $1,408,517   $115,603   $1,292,914

                                            $2,152,157   $593,703   $1,558,454


Supporting Schedule
Reg. 228.102(c)(7)(vi)(A-D)

                    FEDERAL        FEDERAL     FEDERAL   FEDERAL   NET TAX
                    DEPREC.        LIFE        TAX       ACCUM.    BASIS
PROPERTY LOCATION   METHODS        CLAIMED     COST      DEPREC.   5/31/96
90 Taylor Dr.
N. Tonawanda, NY 14120

                    STR. LINE,      15-25
     Building       ACRS,MACRS      Yrs.   $   428,506  $338,160  $     90,346

     Building       STR. LINE,      7-31.5
     Improve-Realty     ACRS,MACRS  Yrs    $    33,863  $ 11,487  $     22,376

     Building       STR. LINE,      15-40
     Improve-Devices    ACRS,MACRS  Yrs.   $1,374,654   $104,116  $1,270,538

         Total                             $1,837,023   $453,763  $1,383,260


100 Taylor Drive
N. Tonawanda, NY  14120

     Building       STR. LINE,      19-40
                    ACRS,MACRS      Yrs.   $  315,134   $139,940  $  175,194
Reg. 228.102(c)(2)


Reg. 228.102(c)(3)

     The Company leases approximately 800 square feet of office and research and development space to Developments, Inc., pursuant to a one year lease agreement between the Company and Developments, Inc. Rental payments for fiscal 1996 totaled $11,852. The lease is automatically renewed each year, unless canceled by notice to the other party sixty (60) days prior to year's end. The lease agreement has been renewed for fiscal 1997 at a base rental of $10,000. The total rent paid by Developments is determined in accordance with the base rental, and is subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by Developments.
The real property utilized by Developments is in good condition and adequate for its present operations. Management believes that transportation to and from production facilities is adequate, and that all of the Company's properties are adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.




                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's Common Stock is traded over the counter and is listed with the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

     The market prices noted below for fiscal years 1995 and 1996 obtained from NASDAQ, reflect estimated prices between dealers, without retail mark-up, mark-down or commission. Prices do not necessarily represent actual transactions, because trades in the Company's shares are sporadic.



                       Fiscal 1995                Fiscal 1996
                  High Bid     Low Bid       High Bid     Low Bid

First Quarter       3 5/8          2 3/8       4                3 3/8

Second Quarter      4              2 3/8       5                4 5/16

Third Quarter       4 3/4          3           4 3/6            3 5/8

Fourth Quarter      4 3/4          3 3/8       4                3 1/2


Holders

     As of August 22, 1996, the approximate number of holders of record of Common Stock of the Company was 2,394. Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 3,000.


Dividends

     No cash or stock dividends have been declared during the last two fiscal years. Under the terms of the Company's credit arrangement with its major lender, the Company is prohibited from issuing cash dividends.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The Company experienced its third consecutive year of record Revenues and second consecutive year of record Net Income in Fiscal Year 1996 (FY96). Revenues of $8,916,836 were 10.5% higher than the previous year's figure.
Net income of $612,321 increased by 10.1% over FY95, increasing Earnings per Share from $.20 to $.22. FY96 is the final year of a three year period in which the Company has enjoyed the advantages of substantial tax refunds from previous periods and the use of Net Operating Loss carryforward credits. The Company's management has used this period to upgrade the Company's facilities and equipment and strengthen the Company's competitive position in all of its markets.

     FY96 shipments of $8,916,836 contained $245,299 of "pass through" billings related to a joint development defense/aerospace project. FY95's shipments included "pass through" billings of $590,884 on this same project. Removing this "pass through" figure from both years' shipments results in shipments of $8,671,537 for FY96 and $7,478,270 for FY95. These figures more accurately depict the shipments of the Company's own goods and services and indicate a 16% increase in shipments in FY96. Increased defense product shipments of $1,560,000 more than offset a decrease in seismic product shipments of $1,323,000, as the Company completed its deliveries against the $4,100,000
San Bernardino County Medical Center Replacement Project (SBCMC). Increases in crane buffer shipments ($700,000), non-seismic dampers ($135,000) and non-hydraulic shocks ($123,000) also significantly contributed to the improved shipment level.

     FY96's reported gross margin was $3,222,372, or 36.1% of net sales, as compared to FY95's reported figures of $2,459,913 and 30.5%. For a more meaningful comparison, these figures must be adjusted for the "pass through" sales referenced earlier, which produced no gross margin dollars in FY96 and negligible gross margin dollars FY95. In addition, FY95's figure must be adjusted for the $375,000 write-down of obsolete inventory. On an adjusted basis, FY96's gross margin % was 37.2% and FY95's was 33.9%. Management believes this improvement in gross percentage accurately reflects the net impact of a number of factors. The positive factors were improved productivity from the new facilities and equipment and favorable adjustments upon the close-out of two extended delivery orders. Primary among those factors negatively impacting the gross margin % was an increase in the manufacturing overhead rate driven by the depreciation expense from the new facility and equipment and increased absorption of the affiliate's development expenses.

     Selling, General and Administrative (SGA) expenses increased to $2,361,943 (26.5%) from $2,072,919 (25.7%) in FY95. On an adjusted basis (removing "pass-through" sales), the percentages are 27.2% and 27.7% respectively, which shows an improvement in FY96. As predicted, commission expenses were lower in FY96 as seismic sales constituted a lower portion of net sales. Travel and advertising expenses increased in FY96 as the Company continued its aggressive marketing efforts. The depreciation expense related to SGA's share of the facility upgrade rose over FY95's levels, too. FY96 also experienced a substantial increase in consulting fees related to the implementation of its new EDP system. This expense is expected to continue at an elevated level until the second quarter of FY97 when the implementation should be complete.

     In FY96, Other Income/Expense went from Income of $8,079 in FY95 to Expense of $96,550. This increase in expense is largely attributable to the interest income on tax refunds in the amount of $110,000, which the Company received in FY95, but not in FY96. True interest expense increased from $140,00 in FY95 to $151,000 in FY96. This increase represented the net of a decrease in interest expense on the decreasing balances in the Company's term loan and mortgage and the impact of the first full year of interest expense on the NCIDA Bond.

     Taxes for FY96 were computed to be $169,257, 22.1% of taxable income.
This low rate reflects the use of the last of the NOL credits and some existing R&D credits. In FY95, with full use of the NOL and the "write down" of obsolete inventory, the taxes were computed to be a credit of $144,514. For FY97 and beyond, barring any unforeseen circumstances, it appears the Company will return to tax rates in the 35% range.

     Equity in the Earnings of Affiliates increased from $18,861 in FY95 to $26,808 in FY96 as Developments' results showed the impact of lower rental charges. Additionally, Developments' Royalties increased due largely to some newly granted patents on aerospace products. The increase in the Minority Stockholder's Interest, from $2,334 in FY95 to $9,109 in FY96 represents Developments' share of the earnings of Tayco Realty. In FY96, the Company and Tayco Realty adjusted the monthly rent payment to a correct fair market rate.

     Net income for FY96 was $612,231 compared to $556,114 for FY95. Reported Earnings per Share for FY96 were $.22, up from $.20 in FY95. The increase of approximately 10% in each of these figures is consistent with the increase in net sales.

     The Company's cash balance at 5/31/96 was almost identical to that of a year ago. About half of the $913,284 cash balance was attributable to customer deposits/prepayments on large seismic orders. An increase in inventory of $295,208 was due to early quantity purchases made by the Company for fulfillment of two large defense/aerospace orders with extended delivery terms. Net Property and Equipment increased by $446,058 as the new testing facility came onto the books. With respect to the Liability side of the balance sheet, the increase in Accrued Expenses is due primarily to permanent accruals established to bring the Company into compliance with accounting regulations.

     The Company remains in a strong position at the beginning of FY97. Management has used the three years of low taxes resulting from the NOL and the one-time tax refunds to upgrade the Company's manufacturing capabilities and strengthen its marketing function. The Company is now in a position to meet the relatively short delivery times that are regularly required by prospective customers, which was not feasible two years ago. New marketing channels were opened in FY96 as representatives from west coast engineering/consulting firms visited the Company's facility for training and observation of the Company's capabilities. In FY96, in addition to completing the SBCMC order, the Company successfully completed three other seismic products orders of moderate size. Shortly into FY97, four seismic products orders of significant value ($3,100,000 combined) were added to the Company's backlog. Management believes that additional substantive orders are forthcoming, but based on past experience, cannot predict exact dates and amounts. Similarly, management believes that significant defense/aerospace orders may be received in FY97.

     The Company's R&D effort continues steadily in two primary directions. In FY96 the Company fabricated and delivered five sample dampers to HITEC, the government/industry group developing specifications for highway bridges. The Company is currently awaiting results from laboratory tests being conducted by HITEC. The second focus is the E-R "intelligent" damper being developed in conjunction with the University of Notre Dame. Phase I of this project has been completed and has been funded by the National Science Foundation. The Company may elect to submit a proposal for Phase II which will entail the fabrication of some functional units.

     In summary, in FY96 the Company produced record sales and income figures and enhanced its reputation and credibility in the civil engineering world.
By meeting the rigid technical specifications and the customer's delivery requirements on the SBCMC project, the Company has established itself as a reliable vendor on projects of any size. Management believes the Company has started to benefit from this enhanced presence in the form of bid solicitations from previously unknown (to the Company) projects. As discussed previously, the Company recognizes that a solicitation to bid may or may not result in an order, and an order may have a delivery date three or more years away. Nonetheless, the increased inquiry activity and good exposure at recent international conferences are indicators that the Company and its products are being positively received in a potentially large market. With respect to FY97, based on the current backlog and a reasonable projection of receiving at least some of the orders currently being bid on, Management believes revenues should be at least equivalent to the level experienced in FY95 and FY96. The depletion of the NOL carryforward and use of all previously accrued tax credits will subject the Company's income to normal tax rates for the first time in three years. Notwithstanding the foregoing, Management believes FY97 will be another year with positive results.


Inflation

     Although no exact measurement of inflation can be determined, costs to the Company have risen, and accordingly, the price of products sold by the Company have risen with approximately equal timing. Adjustments are made possible due to continuous review of selling prices and costs for government contract production, at which time commercial lines are also adjusted.


ITEM 7.  FINANCIAL STATEMENTS

     For information concerning this Item, see the Company's balance sheet and related financial statements at Item 13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no disagreements between the Company and its accountants as to matters which require disclosure.



                             PART III

     The information required by Items 9, 10, 11 and 12 of this part are presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on November 8, 1996 which information is hereby incorporated by reference into such report to be filed within 120 days after the Company's fiscal year end.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


     DOCUMENTS FILED AS PART OF THIS REPORT:

     1.   Financial Statements:

          Consolidated Balance Sheets May 31, 1996 and 1995

          Consolidated Statement of Stockholders' Equity for the years ended May 31, 1996 and 1995

          Consolidated Statements of Income for the years ended May 31, 1996 and 1995

          Consolidated Statements of Cash Flows for the years ended
            May 31, 1996 and 1995

          Notes to Financial Statements May 31, 1996



     EXHIBITS:

     (3)  Articles of incorporation and by-laws

            (i) Restated Certificate of Incorporation filed by the New York Department of State on December 7, 1982, incorporated by reference to exhibit (3) (I) of Annual Report on Form 10-K, dated August 24, 1983.

            (ii) Amendment to Certificate of Incorporation filed by the New York Department of State on November 17, 1992, and incorporated by reference to exhibit (3) (iv) to Form 8 [Amendment to Application or Report], dated September 24, 1993.

          (iii) By-laws of the registrant, as amended, incorporated by reference to exhibit (3) (ii) of Annual Report on Form 10-K, dated August 24, 1983.

           (iv) Amendment to By-laws of the registrant incorporated by reference to Current Report on Form 8-K, dated October 21, 1988.

            (v) Certificate of Merger of Tayco Technology, Incorporated into the registrant, filed by the New York Department of State on June 29, 1994, effective as of July 1, 1994, incorporated by reference to exhibit (3) (v) of Annual Report on Form 10-KSB, dated August 26, 1994.

     (4)  Instruments defining rights of security holders, including indentures
            (i) Pledge and Irrevocable Proxy Agreement, dated as of August 1, 1991, together with attached schedules, incorporated by reference to Amendment No. 2 to the Schedule 13D, filed by Tayco
          Developments, Inc. regarding registrant's shares as filed on November 6, 1991 and Amendment No. 3 to the Company's Schedule 13D, as filed on November 14, 1991.

           (ii) Amendment No. 1 to the Pledge and Irrevocable Proxy Agreement, dated as of August 1, 1994, together with attached schedules, and other arrangements with other shareholders incorporated by reference to Amendment No. 5 to the Schedule 13D, filed by Tayco Developments, Inc. regarding registrant's shares as of August 29, 1994.

          (iii) Mortgage in the amount of $260,000 issued by Marine Midland Bank dated May 28, 1993, incorporated by reference to Exhibit (10)
          (vii) Annual Report on Form 10-KSB, dated September 10, 1993.

           (iv) Master Indenture between Niagara County Industrial Development Agency and Bankers Trust Company, as Trustee, dated as of November 1, 1994 ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]). Incorporated by reference to Exhibit (4) (iv) to the Annual Report on Form 10-KSB, dated
          August 25, 1995.

            (v) Series Supplemental Indenture between Niagara County Industrial Development Agency and Bankers Trust Company, as Trustee, ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]). Incorporated by reference to Exhibit (4) (v) to the Annual Report on Form 10-KSB, dated
          August 25, 1995.

           (vi) Series Mortgage from Niagara County Industrial Development Agency, Tayco Realty, Inc. and registrant to Marine Midland Bank, as Letter of Credit Bank, dated as of November 1, 1994.
          Incorporated by reference to Exhibit (4) (vi) to the Annual Report on Form 10-KSB, dated August 25, 1995.


     (10) Material contracts
            (i) Incentive Stock Option Plan, approved December 3, 1982, incorporated by reference to exhibit (10) (ii) of Annual Report on Form 10-K, dated August 24, 1983.

           (ii) Non-Statutory Stock Option Plan, approved December 3, 1982, incorporated by reference to exhibit (10) (iii) of Annual Report on Form 10-K, dated August 24, 1983.

          (iii) 1994 Taylor Devices, Inc. Stock Option Plan, approved October 28, 1994, incorporated by reference to Exhibit 4.1 of Form S-8 Registration Statement No. 33-88152, as filed on December 30, 1994.

           (iv) License Agreement between the registrant and Tayco Developments, Inc., dated November 1, 1959 incorporated by reference to exhibit (10) (i) of Annual Report on Form 10-K, dated August 27, 1982.

            (v) Employee Stock Purchase Plan, approved October 29, 1984 incorporated by reference to Exhibit 4.1 of Registration Statement No. 2-94754.

           (vi) Employee Stock Purchase Plan, approved October 28, 1994 incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement, No. 33-88154, filed December 30, 1994.

          (vii) Loan Agreements between the registrant and Marine Midland Bank dated December 2, 1992 establishing a $940,000 term loan, incorporated by reference to exhibit (10) (viii) to the Annual Report on Form 10-KSB, dated September 10, 1993.

          (viii) Series Lease between Niagara County Industrial Development Agency and registrant, dated as of November 1, 1994 ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMars Second Program]). Incorporated by reference to Exhibit (10) (ix) to the Annual Report on Form 10-KSB, dated August 21, 1995.

            (ix) Lease Agreement between registrant and Tayco Realty Corporation dated November 1, 1995 for a 10 year term attached to and incorporated into this Annual Report on Form 10-KSB.



     (11) Statement re:  Computation of per share earnings

          This computation appears in the notes to statements.


     (21) Subsidiaries of the registrant

          Tayco Realty Corporation is a New York corporation organized on September 8, 1977.


     (23) Report and Consent of Independent Certified Public Accountants



REPORTS ON FORM 8-K:
          None



Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 22, 1996

                                   TAYLOR DEVICES, INC.
                                   (Registrant)




                                   By: /S/Douglas P. Taylor
                                        Douglas P. Taylor,
                                        President and Director
                                        (Principal Executive Officer)



                                                and



                                   By: /S/Kenneth G. Bernstein
                                        Kenneth G. Bernstein,
                                        Treasurer
                                        (Principal Financial and
                                        Accounting Officer)





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By: /S/Joseph P. Gastel                           By: /S/Richard G. Hill
     Joseph P. Gastel                                  Richard G. Hill
     Director, August 22, 1996                         Director, August 22, 1996





By: /S/Donald B. Hofmar                           By: /S/O. Eugene Hilger
     Donald B. Hofmar                                  O. Eugene Hilger
     Director, August 22, 1996                         Director, August 22, 1996




                 CONSENT OF INDEPENDENT AUDITORS


Board of Directors of Taylor Devices, Inc.

We consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 0-3498) of Taylor Devices, Inc. of our report dated July 17, 1996, included in the May 31, 1996 Annual Report to Stockholders of Taylor Devices, Inc.



 /S/ J.D. Elliott & Company, P.C.
J.D. Elliott & Company, P.C.
August 26, 1996



                       FINANCIAL STATEMENTS

                       TAYLOR DEVICES, INC.


                           May 31, 1996




INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders of Taylor Devices, Inc.


   We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and subsidiary as of May 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and subsidiary as of May 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





/S/ J.D. ELLIOTT & CO., PC.
J. D. ELLIOTT & CO., P.C.
July 17, 1996



              TAYLOR DEVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
                    May 31, 1996 and 1995


        ASSETS                                   1996               1995

 Current
  Cash                                       $   913,284       $   915,294
  Restricted funds held by trustee (Note 7)      106,639           627,591
  Receivables (Note 2)                         1,210,435           793,046
  Inventories (Note 3)                         2,408,763         2,113,555
  Prepaid expenses                               130,843           147,515
  Deferred tax assets (Note 9)                    63,312           152,377
        Total current assets                   4,833,276         4,749,378

 Property and Equipment, Net (Note 4)          2,403,480         1,957,422

 Investment in Affiliate, at Equity
   (Note 5)                                      168,451           141,643
 Other
  Cash value - life insurance, net               151,186           135,894
  Goodwill, net                                   79,096            85,141
  Deferred financing costs, net                  120,888           136,060
  Deferred tax assets (Note 9)                    15,401            29,941
  Other, net                                       3,799             4,098
                                                 370,370           391,134

                                              $7,775,577        $7,239,577

        LIABILITIES AND STOCKHOLDERS' EQUITY

 Current
  Current portion of long-term debt
   (Note 7)                                    $  366,003        $  277,396
  Payables- trade                                 961,010           758,162
        - affiliate                                67,740            56,334
        - construction in progress                   -              303,898
  Accrued income taxes                             62,582            63,816
  Accrued expenses                                340,337           142,563
  Advance payments, customers                     455,991           570,469
        Total current liabilities               2,253,663         2,172,638

 Long-Term Debt (Note 7)                        1,750,583         2,012,092
        Total liabilities                       4,004,246         4,184,730

 Minority Stockholder's Interest                  224,505           215,396

 Stockholders' Equity
  Common stock, par value $.025 a share,
         authorized 8,000,000 shares issued
         2,676,968 shares and 2,653,748
   shares, respectively (Notes 13 and 14)          66,924            66,344
  Paid-in capital                               2,258,725         2,161,732
  Retained earnings                             1,269,521           657,200
                                                3,595,170         2,885,276
  Less:  Cost of treasury stock - 22,607
      shares and 21,990 shares,
      respectively (Note 14)                       48,344            45,825
                                                3,546,826         2,839,451
                                               $7,775,577        $7,239,577



               TAYLOR DEVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the years ended May 31, 1996 and 1995


                             Common     Paid-In        Retained       Treasury
                             Stock      Capital        Earnings        Stock

Balance, June 1, 1994     $   65,631   $1,915,817    $   101,086   $    (45,825)

  Net income for the year
    ended May 31, 1995        -             -            556,114           -

   Conversion of long-term
    payables - affiliate
    to additional paid-in
    capital (Note 11)         -          148,000            -           -

  Common stock issued for
    employee stock
    purchase plan
    (Note 13)                333          41,784            -              -


  Stock options exercised
    (Note 14)                380          56,131            -              -

Balance, May 31, 1995     66,344       2,161,732         657,200       (45,825)

  Net income for the year
    ended May 31, 1996       -               -           612,321           -

  Common stock issued for
    employee stock
    purchase plan
    (Note 13)                361          62,207            -               -

  Stock options exercised
   (Note 14)                 219          34,786            -               -

  Treasury stock acquired
   (Note 14)                -              -                -            (2,519)

Balance, May 31, 1996    $66,924     $ 2,258,725     $ 1,269,521      $ (48,344)



The accompanying notes are an integral part of these financial statements.



             TAYLOR DEVICES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF INCOME
          For the years ended May 31, 1996 and 1995


                                                  1996              1995

 Sales, Net (Note 8)                           $8,916,836        $8,069,154

 Cost of Sales                                  5,694,464         5,609,241

        Gross profit                            3,222,372         2,459,913

 Selling, General and Administrative Expenses   2,361,943         2,072,919

        Operating income                          860,429           386,994

 Other Income/(Expense)
  Gain on disposition of equipment                   -                  400
  Rental income - affiliate (Note 11)              11,852            32,004
  Interest, net                                  (114,750)          (30,500)
  Miscellaneous                                     6,348             6,175
                                                  (96,550)            8,079
  Income before (provision)/benefit for
   income taxes, equity in net income of
   affiliate and minority interest                763,879           395,073

 (Provision)/Benefit for Income Taxes
   (Note 9)                                      (169,257)          144,514

  Income before equity in net income of
   affiliate and minority interest                594,622           539,587

 Equity in Net Income of Affiliate (Note 5)        26,808            18,861

  Income before minority interest                 621,430           558,448

 Minority Stockholder's Interest                   (9,109)           (2,334)

        Net income                            $   612,321       $   556,114

 Net Income Per Common Share (Note 10)        $       .22       $       .20



 The accompanying notes are an integral part of these financial statements.



             TAYLOR DEVICES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the years ended May 31, 1996 and 1995

                                                          1996         1995
 Cash Flows From Operating Activities
  Net income                                          $  612,321    $ 556,114
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                       225,335      141,708
     Equity in net income of affiliate                   (26,808)      (18,861)
     Gain on disposition of equipment                       -             (400)
     Increase in cash value - life insurance             (15,292)      (14,813)
     Deferred income taxes/(benefit)                     103,605      (169,656)
     Minority stockholder's interest                       9,109         2,334
     Common stock issued, charged to compensation
       expense, net                                       32,486        56,511
     Consulting fee expense                                  -          10,000
     Interest income - funds held by trustee              (7,467)      (12,288)
     Changes in:
       Receivables                                      (417,389)      441,093
       Inventories                                      (295,208)     (509,261)
       Prepaid and refundable income taxes                   -         106,990
       Prepaid expenses                                   16,672         4,617
       Payables - trade                                  202,848       (64,955)
       Payables - affiliates                              11,406        24,231
       Advance payments, customers                      (114,478)      570,469
       Accrued income taxes                               (1,234)       63,816
       Accrued expenses                                  197,774       (33,937)

        Net cash provided by operating
             activities                                  533,680     1,153,712

 Cash Flows From Investing Activities
  Acquisition of property and equipment                 (233,777)      (463,041)
  Proceeds from sale of equipment                           -               400
  Cash received from trustee                              35,000           -
  Cash remitted to trustee (Note 7)                     (105,000)       (35,000)
  Acquisition of additional one percent (1%) equity
   interest in merged subsidiary                            -              (304)

        Net cash used for investing
           activities                                    (303,777)     (497,945)

 Cash Flows From Financing Activities
  Financing costs paid                                    (12,579)      (60,354)
  Borrowings - bank demand notes                          150,000       314,000
  Repayments - bank demand notes                         (150,000)     (314,000)
           - long-term debt                              (281,902)     (200,365)
  Proceeds from issuance of common stock - employee
   stock purchase plan (Note 13)                           62,568        42,117

        Net cash used for financing activities           (231,913)     (218,602)

        Net (decrease)/increase in cash                    (2,010)      437,165

 Cash Balance at Beginning of Year                        915,294       478,129

 Cash Balance at End of Year                          $   913,284   $   915,294



            TAYLOR DEVICES, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
          For the years ended May 31, 1996 and 1995

        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                   1996             1995

 Cash paid/(received) during the year for:
  Interest                                    $    147,094     $   126,875

  Income taxes                                $     66,886     $  (145,664)


   SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


                                                   1996             1995

 Property and equipment acquired
  Cost                                        $  637,298        $1,352,263
  Borrowings - long-term debt                   (109,000)         (585,324)
  Withdrawal of funds held by trustee           (598,419)           -
  Payables - construction in progress            303,898          (303,898)

    Cash payments for property and equipment  $  233,777       $   463,041


 Financing costs paid                         $   12,579       $   134,727
 Borrowings - long-term debt                        -              (74,373)

   Cash payments for financing costs          $   12,579       $    60,354


 Borrowings - long-term debt                  $     -           $ 1,250,000
 Property and equipment acquired                    -              (585,324)
 Financing costs paid                               -               (74,373)
 Consulting fees paid                               -               (10,000)
 Restricted funds held by trustee                   -              (580,303)

   Cash borrowings - long-term debt           $     -           $     -


 Common stock issued - stock option plans     $   35,005        $     56,511
 Treasury stock acquired (617 common shares)
       in payment for 1,908 options exercised
                                                  (2,519)                -
 Common stock issued, charged to compensation
       expense, net                              (32,486)            (56,511)

 Net cash proceeds from exercise of stock
      options (Note 14)                        $      -        $       -


 The accompanying notes are an integral part of these financial statements.



                TAYLOR DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            May 31, 1996

NOTE 1 - CORPORATE ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

  Corporate Activity - The principal business activity of Taylor Devices, Inc. ("the Company") is the manufacture and sale of tension control, energy storage and shock absorption devices for use in various types of machinery, equipment and structures primarily to customers which are located throughout the United States and several foreign countries.

  Principles of Consolidation - The accompanying financial statements include the accounts of the Company and its 58% owned subsidiary, Tayco Realty Corporation ("Realty"). Minority interest represents Tayco Developments, Inc.'s ("Developments") 42% ownership interest in Realty. All intercompany transactions and balances have been eliminated in consolidation.

  The Company's investment in its minority-owned affiliate, Developments, is reported on the equity method (see Note 5).

  Revenue Recognition - Sales are primarily recognized when units are delivered or a service is performed. Sales under fixed-price contracts are recorded primarily as deliveries are made at the contract sales price of the units delivered. Sales under certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries are accounted for under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date and related costs are expensed as incurred (see Note 2). Payments received in advance from customers on fixed-price contracts in progress for which revenues and related costs have not yet been recognized are recorded as a liability.

  Inventories - Inventories, other than inventoried costs related to fixed-price contracts, are stated at the lower of cost (first-in, first-out) or market. Inventoried costs relating to fixed-price commercial and government contracts are stated at the actual production cost, including factory overhead incurred to date, reduced by amounts identified with revenue recognized on units delivered or progress completed.

  Income Taxes - Deferred income taxes are provided to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end using the enacted tax rates and laws that will be in effect when the differences are expected to reverse (see Note 9).

  Depreciation - The cost of property and equipment is depreciated over the estimated useful lives of the related assets using the straight-line and accelerated methods.

  Financing Costs - Costs associated with obtaining new financing are capitalized and are being amortized over the repayment terms of the related debt obligations.

  Goodwill, Net - Goodwill represents the excess of the cost of obtaining ownership interests in a merged subsidiary over its net worth at various dates of acquisition and is amortized on a straight-line basis over 15 years.

  Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.


NOTE 1 - (CONT'D)

  Reclassification - Certain 1995 financial statement items have been reclassified to conform to the current year's format.

NOTE 2 - RECEIVABLES

  The Company's trade receivables primarily represent receivables for units shipped and billed to customers. Generally, the Company does not require collateral or other security to support customer receivables. At May 31, 1995, trade receivables include progress billings under a commercial contract in the amount of $208,513 for which physical performance was completed on certain units by the Company with approval and acceptance by the customer prior to delivery of these units during fiscal year 1995-96.

  Receivables are recorded net of an allowance for doubtful accounts of $27,900 and $15,300 as of May 31, 1996 and 1995, respectively.


NOTE 3 - INVENTORIES

  Inventories consisted of the following:

                                                1996          1995

                Raw materials           $   138,676     $   135,151
                Work-in-process             762,453         634,216
                Finished goods            1,507,634       1,344,188

                                         $2,408,763      $2,113,555

  The Company's inventories are particularly sensitive to technological obsolescence in the near term due to their operations in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Therefore, management of the Company has recorded an allowance for potential inventory obsolescence of $75,000 and $375,000 as of May 31, 1996 and 1995, respectively.


NOTE 4 - PROPERTY AND EQUIPMENT

  Property and equipment and their respective depreciable lives consisted of the following:

                                                                    Depreciable
                                            1996          1995         Lives

     Land                              $   141,483   $   141,483      -
     Buildings and improvements          2,141,148     1,351,812   10 - 25 years
     Machinery and equipment             2,322,422     2,063,085    8 - 10 years
     Office furniture and equipment        387,156       347,980    3 - 10 years
     Autos and trucks                       59,905        59,905         3 years
                                         5,052,114     3,964,265
     Less:  Accumulated depreciation     2,661,206     2,470,279
                                         2,390,908     1,493,986
     Construction in progress               12,572       463,436


                                        $2,403,480    $1,957,422
NOTE 4 - (CONT'D)

  Construction in progress in the prior year represented the cost incurred to date to construct a new testing facility (see below) and improvements to office facilities. The projects were completed during the year ended May 31, 1996.

  Depreciation expense was $191,240 and $109,684 for the years ended May 31, 1996 and 1995, respectively.

  The following is a summary of property and equipment included above which is held under capital leases:

                                                  1996            1995

         Buildings and improvements         $   806,707     $   331,992
         Machinery and equipment                524,590         376,613
         Office furniture and equipment         108,654         108,654
                                              1,439,951         817,259
         Less:  Accumulated amortization        189,239         101,383
                                              1,250,712         715,876
         Construction in progress (new
           testing facility)                     -              411,323

                                             $1,250,712      $1,127,199

  Minimum future lease payments under capital leases as of May 31, 1996 for each of the next five years and in the aggregate are included in long-term debt
(see Note 7).

  Amortization of property and equipment under the capital leases included in depreciation expense is $87,856 and $26,866 for the years ended May 31, 1996 and 1995, respectively.


NOTE 5 - INVESTMENT IN AFFILIATE

  Investment in affiliate consisted of the Company's 23% ownership interest in common shares of Developments acquired at a cost of $85,619 plus the Company's cumulative equity in the net income of Developments of $82,832 and $56,024 through the years ended May 31, 1996 and 1995, respectively.

  The Company's share of the underlying book value of net assets of Developments at the date of original purchase exceeded the amount paid for these shares by $79,018 and this excess ($70,458 balance at May 31, 1996) is being amortized to income on the straight-line method over 40 years and is recorded as an increase of equity in net income of the affiliate.


NOTE 6 - CREDIT ARRANGEMENTS

  A line of credit facility with a bank dated December 1995 provides for short-term borrowings of up to $300,000 which are due on demand with interest based upon the bank's prime rate plus 3/4%. Collateral for any borrowings on the line of credit consists of the Company's trade accounts receivable, equipment, inventories, and general intangibles. As of May 31, 1996 and 1995, no amounts were outstanding under this agreement.


NOTE 7 - LONG-TERM DEBT

  Long-term debt consisted of the following:
                                                              1996       1995

    Taylor Devices, Inc.
      Seven year term note due to bank providing
       for monthly principal payments of $13,500,
       with interest at the bank's prime rate plus
       1% (9.25% at May 31, 1996), with the remaining
       unpaid principal balance payable in December
       1999                                             (1) $ 584,500  $ 708,000

      Five year first mortgage note due to bank providing
       for monthly principal payments of $1,444, with
       interest at the bank's prime rate plus 1% (9.25%
       at May 31, 1996), with the remaining unpaid
       principal balance payable in June 1998           (1)   209,445    226,778

      Industrial Revenue Development Bonds dated November
       1994 providing for annual principal payments ranging
       from $25,000 to $150,000 through June 2009 plus
       interest at variable rates based on the highest rated
       short term, federally tax exempt obligations
       (3.90% at May 31, 1996)                          (2) 1,180,000  1,250,000

      Five year obligation due to leasing company providing
       for monthly principal and interest payments of $2,217,
       with interest at 8.1%, payable through March 2001,
       secured by equipment                                   104,534      -


      Ten year term note due to bank providing for monthly
       principal payments of $1,975, with interest at the
       bank's prime rate plus 1% (9.25% at May 31, 1996),
       payable through June 1997, secured by real estate,
       receivables and inventory                               25,675     49,375

      Ten year term notes due to State Job Development
       Authority providing for monthly aggregate principal
       and interest payments of $2,023, with an interest
       rate of 8.25%, payable through August 1996, secured
       by real estate and equipment                             5,678     28,440

      Other three to five year capital lease obligations         -       16,782

    Tayco Realty Corporation
      Five year obligation due to leasing company providing for
       monthly principal and interest payments of $331, with
       interest at 11.4%, payable through December  1997,
       secured by equipment                                    6,754     10,113
                                                           2,116,586  2,289,488

      Less:  Current portion                                 366,003    277,396

                                                          $1,750,583  $2,012,092


NOTE 7 - (CONT'D)

     (1) The five year first mortgage note is secured by real estate and an assignment of rents. In addition, this note and the seven year bank term note are secured by the Company's trade accounts receivable, equipment, inventories and general intangibles. The seven year term note agreement includes various covenants requiring minimum levels of net worth and working capital and provides for restrictions on capital expenditures and payments of dividends. In addition, the Company is restricted from obtaining any additional borrowings or encumbering any of its assets except as it pertains to borrowings from that bank.

     (2) In November 1994, the Company entered into a capital lease agreement with the Niagara County Industrial Development Agency ("NCIDA") to finance certain construction costs for additions to its manufacturing/testing facilities and for the acquisition of machinery and equipment. To finance the project, NCIDA authorized the sale of its Industrial Revenue Development Bonds, in the aggregate principal amount of $1,250,000, under a trust indenture with Bankers Trust Company as trustee. The capital lease obligation is secured by a first mortgage on real estate, project machinery and equipment, and guaranteed by an irrevocable bank letter of credit in the amount of $1,240,617 as of May 31, 1996.

  As of May 31, 1996, $105,000 of funds held by trustee plus interest earned thereon of $1,639 represents an interest bearing tax free money fund restricted for use for principal reduction payments of the Industrial Revenue Bond during fiscal year 1996-97.

  The aggregate maturities of long-term debt for each of the following years are:

                        1997               $   366,003
                        1998                   339,950
                        1999                   503,879
                        2000                   272,464
                        2001                   169,290
                        Thereafter             465,000

                                            $2,116,586


NOTE 8 - SALES

  Net sales consisted of the following industry segments:

                                                    1996              1995

             Commercial and other industries     $4,881,110        $5,227,719
             Aerospace and defense industries     3,376,820         2,676,965
             Government agencies                    658,906           164,470

                                                $ 8,916,836        $8,069,154

  Sales to commercial and aerospace/defense industries included sales to two customers in the total amount of $2,366,087 and $3,463,813 for the years ended May 31, 1996 and 1995, respectively, whereby the sales to each customer exceeded ten percent (10%) of aggregate total sales.


NOTE 9 - INCOME TAXES

  The (provision)/benefit for income taxes consisted of the following:

                                                     1996               1995
         Current Tax (Provision)
          Federal                              $    (51,622)      $    (12,860)
          State                                     (14,030)           (12,282)
                                                    (65,652)           (25,142)

        Deferred Tax (Provision)/Benefit
          Federal                                   (95,716)           147,322
          State                                      (7,889)            22,334
                                                    103,605)           169,656

          Total income tax (provision)/benefit $   (169,257)       $   144,514

  A reconciliation of (provision)/benefit for income taxes at the statutory rate to income tax (provision)/ benefit at the Company's effective rate is as follows:

                                                     1996               1995

 Computed tax provision at the expected
  statutory rate                                $  (259,719)        $  (134,324)
  State income tax - net of Federal tax benefit     (14,467)              6,634
  Effect of graduated Federal rates                    -                 11,675
  Realization of benefits of tax loss carryforwards  48,406             249,590
  Prior year refund claim adjustment                 49,977               -

    Other                                             6,546              10,939

                                                $  (169,257)        $   144,514

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  Significant components of the Company's deferred tax assets and liabilities consisted of the following:

                                                     1996                1995
      Deferred tax assets
        Current
         Allowance for doubtful receivables   $     10,131         $       5,707
         Tax inventory adjustment                    7,554                 6,795
         Allowance for obsolete inventory           27,233               139,875
         Accrued vacation                           18,394                 -
                                                    63,312               152,377

        Noncurrent
         Net operating loss carryforwards             -                   73,787
         AMT credit carryforwards                    4,515                16,306
         Research and development tax credit carry-
           forwards                                   -                   18,323
         Excess book depreciation                   10,886                 9,239
                                                    15,401               117,655
        Less:  Valuation allowance                    -                 (73,787)
                                                    15,401                43,868
NOTE 9 - (CONT'D)

        Deferred tax liabilities
          Excess tax depreciation                      -                  13,927

             Noncurrent, net                        15,401                29,941

             Net deferred tax assets          $     78,713           $   182,318

  The net change in the valuation allowance for deferred tax assets was a decrease of $73,787 and $268,179 at May 31, 1996 and 1995, respectively, resulting from the current utilization of Federal and State net operating loss carryforwards.

  The Company and its subsidiary file separate Federal and State income tax returns. As of May 31, 1996 the Company had State investment tax credit carryforwards of approximately $77,000 expiring through May 2006.


NOTE 10 - EARNINGS PER COMMON SHARE

  Earnings per common share have been computed based upon the weighted average number of common and common equivalent (unexercised stock options) shares outstanding during the year. The number of shares and common stock equivalents used in the computation of earnings per share was 2,762,195 and 2,733,390 for the years ended May 31, 1996 and 1995, respectively.


NOTE 11 - RELATED PARTY TRANSACTIONS

  Included in cost of sales are research and development expenses charged by Developments for services performed by their research engineers in the amount of $251,829 and $277,530 for the years ended May 31, 1996 and 1995, respectively.

  Included in selling, general and administrative expenses is royalty expense charged by Developments for the use of their patents in the Company's manufacturing operations in the amount of $118,140 and $65,482 for the years ended May 31, 1996 and 1995, respectively.

  Effective July 1, 1994, management of the Company converted long-term payables due to Developments in the amount of $148,000 to additional paid-in capital.

  The Company leases certain office and laboratory facilities to Developments for a current annual rental of $10,000.


NOTE 12 - PREFERRED STOCK

  The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series, and the shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.


NOTE 13 - EMPLOYEE STOCK PURCHASE PLAN

  200,000 shares of common stock were reserved for issuance pursuant to a non-qualified employee stock purchase plan. Participation in the employee stock purchase plan is voluntary for all employees of the Company. Purchase of common shares can be made by employee contributions through payroll deductions with a matching contribution by the Company of a specified percentage of the employees' contributions based on length of continuous participation in the stock purchase plan. At the end of each calendar quarter, the employer/employee contributions will be applied to the purchase of common shares at fair market value which are then held in the name of the Company as custodian for the employees' shares. These shares are distributed to the employees at the end of each calendar year or upon withdrawal from the plan. During the years ended May 31, 1996 and 1995, 14,466 ($3.69 to $5.44 price per share) and 13,323 ($2.56 to
$3.75 price per share) common shares, respectively, were issued to employees.
As of May 31, 1996, there were 93,362 shares reserved for future issue.


NOTE 14 - STOCK OPTION PLANS

  In 1994, the Company established both a non-qualified and incentive stock option plan. The incentive stock option plan qualifies for preferential treatment under the Internal Revenue Code. Under these plans 125,000 shares of common stock have been reserved for grant to key employees and directors of the Company. Under both plans the option price may not be less than the fair market value of the stock at the time the options are granted and expire five to ten years from the date of grant.

  Options granted under the Company's previous non-qualified and incentive stock option plans, which terminated in a prior year, expire ten years from the date of grant and are exercisable over the period stated in each option. The stock appreciation rights (SAR's) granted under the non-qualified option plan enable the option holders to exercise their right, in lieu of purchasing the shares subject to their options, to relinquish the options and receive an amount of cash or common stock equal to the excess of the fair market value of the shares at the date of exercise over the option price for such shares.

  The following is a summary of stock option activity:

                                                      1996              1995

       Outstanding, beginning of year                123,770          127,433
       Options granted                                30,000           25,000
       Options exercised                              (1,908)            -
       Stock appreciation rights exercised           (13,160)         (28,663)

       Outstanding at May 31, 1996 (at prices
        ranging from $.38 to $4.00 per share)        138,702          123,770

  The difference between the fair market value of the rights and the option price for the SAR's exercised has been recorded as compensation expense in the amounts of $37,129 and $67,963 in the statement of income for the years ended May 31, 1996 and 1995, respectively.

  The option holders exercised 11,760 SAR's and 23,906 SAR's and received 8,754 shares ($3.94 to $4.09 price per share) and 15,173 shares ($3.57 to $3.75 price per share) of the Company's common stock in lieu of cash for the years ended May 31, 1996 and 1995, respectively. In addition, the option holders exercised 1,400 SAR's and 4,757 SAR's for the years ended May 31, 1996 and 1995, respectively, for cash reimbursement of personal withholding taxes on their compensation income.

NOTE 14 - (CONT'D)

  In March 1996, the Company received 617 common shares of its own stock as treasury stock at fair market value in lieu of cash payment from the option holders for the price of 1,908 options exercised under the non-qualified option plan.


NOTE 15 - RETIREMENT PLAN

  The Company maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for all eligible employees who have completed six months of service with the Company. The Company's matching contribution is equal to 10% of employee voluntary salary deferrals up to a maximum of 1.0% of each participant's eligible compensation. The Company may also make discretionary contributions as determined annually by the Company's Board of Directors.
The amount expensed under the plan was $11,763 and $4,889 for the years ended May 31, 1996 and 1995, respectively.


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value.

  The carrying amounts of cash, restricted funds held by trustee, accounts receivable, accounts payable, and other accrued liabilities approximate fair value because of the short maturity of these instruments.

  The carrying amount of debt approximates fair value because the interest rates on these instruments fluctuate with market interest rates and are based on current rates offered to the Company for debt with similar terms and maturities.