Form 10QSB
period 1996-08-31
TAYLOR DEVICES INC
filed 1996-10-15
CIK 96536

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended August 31, 1996

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

Yes  X   No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.



        CLASS                       Outstanding at August 31, 1996
      Common Stock                            2,687,424
(2-1/2 cents par value)

                          FORM 10-QSB
                  TAYLOR DEVICES, INC. - INDEX


PART I - FINANCIAL INFORMATION

                                                         PAGE NO.

     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets            3
               August 31, 1996, and May 31, 1996

               Consolidated Condensed Statements of Income      4
               for three months ended August 31, 1996 and August 31, 1995

               Consolidated Condensed Statement of              4
               Cash Flows - three months ended
               August 31, 1996 and August 31, 1995

               Notes to Consolidated Condensed Financial        6
               Statements

     Item 2.   Management's Discussion and Analysis of the      7
               Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               10

     Item 2.   Changes in Securities                           10

     Item 3.   Defaults upon Senior Securities                 10

     Item 4.   Submission of Matters to Vote of Security
               Holders                                         10

     Item 5.   Other Information                               10

     Item 6.   Exhibits and Report on Form 8-K                 10

SIGNATURES                                                     11


                          FORM 10-QSB
       TAYLOR DEVICES, INC. - CONSOLIDATED BALANCE SHEET

     ASSETS                              8/31/96        5/31/96
Current
  Cash                                 $  752,618     $  913,284
  Funds Held By Trustee                    - 0 -         106,639
  Trade Accounts Receivable               944,576      1,210,435
  Inventories                           2,370,132      2,408,763
  Prepaid and Refundable Income Taxes     (52,364)        63,312
  Prepaid Expenses                         44,738        130,843
      Total Current Assets             $4,059,700     $4,833,276

Investments - Affiliate, at equity        173,606        168,451

Property and Equipment - Net            2,390,170      2,403,480

Other Assets
  Other                                   560,827        370,370
     Total Other Assets                $  560,827     $  370,370

TOTAL ASSETS                           $7,184,303     $7,775,577

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Current Portion of Long Term Debt    $  366,003      $ 366,003
  Payables -   Trade                      807,394        961,010
          Affiliate-Current                86,725         67,740
          Construction-in-Progress         - 0 -          - 0 -
  Accrued Income Tax                      (27,957)        62,582
  Accrued Expenses                        217,215        340,337
  Advanced Payments - Customers           229,511        455,991
     Total Current Liabilities         $1,678,891     $2,253,663

Non Current
  Long Term Debt                       $1,620,204     $1,750,583
  Deferred Income Tax                      - 0 -           - 0 -
     Total Non Current Liabilities     $1,620,204     $1,750,583

Minority Stockholders' Interest        $  230,553     $  224,505

     STOCKHOLDERS' EQUITY
  Common Stock, par value $.025 a
  share, authorized 8,000,000 shares   $   67,303     $   66,924
  Paid - In Capital                     2,295,556      2,258,725
  Retained Earnings                     1,340,140      1,269,521

Less: Cost of Treasury Stock:
        22,607 shares                      48,344         48,344
TOTAL STOCKHOLDERS' EQUITY             $3,654,653     $3,546,826

TOTAL LIABILITIES & STOCKHOLDERS'      $7,184,303     $7,775,577
EQUITY

                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
           CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                     THREE MONTHS ENDED AUGUST 31

                                             1996         1995

NET SALES                               $ 2,083,419    $ 2,473,781

COST OF PRODUCT SOLD                      1,395,243      1,619,811
     Gross Profit                       $   688,176    $   853,970


EXPENSES

Selling and Administrative                   554,026       623,070

Profit (loss) from Operations            $   134,150    $  230,900


OTHER INCOME/(EXPENSE)
     Rental - Affiliates                 $     2,500     $   4,337
     Miscellaneous                            12,382         5,778
     Interest                                (38,120)      (39,346)
NET OTHER                                $   (23,238)    $ (29,231)

NET INCOME BEFORE
PROVISION FOR TAXES                      $   110,912     $ 201,669
     Provision for Income Taxes               39,400        49,940

INCOME BEFORE EQUITY IN EARNINGS
OF AFFILIATES                                 71,512       151,729

EQUITY IN EARNINGS OF AFFILIATES               5,155         4,975

NET INCOME BEFORE MINORITY
STOCKHOLDERS' INTEREST                     $  76,667     $ 156,704
     Minority Stockholders' Interest           6,048         ---

NET INCOME                                 $  70,619     $ 156,704

Earnings Per Share                           $  .02      $   .06



                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
           STATEMENT OF CHANGES IN FINANCIAL POSITION

                                     THREE MONTHS ENDED AUGUST 31

                                             1996          1995

FUNDS PROVIDED

  From Operations                         $  70,619    $ 156,704

  Depreciation and Amort.                    46,311       46,724

  Fixed Assets                                - 0 -        - 0 -

  Sales of Stock                             37,210       13,575

  Minority Shareholders' Interest             6,048        - 0 -

  Decrease Other Assets                     422,453        - 0 -

  Increase Other Liabilities                 - 0 -       171,048

  Increase Long Term Debt                    - 0 -        16,615

Total Funds Provided                      $ 582,641    $ 404,666


FUNDS APPLIED

  Loss on Operations                      $   - 0 -    $   - 0 -

  Fixed Assets                               33,001      480,166

  Decrease Other Liabilities                574,772        - 0 -

  Increase Other Assets                       - 0 -       42,031

  Minority Shareholders' Interest             - 0 -        - 0 -

  Investments - Affiliates                    5,155        4,975

  Decrease Long Term Debt                   130,379        - 0 -

Total Funds Applied                       $ 743,307    $ 527,172
INCREASE (DECREASE) IN CASH               $(160,666)   $(122,506)



                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT


1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of August 31, 1996 and May 31, 1996 and the results of operations for the three months ended August 31, 1996 and August 31, 1995 and changes in financial position for the three months then ended.

2. There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. For the three month period ended August 31, 1996, the profit was divided by 2,687,424 to calculate the earnings per share. For the three month period ended August 31, 1995, the profit was divided by 2,657,427 to calculate the earnings per share.

4.   The results of operations for the three month period ended
     August 31, 1996 are not necessarily indicative of the results to be expected for the full year.


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

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                Comparisons of three months ended
                                August 31, 1996 - August 31, 1995
                                       Increase  (decrease)

Net Sales                                   $ (390,362)

Cost of Sales                                 (224,568)

Selling, General and
  Administrative Expenses                      (69,044)

Other Expenses                                   - 0 -

Other Income                                     4,767

Interest Expense                                (1,226)

Net Profit Before Tax and
  Minority Shareholders' Interest              (90,757)

Provision for Income Tax                       (10,540)

Net Profit Before Equity in
  Earnings of Affiliates                       (80,217)

Equity in Earnings of Affiliates                   180

Minority Stockholders' Interest                  6,048

Net Income                                  $  (86,085)

                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this Report are forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition and other risks.

In the first quarter of fiscal year 1997 (QI97), the Company posted the second best Net Sales (for a first quarter) in the Company's history. This shipment level was achieved in a period which found the Company's engineering and manufacturing functions focusing not only on current shipments, but the design and manufacture of products to fulfill the large influx of orders received in the last few months.

Shipments for QI97 were $2,083,419 compared to $2,473,781 in QI96. QI96 shipments included a significant amount of progress billings for the San Bernardino Medical Center Replacement Project (SBCMC) order. These progress billings account for the entire difference in shipments between the two periods. QI97's Gross Margin was $688,176 representing 33.0% of Net Sales. For QI96, these figures were $853,970 and 34.5%, respectively. The change in gross margin percentage is largely attributable to the differing overhead absorption rates for the two periods being compared. Driven by the SBCMC order, QI96 experienced somewhat higher labor and material procurement activity which generated some favorable overhead figures. Direct costs attributable to shipments were comparable for the two periods.

Selling, General and Administrative (SGA) costs for QI97 were $554,026 and 26.6% of Net Sales compared to $623,070 and 25.2%, respectively, for QI96. Although SGA expenses improved by $69,000, the percentage change is largely attributable to: higher royalty expenses generated by defense product shipments; consulting expenses related to the new EDP system; and a reallocation of expenses undertaken in conjunction with the implementation of the new EDP system. Due primarily to the reduced Gross Margin, QI97 Operating Income was $134,150 compared to the QI96 figure of $230,900.

Net Other expenses improved slightly in QI97, producing a Net income Before Provision for Taxes of $110,912, down from $201,669 in QI96. Taxes in QI96 were projected to be 25% due to the existence of some Net Operating Loss carryforward (NOL) credits. This NOL was fully utilized by end of Fiscal Year 1996 and the Company is now using an estimated rate of approximately 35% for projected taxes. Net Income for QI97 was $70,619 as compared to the QI96 figure of $156,704.

The Company's financial condition remains stable and strong. The receipt of approximately $3,600,000 of seismic product orders in the past few months has strengthened the backlog substantially. These include new orders for viscous dampers to be installed in the Hayward, California City Hall and the Kaiser Permanente Data Center in Corona, California. The largest of these recent orders contain progress payment terms which will help the Company maintain its favorable cash position. The Company is currently engaging in Research and Development activity on several fronts. All the units produced for the Federal Highway Administration's Highway Innovative Technology Evaluation Center (HITEC) have been shipped for testing and evaluation. Tests were recently conducted at the National Center for Earthquake Engineering Research (NCEER) on the Company's developmental tilting tension/control unit which could have significant ramifications in the construction and seismic protection markets.

The Company remains committed to an aggressive marketing and sales strategy with continued attendance and participation in key seminars and symposiums. It is currently actively pursuing significant defense and seismic protection contracts. If the Company is the successful bidder, these contracts will probably have only a minimal impact on FY97's results.

The Company's management has analyzed the comparative results for QI97 and QI96, while also reviewing results for QI94 and QI95. Bottom line results in the three previous first quarters had each benefitted from tax refunds, low tax rates due to the NOL, a favorable adjustment for legal settlements or a disproportionately high activity level. Since QI97 was impacted by none of these, its results were inevitably less favorable. Management also reviewed the likely scenarios for the remainder of FY97. Based on the shipment schedule derived from the firm order backlog, Management believes that the results for FY97 will be positive and will represent another year in which the Company posts good financial results while strengthening its operating fundamentals.


                          FORM 10-QSB
                      TAYLOR DEVICES, INC.


PART II - OTHER INFORMATION

     ITEM 1   Legal Proceedings

          The Company is not currently engaged in any litigation.


     ITEM 2   Changes in Securities - None


     ITEM 3   Defaults Upon Senior Securities - None


     ITEM 4   Submission of Matters to Vote of Securities Holders -
              None


     ITEM 5   Other Information

          In the period 6/1/96 to 8/31/96, the Company's reported total of outstanding shares increased by 10,456 as itemized below:

               1.   Employee Stock Ownership Plan      5,099
               2.   Director Stock Option Plan         5,357
                                                      10,456


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

By    /s/ Douglas P. Taylor                  Date  10/10/96

     Douglas P. Taylor
     Chairman of the Board of Directors
     President
     (Principal Executive Officer)

          AND

By    /s/ Kenneth G. Bernstein               Date  10/10/96
     Kenneth G. Bernstein
     Treasurer &
     Chief Accounting Officer