Form 10QSB
period 1996-11-30
TAYLOR DEVICES INC
filed 1997-01-27
CIK 96536

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended November 30, 1996

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

Yes  X   No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.



          CLASS                  Outstanding at November 30, 1996
     Common Stock                            2,691,521
(2-1/2 cents par value)



                           FORM 10-QSB
                   TAYLOR DEVICES, INC. - INDEX


PART I - FINANCIAL INFORMATION                           PAGE NO.

     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets            3
               November 30, 1996, and May 31, 1996

               Consolidated Condensed Statements of Income      4
               for six months ended November 30, 1996 and November 30, 1995, and three months ended
               November 30, 1996 and November 30, 1995.

               Consolidated Condensed Statement of              5
               Cash Flows - six months ended November 30, 1996
               and November 30, 1995

               Notes to Consolidated Condensed Financial        6
               Statements

     Item 2.   Management's Discussion and Analysis of the      7
               Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               10

     Item 2.   Changes in Securities                           10

     Item 3.   Defaults upon Senior Securities                 10

     Item 4.   Submission of Matters to Vote of Security
               Holders                                         10

     Item 5.   Other Information                               10

     Item 6.   Exhibits and Report on Form 8-K                 10


SIGNATURES                                                     11



 FORM 10-QSB TAYLOR DEVICES, INC. - CONSOLIDATED BALANCE SHEET

     ASSETS                                11/30/96       5/31/96
Current
  Cash                                    $1,188,312     $  913,284
  Funds Held By Trustee                        - 0 -        106,639
  Trade Accounts Receivable                1,037,449      1,210,435
  Inventories                              2,240,128      2,408,763
  Prepaid and Refundable Income Taxes         19,717         63,312
  Prepaid Expenses                            72,247        130,843
      Total Current Assets                $4,557,853     $4,833,276
Investments - Affiliate, at equity           178,606        168,451
Property and Equipment - Net               2,404,856      2,403,480
Other Assets
  Other                                      439,519        370,370
     Total Other Assets                   $  439,519     $  370,370

TOTAL ASSETS                              $7,580,834     $7,775,577
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Current Portion of Long Term Debt       $  401,219     $  366,003
  Payables -   Trade                         971,906        961,010
          Affiliate-Current                   56,549         67,740
          Construction-in-Progress             - 0 -          - 0 -
  Accrued Income Tax                          24,113         62,582
  Accrued Expenses                           203,745        340,337
  Advanced Payments - Customers              356,778        455,991
     Total Current Liabilities             $2,014,310    $2,253,663

Non Current
  Long Term Debt                           $1,575,371    $1,750,583
  Deferred Income Tax                           - 0 -         - 0 -
     Total Non Current Liabilities         $1,575,371    $1,750,583

Minority Stockholders' Interest            $  234,921    $  224,505

     STOCKHOLDERS' EQUITY
  Common Stock, par value $.025 a
  share, authorized 8,000,000 shares       $   67,404    $   66,924
  Paid - In Capital                         2,295,556     2,258,725
  Retained Earnings                         1,441,616     1,269,521
Less: Cost of Treasury Stock:
         21,990 shares                         48,344        48,344
TOTAL STOCKHOLDERS' EQUITY                 $3,756,232    $3,546,826
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                     $7,580,834    $7,775,577



                          FORM 10-QSB
                       TAYLOR DEVICES, INC.
            CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                    SIX MONTHS             THREE MONTHS
                                 ENDED NOVEMBER 30       ENDED NOVEMBER 30

                                  1996       1995        1996       1995

NET SALES                     $4,609,602 $4,235,660 $2,526,183 $1,761,879

COST OF PRODUCT SOLD           3,031,474  2,793,639  1,636,231  1,173,828
  Gross Profit                 1,578,128  1,442,021    889,952    588,051


EXPENSES
Selling and Administrative     1,276,956  1,092,554    722,930    469,484

Profit (loss) from Operations    301,172    349,467    167,022    118,567


OTHER INCOME/(EXPENSE)
  Rental - Affiliates              5,000      6,834      2,500      2,497
  Miscellaneous                   17,759      7,100      5,377      1,322
  Interest                       (72,575)   (78,351)   (34,455)   (39,005)
NET OTHER                        (49,816)   (64,417)   (26,578)    35,186

NET INCOME BEFORE
PROVISION FOR TAXES              251,356    285,050    140,444     83,381
  Provision for Income Taxes      79,000     59,740     39,600      9,800

INCOME BEFORE EQUITY IN
EARNINGS OF AFFILIATES           172,356    225,310    100,844     73,581

EQUITY IN EARNINGS OF
AFFILIATES                        10,155      9,104      5,000      4,129

NET INCOME BEFORE MINORITY
STOCKHOLDERS' INTEREST           182,511    234,414    105,844     77,710
  Minority Stockholders' Interest 10,416      - 0 -      4,368      - 0 -


NET INCOME                      $172,095   $234,414   $101,476    $77,710

Earnings Per Share              $    .06   $    .09   $    .03    $   .03



                                FORM 10-QSB
                           TAYLOR DEVICES, INC.
                STATEMENT OF CHANGES IN FINANCIAL POSITION

                                            SIX MONTHS ENDED NOVEMBER 30
                                                1996         1995

FUNDS PROVIDED

  From Operations                            $ 172,095      $234,414

  Depreciation and Amort.                      112,292        91,200

  Fixed Assets                                   - 0 -         - 0 -

  Sales of Stock                                37,311        49,727

  Minority Shareholders' Interest               10,416         - 0 -

  Decrease Other Assets                        481,302         - 0 -

  Increase Other Liabilities                     - 0 -         - 0 -

  Increase Long Term Debt                        - 0 -         - 0 -

Total Funds Provided                         $ 813,416      $ 375,341


FUNDS APPLIED

  Loss on Operations                         $   - 0 -      $   - 0 -

  Fixed Assets                                 113,668        358,871

  Decrease Other Liabilities                   274,569        103,813

  Increase Other Assets                          - 0 -        444,187

  Minority Shareholders' Interest                - 0 -          - 0 -

  Investments - Affiliates                      10,155          9,104

  Decrease Long Term Debt                      139,996         98,928

Total Funds Applied                          $ 538,388      $1,014,903

INCREASE (DECREASE) IN CASH                  $ 275,028     ($  639,562)



                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of November 30, 1996 and May 31, 1996 and the results of operations for the three months and six months ended November 30, 1996 and November 30, 1995 and changes in financial position for the six months then ended.

2. There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. For the six month period ended November 30, 1996, the profit was divided by 2,691,521 to calculate the earnings per share. For the six month period ended November 30, 1995, the profit was divided by 2,665,550 to calculate the earnings per share.

4.   The results of operations for the six month period ended
     November 30, 1996 are not necessarily indicative of the results to be expected for the full year.



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

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this report are forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, and other risks.

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                              Comparisons of six months ended
                            November 30, 1996 - November 30, 1995
                                      Increase  (decrease)

Net Sales                                  $ 373,942

Cost of Sales                                237,835

Selling, General and
 Administrative Expenses                     184,402

Other Expenses                                 - 0 -

Other Income                                   8,825

Interest Expense                              (5,776)

Net Profit Before Tax and
 Minority Shareholders' Interest             (33,694)

Provision for Income Tax                      19,260

Net Profit Before Equity in
 Earnings of Affiliates                      (52,954)

Equity in Earnings of Affiliates               1,051

Minority Stockholders' Interest               10,416

Net Income                                  ($62,319)



                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)


     Shipments and profits for the second quarter of fiscal year 1997 (QII97) exceeded those of the same period in the prior fiscal year (QII96). For both the quarter and six months year to date, the shipment figures represent the highest total in the Company's existence.


RESULTS FOR THE SECOND QUARTER

     For QII97, shipments were $2,526,183, which were $764,000 and 43% better than QII96 figures. The product mix contained substantial amounts of defense billings against long term contracts and progress billings towards seismic product projects. Gross margin was $889,952 and 35.2% of sales compared to $588,051 and 33.4% in the previous year. The gross margin figures for the period are reflective of the product mix and the continuing productivity improvements from the Company's recently upgraded facility and equipment. SGA expenses reflected the product mix (which generates somewhat higher commission and royalty expenses), start-up costs on the EDP system and increased marketing expenses related to new products. SGA was $722,930 and 28.6% of sales compared to $469,484 and 26.7% in the previous year. Net Income Before Provision for Taxes was $140,444 and 5.5% of sales in QII97 compared to $83,381 and 4.7% in QII96. After provisions for taxes, affiliate earnings, and minority interests, the net income for the second quarter was $101,476 compared to $77,710 in the second quarter of the previous year.


RESULTS FOR THE SIX MONTHS YEAR TO DATE

     Shipments for the period (97YTD) totaled $4,609,602, about $374,000 and 8.8% better than the same period in the previous year (96YTD). The increase was attributable primarily to higher levels of defense and seismic shipments. The gross margin for 97YTD was $1,578,128 and 34.2% of sales compared to $1,442,021 and 34.0%.
For 97YTD, SGA amounted to $1,276,956 and 27.7% versus $1,092,554 and 25.8% for 96YTD. The Company's SGA expense continues to show the effects of EDP start-up expenses, increased royalty expenses generated by the defense sales and travel/promotional expenses related primarily to expanding the seismic products market. Net Income Before Provision for Taxes was $251,356 compared to $285,050 in the previous year.



                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)


     The Company remains in a strong and stable financial condition. The cash balance of $1,188,312 reflects the continuing willingness of large customers to provide advance and progress payments. The value of the physical inventory continues to be level and the current ratio of 2.26 reflects the positive short-term position of the Company.

     At the current time, the Company is awaiting results from tests conducted by HITEC (Highway Innovative Technology Evaluation Center) on units submitted earlier in the fiscal year, as well as the tilting tension/control units delivered to NCEER (National Center for Earthquake Engineering Research. R&D efforts on COTS (Commercial Off the Shelf) hardware for a major defense contractor concluded successfully in the recent fiscal quarter. The Company's engineers adapted a current production unit for use in a different range of activity as specified by the contractor. The Company has now submitted a bid on a substantial number of the new units.

     In the quarter just ended, delivery was completed on two of the seismic projects received earlier in the current fiscal year. With these deliveries, the Company has now provided seismic protection to eleven buildings while it continues to work on six more. Two new seismic orders were recently received. One is for the California State University Administration Building in Los Angeles and the other is for the First Avenue Bridge in Seattle. Both orders represent "repeat" orders for similar projects awarded to the Company in the past two years. Management believes these orders are a strong indication of the construction industry's acceptance of the Company and its products. At the halfway point of FY 1997, Management believes that it will meet or exceed the
record shipments level of FY 1996.   As mentioned in the most
recent 10-KSB and 10-QSB filings, the Company has fully used all the tax credits it enjoyed in fiscal year 1995 and 1996 and is expecting to be subject to normal tax rates this year. This factor, more than any other, will affect the net income line. Nevertheless, Management believes FY 1997 will be a year of good sales, good profits and increasing presence in the right markets for the future.



                          FORM 10-QSB
                      TAYLOR DEVICES, INC.

PART II - OTHER INFORMATION

     ITEM 1   Legal Proceedings

          The Company is not currently engaged in any litigation.

     ITEM 2   Changes in Securities - None

     ITEM 3   Defaults Upon Senior Securities - None

     ITEM 4   Submission of Matters to Vote of Securities Holders

     1.   At the Annual Meeting of Shareholders on November 8,
          1996, Management's proposed slate of Directors was approved by the following vote totals:

                                         Votes         Votes
                                        Withheld        For

               Douglas P. Taylor         39,334      2,308,116
               Richard G. Hill           30,710      2,316,740
               Joseph P. Gastel          39,922      2,307,528
               Donald B. Hofmar          31,298      2,316,152
               Randall L. Clark          31,587      2,315,404

          2. A Ratification of Amendment to By-laws was approved by the shareholders with a vote of 2,214,654 FOR; 37,094 AGAINST; and 19,275 ABSTAINED.

          3. The shareholders voted to approve the Ratification of Indemnity Agreements and any Amendments by a vote of 2,214,866 FOR; 39,538 AGAINST; and 16,619 ABSTAINED.

     ITEM 5   Other Information

     In the period of 6/1/96 to 11//30/96, the Company's reported total of outstanding shares increased by 14,553, as itemized below:

     1.   Employee Stock Ownership Plan      9,196
     2.   Director Stock Option Plan         5,352
                                            14,553


     ITEM 6   Exhibits and Reports of Form 8-K - None





                          FORM 10-QSB
                      TAYLOR DEVICES, INC.


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TAYLOR DEVICES, INC.
(Registrant)





By    /s/Douglas P. Taylor                  Date   1/10/97
     Douglas P. Taylor
     Chairman of the Board of Directors
     President
     (Principal Executive Officer)



          AND





By    /s/Kenneth G. Bernstein               Date   1/10/97
     Kenneth G. Bernstein
     Chief Accounting Officer
     Treasurer