Form 10QSB
period 1997-02-28
TAYLOR DEVICES INC
filed 1997-04-14
CIK 96536

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended February 28, 1997

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

Yes  X   No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.



          CLASS                 Outstanding at February 28, 1997
      Common Stock                          2,705,643
 (2-1/2 cents par value)


                           FORM 10-QSB
                   TAYLOR DEVICES, INC. - INDEX


PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements                             3

               Consolidated Condensed Balance Sheets
               February 28, 1997, and May 31, 1996.

               Consolidated Condensed Statements of Income      4
               for nine months ended February 28, 1997 and February 29, 1996, and three months ended
               February 28, 1997 and February 29, 1996.

               Consolidated Condensed Statement of              5
               Cash Flows - nine months ended
               February 28, 1997 and February 29, 1996.

               Notes to Consolidated Condensed Financial        6
               Statements.


     Item 2.   Management's Discussion and Analysis of the      7
               Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               11

     Item 2.   Changes in Securities                           11

     Item 3.   Defaults upon Senior Securities                 11

     Item 4.   Submission of Matters to Vote of Security       11
               Holders

     Item 5.   Other Information                               11

     Item 6.   Exhibits and Report on Form 8-K                 11


SIGNATURES
 FORM 10-QSB TAYLOR DEVICES, INC. - CONSOLIDATED BALANCE SHEET

     ASSETS                              2/28/97        5/31/96
Current
  Cash                                 $  811,031    $   913,284
  Funds Held By Trustee                     - 0 -        106,639
  Trade Accounts Receivable             1,513,202      1,210,435
  Inventories                           2,308,017      2,408,763
  Prepaid and Refundable Income Taxes     (52,364)        63,312
  Prepaid Expenses                         86,864        130,843
     Total Current Assets              $4,666,750     $4,833,276
Investments - Affiliate, at equity        183,453        168,451
Property and Equipment - Net            2,543,040      2,403,480
Other Assets
  Other                                   519,289        370,370
     Total Other Assets                $  519,289     $  370,370
TOTAL ASSETS                           $7,912,532     $7,775,577

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Current Portion of Long Term Debt    $  401,526     $  366,003
  Payables -   Trade                      890,723        961,010
          Affiliate-Current               105,469         67,740
          Construction-in-Progress          - 0 -          - 0 -
  Accrued Income Tax                       31,646         62,582
  Accrued Expenses                        269,831        340,337
  Advanced Payments - Customers           454,781        455,991
     Total Current Liabilities         $2,153,976     $2,253,663
Non Current
  Long Term Debt                       $1,534,899     $1,750,583
  Deferred Income Tax                       - 0 -          - 0 -
    Total Non Current Liabilities      $1,534,899     $1,750,583

Minority Stockholders' Interest        $  240,549     $  224,505

     STOCKHOLDERS' EQUITY
  Common Stock, par value $.025 a
  share, authorized 8,000,000 shares   $   67,832     $   66,924
  Paid - In Capital                     2,364,156      2,258,725
  Retained Earnings                     1,625,089      1,269,521
Less: Cost of Treasury Stock:
        26,733 shares                      73,969         48,344
TOTAL STOCKHOLDERS' EQUITY             $3,983,108     $3,546,826
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                 $7,912,532     $7,775,577
                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
            CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                 NINE MONTHS             THREE MONTHS
                            ENDED FEBRUARY 28/29     ENDED FEBRUARY 28/29

                              1997        1996         1997        1996

NET SALES                  $7,341,336  $6,561,047   $2,731,734  $2,325,387

COST OF PRODUCT SOLD        4,729,463   4,261,244    1,697,989   1,467,605
  Gross Profit              2,611,873   2,299,803    1,033,745     857,782


EXPENSES
Selling and Administrative  2,029,006   1,678,299      752,050     585,745

Profit(loss)from Operations   582,867     621,504      281,695     272,037


OTHER INCOME/(EXPENSE)
  Rental - Affiliates           7,500       9,347        2,500       2,513
  Miscellaneous                23,104      31,281        5,345      24,181
  Interest                   (106,861)   (115,970)     (34,286)    (37,619)
NET OTHER                     (76,257)    (75,342)     (26,441)    (10,925)

NET INCOME BEFORE
PROVISION FOR TAXES           506,610     546,162      255,254     261,112
  Provision for Income Taxes  150,000     118,100       71,000      58,360

INCOME BEFORE EQUITY IN
EARNINGS OF AFFILIATES        356,610     428,062      184,254     202,752

EQUITY IN EARNINGS OF
AFFILIATES                     15,002      16,081        4,847       6,977


NET INCOME BEFORE MINORITY
STOCKHOLDERS' INTEREST        371,612     444,143      189,101    209,729
  Minority Stockholders'
    Interest                   16,044       - 0 -        5,628       - 0 -

NET INCOME                  $ 355,568   $ 444,143    $ 183,473   $ 209,729
Earnings Per Share          $    .131   $     .17    $    .068   $     .08
                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
            STATEMENT OF CHANGES IN FINANCIAL POSITION

                                NINE MONTHS ENDED FEBRUARY 28/29

                                       1997           1996

FUNDS PROVIDED

  From Operations                  $  355,568     $  444,143

  Depreciation and Amort.             145,542        136,800

  Fixed Assets                          - 0 -          - 0 -

  Sales of Stock                       80,714         65,602

  Minority Shareholders' Interest      16,044          - 0 -

  Decrease Other Assets                 - 0 -          - 0 -

  Increase Other Liabilities            - 0 -          - 0 -

  Increase Long Term Debt               - 0 -          - 0 -

Total Funds Provided               $  597,868     $  646,545


FUNDS APPLIED

  Loss on Operations               $    - 0 -     $    - 0 -

  Fixed Assets                        285,102        479,863

  Decrease Other Liabilities           99,687        164,387

  Increase Other Assets                84,646        552,513

  Minority Shareholders' Interest       - 0 -          - 0 -

  Investments - Affiliates             15,002         16,081

  Decrease Long Term Debt             215,684        173,397

Total Funds Applied                $  700,121     $ 1,386,241

INCREASE (DECREASE) IN CASH       ($  102,253)   ($   739,696)

                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of February 28, 1997 and May 31, 1996 and the results of operations for the three months and nine months ended February 28, 1997 and February 29, 1996 and changes in financial position for the nine months then ended.

2. There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. To calculate the earnings per share for the nine month period ended February 28, 1997, the profit was divided by 2,705,643 less Treasury Shares of 26,733. For the nine month period ended February 29, 1996, the profit was divided by 2,668,986 less the Treasury Shares of 21,990 to calculate the earnings per share.

4.   The results of operations for the nine month period ended
     February 28, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this report are forward looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, and other risks.

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:
                              Comparisons of nine months ended
                            February 28, 1997 - February 29, 1996
                                       Increase  (decrease)

Net Sales                                   $  780,289

Cost of Sales                                  468,219

Selling, General and
 Administrative Expenses                       350,707

Other Expenses                                   - 0 -

Other Income                                   (10,024)

Interest Expense                                (9,109)

Net Profit Before Tax and
 Minority Shareholders' Interest                39,552

Provision for Income Tax                        31,900

Net Profit Before Equity in
 Earnings of Affiliates                        (71,452)

Equity in Earnings of Affiliates                (1,079)

Minority Stockholders' Interest                (16,044)

Net Income                                   $ (88,575)

                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)


     Shipments for the nine months year-to-date and three months ending February 28, 1997 achieved record levels. Net income in both periods reflected continuing intense efforts by the Company in market penetration, sales promotion and internal information control.


RESULTS FOR THE THIRD QUARTER

     For the third quarter of Fiscal Year 1997 ("Q397"), shipments totaled $2,731,734, $406,347 and 17% better than shipments in the third quarter of Fiscal Year 1996 ("Q396"). As in the previous quarter, the product mix contained substantial amounts of defense billings against long term contracts and progress billings towards seismic product projects.

     Gross margin was $1,033,745 and 37.8% of sales compared to $857,782 and 36.9% in Q396. Q397 SGA expenses increased to $752,050 and 27.5% of sales from $585,745 and 25.2% in Q396. The product mix, with greater proportions of seismic and defense sales generated higher commission and royalty expenses in Q397 than in Q396. The Company's increased sales and marketing efforts continued in Q397 as did the effort to complete the installation of the new EDP system and to obtain and upgrade the equipment needed to run the system. Net Income before Provision for Taxes was 255,254 (9.3%) in Q397 versus 261,112 (11.2%) in Q397. After adjustments for Equity in the Earnings of Affiliates and Minority Shareholder Interest, Net Income for Q397 was $183,473 - 6.7% of net sales and an earnings per share of $.068.


RESULTS FOR NINE MONTHS YEAR-TO-DATE

     Shipments for the period (97YTD) totaled $7,341,336, $780,000 better than the same period in the previous year (96YTD). The increase continues to be attributable primarily to higher levels of defense and seismic shipments. The Gross Margin for 97YTD was $2,611,873 and 35.6% of sales compared to $2,299,803 and 34.1% for
96YTD. For 97YTD, SGA amounted to $2,029,006 and 27.6% versus $1,678,299 and 25.6% for 96YTD. The Company's year-to-date SGA expenses continue to show the effects of the efforts referenced in the above paragraph - EDP start-up expenses, increased royalty and commission expense levels and travel/promotional expenses related


                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)


primarily to expanding the seismic products market. Net Income Before Provision for Taxes was $506,610 (6.9%) compared to $546,162 (8.3%) in the previous year. After provisions for the Equity in the Earnings of Affiliates and Minority Shareholder Interest, Net Income for 97YTD is $355,568 - 4.8% of net sales and an earnings per share of $.131.

     The Company continues to operate in a condition of financial stability and strength as evidenced by the cash balance and current ratio. The cash position, in particular, manifested itself in the recently announced Los Angeles City Hall contract. This order, worth $1,000,000, is the first large seismic order which did not include progress payment terms. The Company was able to pursue and accept this order knowing that it could accept the cash flow implications. In the period since the previous 10-QSB report, the Company has also obtained other seismic related orders of some value. They include the Ohio River Bridge at Maysville, Kentucky and the Rio Vista Bridge in Rio Vista, California.

     As the Company expands its presence in the seismic/civil engineering market, it has learned that many potential applications require more than the simple damping required of the early seismic units. In response, the Company is currently directing its Research and Development efforts towards the development of analytical software which will address these more complex requirements. Sales and marketing efforts over the past few months have proven the value of the Company's new Test Facility. The Company has generated some revenue by leasing the facility, for limited periods of time, to customers. In addition, Management believes the existence of the facility has been a factor in several successful bid awards.

     The Company remains very active in its three principal markets
- industrial, defense and seismic - and continues to see good opportunities in all three. Nevertheless, the ultimate timing of the placement of large orders, particularly in the defense and seismic segments, is beyond the control of the Company's Management. These often hinge on budgetary or political issues and take months, and even years, longer to reach fruition than anticipated by any of the parties involved. Although this tends to smooth itself out over a period of a few years, any one year in that period may have significantly higher or lower activity than


                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)


the other years. At this time, Management knows of no factors which will cause any significant delays in the influx of orders. At the end of three quarters of Fiscal Year 1997, Management believes that, for the full year, revenues will be at a record level. Due in part to the loss of the tax benefits enjoyed last year and to the increased SGA expenses directed at positioning the Company for further growth, Net Income may approach, but most likely not exceed that of the previous year.


                          FORM 10-QSB
                      TAYLOR DEVICES, INC.



PART II - OTHER INFORMATION

     ITEM 1    Legal Proceedings
               -  The Company is not currently engaged in
               any litigation.


     ITEM 2    Changes in Securities
               -  None

     ITEM 3    Defaults Upon Senior Securities
               -  None

     ITEM 4    Submission of Matters to Vote of Securities
        Holders
               -  None


     ITEM 5    Other Information
               -  In the period of 6/1/96 to 2/28/97, the
               Company's reported total of outstanding shares increased by 27,549, as itemized below:

               1.  Employee Stock Ownership Plan     13,318
               2.  Director Stock Option Plan        14,231
                                                     27,549


     ITEM 6    Exhibits and Reports of Form 8-K
               -  Documents filed as part of this report:

               Form of Indemnity Agreement between the Company and certain officers and directors, approved and ratified by shareholders at the Annual Meeting of Shareholders held on November 8, 1996.


                          FORM 10-QSB
                      TAYLOR DEVICES, INC.


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TAYLOR DEVICES, INC.
(Registrant)





By   /S/ Douglas P. Taylor                        Date:  4/9/97

     Douglas P. Taylor
     Chairman of the Board of Directors
     President
     (Principal Executive Officer)



          AND





By   /S/ Kenneth G. Bernstein                     Date:  4/9/97

     Kenneth G. Bernstein
     Chief Accounting Officer
     Treasurer