Form 10KSB
period 1997-05-31
TAYLOR DEVICES INC
filed 1997-08-27
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           F O R M 10-KSB
           Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the fiscal year                 Commission file number 0-3498
ended May 31, 1997

                        TAYLOR DEVICES, INC.
(Exact name of small business issuer as specified in its charter)

          New York                              16-0797789
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

90 Taylor Drive, P.O. Box 748, North Tonawanda, N Y   14120-0748
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number                      (716) 694-0800
Securities registered pursuant to Section 12(b) of the Act:
                                         Name of each exchange on
Title of each class                           which registered
     None                                           None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock ($.025 par value)

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

Issuer's revenues for its most recent fiscal year are $10,002,839.

The aggregate market value of the Common Stock held by
non-affiliates (as defined in Rule 405 of the Securities Act of
1933)
of the issuer, computed by reference to the average of the bid and asked price on August 15, 1997, the latest practicable date, was:
$8,087,346.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

          Class                    Outstanding at August 15, 1997
Common Stock, $.025 par value                  2,749,667


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

Proxy Statement                              Part III, Items 9-12


                        FORM 10-KSB INDEX

                                                             PAGE

PART  I. . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

     ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . .3
     ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . .5
     ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . .9
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS . . . . . . . . . . . . . . . . . . . . .9

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS . . . . . . . . . . .9
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
        OF OPERATION9
     ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . 11
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . 11

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT . . . . . . . . . . . . . . 11
     ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . 11
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT. . . . . . . . . . . . . . . . . 11
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. 11
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . 12


PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company was incorporated in the State of New York on July 22, 1955 and is engaged in the design, development, manufacture and marketing of tension control, energy storage and shock absorption devices for use in various types of machinery, equipment and structures. In addition to manufacturing and selling existing product lines, the Company continues to develop new and advanced technology products (i.e., products which are produced from existing products by applying proven designs or manufacturing processes.)

Principal Products

The Company has six major product lines, namely (1) Fluidicshoks,
(2) Crane and Industrial Buffers, (3) Self Adjusting Shock Absorbers, (4) Liquid Die Springs (5) Power Plant Snubbers and (6) Seismic Energy Absorbers. Seismic Energy Absorbers are designed to ameliorate the effects of earthquake tremors on structures, and represent a substantial part of the business of the Company. A summary of the capabilities and applications for these product lines is as follows:

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

Fluidicshoks, Crane and Industrial Buffers and Liquid Die Springs for use in various industrial applications. Power Plant Snubbers are used in nuclear and fossil fuel power plants for arresting motion and shock on large piping systems, and are available in force ranges of up to 2 million pounds and strokes up to 30 inches. Presently this market is relatively quiet due to the lack of new power plant construction in North America. Seismic Energy Absorbers are sophisticated derivatives of existing Company technology and account for a significant expansion of the Company's business.

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

The Company generally competes directly against three other firms capable of supplying viscous damping devices ("VDD") in the seismic protection field. However, numerous other firms compete in alternative seismic protection systems. The Company remains the only supplier of the VDD systems that has met specifications set forth by California's Office of State Wide Health Planning and Development.

Raw Materials and Supplies

The principal raw materials and supplies used by the Company in the manufacture of its products are provided by numerous suppliers, the loss of any one of which would not materially affect the Company's operations.

Patents, Trademarks and Licenses

Under a License Agreement ("License Agreement") dated November 1, 1959, between the Company and Developments, the Company was granted preferential rights to market, in the United States and Canada, all existing and future inventions and patents developed by Developments. The term of this License Agreement is the life of the last-to-expire patent on which the Company is paying royalties, which is the year 2014. During the life of the patent, the Company pays Developments a 5% royalty on sales of items sold and shipped. During FY97, the Company incurred royalties to Developments of $179,744. Payments are required to be made quarterly without interest; payments are current.

The License Agreement also provides for Developments to pay the Company 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement, as well as on apparatus and equipment subject to the License Agreement but modified by the Company, with rights to such modification having been assigned to Developments. No royalties were received in FY97; royalties, if any, are paid quarterly.

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

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales. No extended payment terms are offered. During FY97, delivery time after receipt of orders averaged 12 to 14 weeks for the Company's standard products.

Dependence Upon Customers\Government Contracts

The Company's business is not dependent upon any single customer or a few customers. In FY97, aggregate shipments to one customer equaled 10% or more. The contract with Herrick Construction was for a specific project only. The Company may work with Herrick on future projects, but none are currently pending. With the receipt of four medium to large seismic orders in early FY98, the Company believes it has replaced the Herrick Construction revenues for FY98.

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

Research and Development

The Company does not normally engage in any major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the government. See Item 01. Business, "Patents, Trademarks and Licenses". The Company, however, engages in research testing of its products. For the fiscal years ended May 31, 1997 and May 31, 1996, the Company expended $128,525 and $166,283 respectively, on manufacturing research through its affiliate, Developments. The Company spent $186,283 and $292,322 on research and development in FY97 and FY96, respectively. For FY97 and FY96, defense sponsored research and development totaled $45,340 and $90,681, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 1997, the Company had 92 full time and 4 part time employees, not including 3 executive officers. The Company has good relations with its employees.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company's production facilities are comprised of four interconnected buildings located on approximately six acres on Tonawanda Island, New York. Production facilities consist of a small parts plant (approximately 4400 square feet), large parts plant (approximately 10,000 square feet), including a facility of approximately 7,000 square feet constructed in 1995 (see below), a testing facility, storage area, pumping area and the Company's general offices. Total square footage of these facilities is more than 25,000 square feet. The Company has two separate remote testing facilities used for shock testing. One facility is 800 square feet and a newer state-of-the-art test facility of 1,225 square feet.

In November 1994, as part of certain tax-exempt bond financing arrangements, the Company and the NCIDA entered into a 15 year Series Lease by the Company of approximately 7,000 square feet of manufacturing space adjacent to the Company's existing large machine shop. The expansion partially accommodated the Company's increased need for additional manufacturing space for its seismic damper devices.

Rental payments, equivalent to payments of principal and interest due, are made quarterly by the Company over the term of the Lease, and are sufficient to amortize the $1,250,000 tax-exempt industrial development revenue Series A Bonds (the "Bond") issued by the NCIDA. The payments reimburse Marine Midland Bank ("Marine"), as issuer of the five (5) year direct-pay irrevocable letter of credit, which is drawn upon by Bankers Trust Company, as Trustee, for the benefit of the bondholders. The Bond bears interest at the Marine Midland Adjustable Rate Service ("MMARS") rate, plus an incremental amount designated by Marine Midland Securities, Inc. (the "Remarketing Agent"). The MMARS rate reflects the current bid-side yield of the highest rate short-term, federally tax exempt obligations currently being traded, announced weekly by the Remarketing Agent, not to exceed 15% per annum, and is the minimum rate of interest necessary to enable the Remarketing Agent to remarket the Bond at par. Annual principal payments by the Company in June of each year range from $25,000 to $150,000, including a final principal payment of $45,000 upon maturity on June 1, 2009. The Bond may be redeemed in whole, or in part, on any quarterly interest payment date, without penalty or premium. The principal amount outstanding on the Bond as of May 31, 1997 is $1,045,000. All payments are current.

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

A mortgage note is also held by Marine Midland Bank, N.A., Buffalo, New York, on property located at 90 Taylor Drive, N. Tonawanda, New York 14120, with an interest rate equal to the bank's prime interest rate plus 1%. A monthly payment of $1,444 plus interest is due on the first of each month, and a balloon payment of $176,222 is due at the maturity date of June 1, 1998. The principal balance at May 31, 1997 is $192,111. All payments are current.

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

Pursuant to the Lease Agreement between the Company and Tayco Realty, rental payments from June 1, 1996 to May 31, 1997 totaled $162,026 with standard terms and conditions, renewed on November 1, 1995 for a term of ten years. The annual rental amount is renegotiated by management of the two companies. The total rent paid by the Company is determined by a base rate and is subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by the Company. The Company also pays for certain expenses incurred for the operation of the
facilities.   In addition, the Company leases a separate warehouse
for storage from an unrelated third-party, consisting of approximately 3,600 square feet at $825 per month. The warehouse is located approximately one-half mile from the above-referenced production facilities and office space. The actual rental expense incurred by the Company for fiscal 1997 was $8,325.

The following tables provide information regarding the properties discussed in this Item 2. Description of Property.

               TAYLOR DEVICES, INC. AND SUBSIDIARY
         DISCLOSURE FOR REG. 228.102(C) FOR FILING 10-KSB
                             5/31/97

Reg. 228.102(c)-Real Estate

                                     ACCUM.       NET
                                     DEPREC.      BOOK
                                     5/31/97     VALUE
PROPERTY LOCATION          COST      (BOOK)     5/31/97
90 & 100 Taylor Drive
N. Tonawanda, NY 14120
(see below)
  Land                  $  141,483    N/A     $   141,483
  Buildings             $  743,640  $471,797  $   271,843
  Improvements          $1,445,271  $242,591  $ 1,202,680
    TOTAL               $2,330,394  $714,388  $ 1,616,006



   ACCUM.     NET

   DEPREC.   BOOK    PERCENTAGE

                                      5/31/97    VALUE   OF TOTAL
PROPERTY LOCATION            COST     (BOOK)    5/31/97   ASSETS
90 Taylor Dr.
N. Tonawanda, NY 14120

  Land                   $  107,363     N/A    $  107,363
  Building               $  428,506  $353,113  $   75,393
Building Improve-Realty  $   33,863  $ 13,401  $   20,462
Building Improve-Devices $1,411,408  $229,190  $1,182,218
    TOTAL                $1,981,140  $595,704  $1,385,436  16.6%


100 Taylor Dr.
N. Tonawanda, NY 14120

  Land                   $   34,120     N/A    $   34,120
  Building               $  315,134  $118,684  $  196,450
    TOTAL                $  349,254  $118,684  $  230,570  2.8%


Taylor Devices, Inc. & Subsidiary
  Total Assets as of May 31, 1997              $8,341,084




Reg. 228.102(c)(7)(vi)(A-D)

                    FEDERAL  FEDERAL FEDERAL  FEDERAL  NET TAX
                    DEPREC.   LIFE     TAX     ACCUM.   BASIS
PROPERTY LOCATION   METHODS   CLAIM    COST   DEPREC.  5/31/97
90 & 100 Taylor Dr.
(see below)
N. Tonawanda, NY 14120
                    STR. LINE,
                    ACRS &   15-40
  Building          MACRS    Years $ 743,640 $507,793 $ 235,847

                    STR. LINE,
  Building          ACRS &    7-40
  Improvements      MACRS     Yrs. $1,445,271 $154,238 $1,291,033

                                   $2,188,911 $662,031 $1,526,880

SUPPORTING SCHEDULE
Reg. 228.102(c)(7)(vi)(A-D)

                   FEDERAL  FEDERAL  FEDERAL  FEDERAL  NET TAX
                   DEPREC.   LIFE      TAX     ACCUM.   BASIS
PROPERTY LOCATION  METHODS  CLAIMED   COST    DEPREC.  5/31/96
90 Taylor Dr.
N. Tonawanda, NY 14120

                 STR. LINE, 15-25
  Building       ACRS,MACRS  Yrs.  $ 428,506  $353,113  $ 75,393

  Building       STR. LINE, 7-31.5
  Improve-
   Realty        ACRS,MACRS  Yrs.   $  33,863  $ 13,401  $  20,462

  Building       STR. LINE, 15-40
  Improve-
   Devices       ACRS,MACRS  Yrs.  $1,411,408 $140,837 $1,270,571

    Total                          $1,873,777 $507,351 $1,366,426

100 Taylor Drive
N. Tonawanda, NY  14120

  Building       STR. LINE, 19-40
                 ACRS,MACRS  Yrs.  $ 315,134  $154,680 $ 160,454

Reg. 228.102(c)(2)

The Company leases approximately 800 square feet of office and research and development space to Developments pursuant to a three year, annually reviewed, lease agreement between the Company and Developments. Rental payments for fiscal 1997 totaled $10,000.
The lease is automatically renewed, unless canceled by written notice each to the other party. The lease agreement has been renewed for fiscal 1998 at a base rental of $10,000. The total rent paid by Developments is determined in accordance with the base rental, and is subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by Developments. The real property utilized by Developments is in good condition and adequate for its present operations. Management believes that transportation to and from production facilities is adequate, and that all of the Company's properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock trades on the Small Cap market tier of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol TAYD.

The high and low market prices noted below for the quarters of FY96 and FY97 are obtained from NASDAQ.





                       Fiscal 1997          Fiscal 1996
                    High        Low      High         Low

First Quarter      4.048       3.510     4           3.375

Second Quarter     4.597       4.003     5           4.3125

Third Quarter      6.296       5.764     4.5          3.625

Fourth Quarter     5.572       5.119     4            3.5


Holders

As of August 15, 1997, the approximate number of holders of record of Common Stock of the Company was 2,441. Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 3,000.

Dividends

No cash or stock dividends have been declared during the last two fiscal years. Under the terms of the Company's credit arrangement with its major lender, the Company is prohibited from issuing cash dividends.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information included or incorporated by reference, which are not historical facts, are forward-looking statements. Certain matters discussed in this section and elsewhere in this Report are forward-looking statements. As such statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, pricing pressures, the need for the Company to keep pace with customer needs and technological developments, and other factors.

The Company recorded record revenues for the fourth consecutive year in FY97. The revenue figure of $10,002,839 represented an 11.2% increase over Fiscal Year 1996 (FY96) revenues. The strong performance was largely attributable to aggressive sales/marketing efforts in the seismic protection market and steady defense/aerospace shipments. Net Income, $531,575, declined from the FY96 figure of $612,321. This was attributable to the depletion in FY96 of the Company's remaining tax net operating loss carry forwards (NOL). The subject of effective tax rates for the two years is addressed later in this section.

The FY97 shipments increase of $1,086,003 represents the net of higher seismic products sales ($1.6 million) and higher Unishok sales ($.2 million) offsetting reduced shipments of crane buffers ($.5 million) and Plastishoks ($.2 million). The FY97 Gross Margin was $3,765,203, or 37.5% of sales, compared to $3,222,372, or 36.1%
in FY96. The shifting nature of the Company's product mix makes precise analysis difficult. Management believes the Gross Margin percentage, the Company's best in eleven years, reflects the continuing efforts to upgrade the facility, production machinery and production control systems while meeting competitive price pressures.

Selling, General and Administrative (SGA) expense was $2,857,055 in FY97, or 28.6% of sales, compared to $2,361,943, or 26.5% in FY96.
Management review has indicated that the change in SGA expense was generated by higher royalty expense (as a function of the product mix), start-up costs related to the full implementation of the electronic data processing system (EDP), and commission and consulting costs related to the seismic sales in the product mix. The EDP implementation expenses were relatively high in the first two quarters of FY97, but have leveled off significantly since then. Management anticipates there will be only modest EDP expenses in FY98 directed at minor upgrades and improvements.

Net Operating Income in FY97 was $908,148, the highest in the Company's history - approximately $48,000 higher than the previous record set in FY96. In FY97, Net Other Expense decreased from $96,550 (in FY96) to $78,939 due primarily to continued moderate interest rates on declining loan balances. In FY97, the Company completed the six year long process of paying off the loans of its former affiliate, Tayco Technology, Incorporated.

Taxes for FY97 were computed to be 36.6% or $303,609 of earnings, compared to $169,257 and 22.1% in FY96. As mentioned previously, some of the income for FY96 was sheltered by that portion of the Net Operating Loss (first used in FY94) that had not been used previously. Management is unaware of any conditions that will create another NOL for the Company and is basing future plans on that premise. As an example of the impact of the NOL in previous years, for FY97 the difference between a 36.6% rate and a 22.1% rate would have been an additional $120,000 of net income - enough to have made FY97 the most profitable year ever for the Company.

Equity in Earnings of Affiliates declined slightly, from $26,808 in FY96 to $26,471 in FY97, due to Developments' stable performance. Minority Shareholder Interest expense increased from $9,109 in FY96 to $20,496 in FY97 as Tayco Realty's income was impacted by a full year of adjusted rental income.

Net Income for FY97 was $525,600 and $.19 per share versus $612,321 and $.22 per share in FY96. As discussed previously, the key contributing factors to the change were the higher effective tax rate and the items discussed in the SGA section.

The Company's cash balance improved to $1,096,456 in FY97 from $913,284 in FY96. This balance may decline during the upcoming fiscal year as the Company undertakes a large-scale order (for a municipality) without the benefit of progress payments. Receivables-Trade rose commensurately with Revenues while all other Current Asset items remained stable. Property and Equipment, Net increased by $161,133 with capital expenditures of $401,195 and depreciation of $240,062. All other Asset items were relatively stable.

Current Liability Items were stable from year to year with the exception of Accrued Expenses, which rose to $449,329 in FY97 from $340,337 in FY96, reflecting the increased commission expenses referenced earlier. Long Term Debt declined from $1,750,583 to $1,457,714, as the Company paid down approximately $370,600 of old debt and incurred approximately $64,400 of new obligations related to capital expenditures. Changes in Stockholders' Equity Section
-
other than Retained Earnings - were increased primarily by proceeds from exercise of stock options by Company employees and outside directors. In addition, Paid-in-Capital was increased by federal and state income tax benefits for stock option compensation expense not recognized for financial reporting purposes but deductible for income tax purposes.

Management believes that FY97 was another strong growth year for the Company, with record sales, good profits, continued improvements to the facility and production equipment, and strengthening of its marketing capabilities. The Company's Vertical Drop Test Facility, in addition to being indispensable for internal production testing and research applications, was leased out to customers on two occasions in FY97. Management anticipates increased direct customer usage in the upcoming years. Late in FY96, the Company delivered sample dampers to HITEC, the government/industry consortium developing specification for highway bridges.

The Company's research engineers are currently concentrating on upgrades of two existing defense/aerospace products per customer requests. Another defense/aerospace project, which generated substantial revenue in the period FY94-96 is being reactivated and has already produced some revenue in FY98. The time frame and scale of this project are still unknown, but its reactivation is a positive sign for the Company.

Activity remains very strong in the seismic protection market. Subsequent to the close of FY97, the Company booked two orders, totaling approximately$1,800,000, for the seismic protection of two west coast facilities. Management continues to pursue many other opportunities, both foreign and domestic. The Company's seismic sales/marketing team of employees, commissioned sales representatives, and consultants experienced good success in obtaining a high proportion of the orders that were actually placed in FY97. In response to increased activity in the seismic market, Management is considering a sizable addition to the Company's manufacturing facilities with a focus on assembly space and horizontal testing capabilities, and anticipates funding these improvements through conventional means. Management will continue to analyze the seismic marketing effort and make modifications, as appropriate.

With respect to defense products, the significant orders anticipated in FY97 did not materialize, but now appear more probable for FY98.

In summary, Management believes that FY97 was another in a line of strong years which position the Company for continuing strong years. With respect to FY98, Management believes revenues will approach, and likely exceed the record level of FY97 and that profits, while still subject to the full tax rates, will improve.


ITEM 7.  FINANCIAL STATEMENTS

For information concerning this Item, see the Company's balance sheet and related financial statements at Item 13.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements between the Company and its accountants as to matters which require disclosure.


                             PART III

The information required by Items 9, 10, 11 and 12 of this part are presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on October 30, 1997 which information is hereby incorporated by reference into such report to be filed within 120 days after the Company's fiscal year end.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED AS PART OF THIS REPORT:

Index to Financial Statements:

(i)   Consolidated Balance Sheets May 31, 1997 and 1996
(ii) Consolidated Statements of Stockholders' Equity for the years ended May 31, 1997 and 1996
(iii) Consolidated Statements of Income for the years ended
      May 31, 1997 and 1996
(iv) Consolidated Statements of Cash Flows for the years ended May 31, 1997 and 1996
(v)   Notes to Consolidated Financial Statements May 31, 1997
(vi)  Independent Auditor's Report

EXHIBITS:

(3)  Articles of incorporation and by-laws

    (i) Restated Certificate of Incorporation filed by the New York Department of State on December 7, 1982, incorporated by reference to exhibit (3) (i) of Annual Report on Form 10-KSB, dated August 24, 1983.
    (ii) Amendment to Certificate of Incorporation filed by the New York Department of State on November 17, 1992, and incorporated by reference to exhibit (3) (iv) to Form 8 [Amendment to Application or Report], dated September 24, 1993.

    (iii) By-laws of the registrant, as amended, incorporated by reference to exhibit (3) (ii) of Annual Report on Form 10-KSB, dated August 24, 1983.

    (iv) Amendment to By-laws of the registrant incorporated by reference to Current Report on Form 8-KSB, dated October 21, 1988.

    (v) Certificate of Merger of Tayco Technology, Incorporated into the registrant, filed by the New York Department of State on June 29, 1994, effective as of July 1, 1994, incorporated by reference to exhibit (3) (v) of Annual Report on Form 10-KSB, dated August 26, 1994.


(4) Instruments defining rights of security holders, including indentures

  (i) Mortgage in the amount of $260,000 issued by Marine Midland Bank dated May 28, 1993, incorporated by reference to Exhibit (10)
(vii) Annual Report on Form 10-KSB, dated September 10, 1993.

 (ii) Master Indenture between Niagara County Industrial
Development Agency and Bankers Trust Company, as Trustee, dated as of November 1, 1994 ($1,250,000 Niagara County Industrial
Development Agency, 1994 Adjustable Rate Demand, Industrial
Development Revenue Bonds, Series A [MMARS Second Program]).
Incorporated by reference to Exhibit (4) (iv) to the Annual Report on Form 10-KSB, dated August 25, 1995.

 (iii) Series Supplemental Indenture between Niagara County Industrial Development Agency and Bankers Trust Company, as Trustee, ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]). Incorporated by reference to Exhibit (4) (v) to the Annual Report on Form 10-KSB, dated August 25, 1995.

 (iv) Series Mortgage from Niagara County Industrial Development Agency, Tayco Realty, Inc. and registrant to Marine Midland Bank, as Letter of Credit Bank, dated as of November 1, 1994.
Incorporated by reference to Exhibit (4) (vi) to the Annual Report on Form 10-KSB, dated August 25, 1995.


(10)  Material contracts

  (i) Incentive Stock Option Plan, approved December 3, 1982, incorporated by reference to exhibit (10) (ii) of Annual
Report on Form 10-KSB, dated August 24, 1983.

  (ii) Non-Statutory Stock Option Plan, approved December 3, 1982, incorporated by reference to exhibit (10) (iii) of Annual Report on Form 10-KSB, dated August 24, 1983.

  (iii) The 1994 Taylor Devices, Inc. Stock Option Plan, approved October 28, 1994, incorporated by reference to Exhibit 4.1 of Form S-8 Registration Statement No. 33-88152, as filed on December 30,
1994.

 (iv) License Agreement between the registrant and Tayco
Developments, Inc., dated November 1, 1959 incorporated by reference to exhibit (10) (i) of Annual Report on Form 10-KSB, dated August 27, 1982.

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

 (viii) Series Lease between Niagara County Industrial Development Agency and registrant, dated as of November 1, 1994 ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]). Incorporated by reference to Exhibit (10) (ix) to the Annual Report on Form 10-KSB, dated August 21, 1995.
 (ix) Lease Agreement between registrant and Tayco Realty Corporation dated November 1, 1995 for a 10 year term, incorporated by reference to Exhibit (10) (ix) of Annual Report on Form 10-KSB, dated August 26, 1996.

  (x) Form of Indemnity Agreement between the Company and certain officers and directors, approved November 8, 1996, incorporated by reference to exhibit (10) (x) on Form 10-QSB, dated February 1997.

 (xi) Rental Agreement dated July 1, 1997 between the Company and Tayco Developments, Inc. attached to and incorporated into this Annual Report on Form 10-KSB.

(11) Statement re:  Computation of per share earnings

REG.228.601(A)(11)STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

WEIGHTED AVERAGE OF COMMON STOCK OPTIONS O/S  -  F/Y/E 5/31/97
WEIGHTED AVG. COMMON STOCK OPTIONS                   28,816
WEIGHTED AVG. COMMON STOCK                        2,669,626
WEIGHTED AVG. COMMON STOCK/EQUIVALENTS O/S        2,798,442

NET INCOME F/Y/E 5/31/97                    (1) $   531,575
WEIGHTED AVG. COMMON STOCK/EQUIVALENTS O/S  (2)   2,798,442
NET INCOME PER SHARE (1) DIVIDED BY (2)         $         0.19

WEIGHTED AVERAGE OF COMMON STOCK OPTIONS O/S - F/Y/E  5/31/96
WEIGHTED AVG. COMMON STOCK OPTIONS                  118,809
WEIGHTED AVG. COMMON STOCK                        2,643,386
WEIGHTED AVG. COMMON STOCK /EQUIVALENTS O/S       2,762,195

NET INCOME F/Y/E 5/31/96                     (1) $  612,321
WEIGHTED AVG. COMMON STOCK /EQUIVALENTS O/S  (2)  2,762,195
NET INCOME PER SHARE (1) DIVIDED BY (2)          $        0.22


(21) Subsidiaries of the registrant

Tayco Realty Corporation is a New York corporation organized on September 8, 1977, 58% owned by the Company and 42% owned by Tayco Developments, Inc.


(23) Report and Consent of Independent Certified Public Accountants

     REPORTS ON FORM 8-K:

                    None



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 15, 1997

                              TAYLOR DEVICES, INC.
                              (Registrant)


                              By: /s/ Douglas P. Taylor
                                  Douglas P. Taylor,
                                  President and Director
                                 (Principal Executive Officer)

                                         and

                               By: /s/ Kenneth G. Bernstein
                                   Kenneth G. Bernstein,
                                   Treasurer
                                  (Principal Financial and
                                     Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Joseph P. Gastel           By: /s/ Richard G. Hill
   Joseph P. Gastel                   Richard G. Hill
   Director, August 15, 1997          Director, August 15, 1997


By: /s/ Donald B. Hofmar           By: /s/ Randall L. Clark
   Donald B. Hofmar                   Randall L. Clark
   Director, August 15, 1997          Director, August 15, 1997

                      FINANCIAL STATEMENTS


                      TAYLOR DEVICES, INC.


                          May 31, 1997


                  INDEPENDENT AUDITOR'S REPORT



To The Board of Directors and Stockholders of Taylor Devices, Inc.


We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and subsidiary as of May 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require hat we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and subsidiary as of May 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ J.D. Elliott & Co., P.C.
J. D. ELLIOTT & CO., P.C.
Buffalo, New York
August 5, 1997


               TAYLOR DEVICES, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                      May 31, 1997 and 1996



          ASSETS
                                     1997           1996
Current
  Cash and cash equivalents     $ 1,096,456   $     913,284
  Restricted funds held by
    trustee (Note  7)               108,041         106,639
  Receivables (Note 2)            1,423,829       1,210,435
  Inventories (Note 3)            2,412,265       2,408,763
  Prepaid expenses                  130,258         130,843
  Deferred tax assets (Note 9)       57,630          63,312
        Total current assets      5,228,479       4,833,276
Property and Equipment, Net
    (Note 4)                      2,564,613       2,403,480
Investment in Affiliate, at
    Equity (Note 5)                 194,922         168,451
Other
  Cash value - life insurance,
    net                             167,328         151,186
  Goodwill, net                      73,050          79,096
  Deferred financing costs, net     108,622         120,888
  Deferred tax assets (Note 9)          569          15,401
  Other, net                          3,501           3,799
                                    353,070         370,370

                                $ 8,341,084     $ 7,775,577


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current
  Current portion of long-term
    debt (Note 7)                $   352,685    $   366,003
  Payables - trade                   989,077        961,010
    -  affiliate  (Note 11)           69,487         67,740
  Accrued income taxes                99,462         62,582
  Accrued expenses                   449,329        340,337
  Advance payments, customers        419,901        455,991
        Total current liabilities  2,379,941      2,253,663
Long-Term Debt (Note 7)            1,457,714      1,750,583
       Total liabilities           3,837,655      4,004,246
Minority Stockholder's Interest      245,001        224,505
Stockholders' Equity
  Common stock, par value $.025
  a share, authorized 8,000,000
  shares  issued  2,741,445
  shares and 2,676,968 shares,
  respectively (Notes 13 and 14)      68,536         66,924
 Paid-in capital                   2,468,888      2,258,725
 Retained earnings                 1,801,096      1,269,521
                                   4,338,520      3,595,170

Less:  Cost of treasury stock -
   27,859 shares and 22,607
   shares, respectively
   Note 14)                           80,092         48,344
                                   4,258,428      3,546,826
                                 $ 8,341,084    $ 7,775,577


              TAYLOR DEVICES, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For the years ended May 31, 1997 and 1996



                        Common   Paid-In    Retained  Treasury
                        Stock    Capital    Earnings    Stock

Balance, June 1, 1995  $66,344  $2,161,732  $657,200  $(45,825)

  Net income for the
    year ended
    May 31, 1996          -          -       612,321      -

  Common stock issued
    for employee stock
      purchase plan
      (Note 13)            361      62,207      -         -

  Stock options
    exercised (Note 14)    219      34,786      -         -

  Treasury stock
    acquired (Note 14)      -         -         -       (2,519)

Balance, May 31, 1996    66,924  2,258,725 1,269,521   (48,344)

  Net income for the
    year ended
    May 31, 1997            -         -      531,575       -

  Common stock issued
    for employee stock
      purchase plan
      (Note 13)             444     79,570      -          -

  Stock options exercised
    (Note 14)             1,168     60,518      -          -

  Tax  benefit  related
    to  stock option plan
    (Note 9)                -       70,075      -          -

  Treasury stock
    acquired (Note 14)      -          -          -        (31,748)

 Balance, May 31, 1997  $68,536  $2,468,888 $1,801,096  $(80,092)


              TAYLOR DEVICES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF INCOME
           For the years ended May 31, 1997 and 1996


                                    1997              1996

Sales, Net (Note 8)             $10,002,839       $ 8,916,836

Cost of Sales                     6,237,636         5,694,464

  Gross profit                    3,765,203        3,222,372

Selling, General and
 Administrative Expenses          2,857,055        2,361,943

  Operating income                  908,148           860,429

Other Income/(Expense)
  Rental income - affiliate
   (Note 11)                         10,000            11,852
  Interest, net                    (105,492)         (114,750)
  Miscellaneous                      16,553             6,348
                                    (78,939)          (96,550)
    Income before provision for
      income taxes, equity in
      net income of affiliate
      and minority stock-
      holders interest              829,209           763,879

Provision for Income Taxes
  (Note 9)                          303,609           169,257

    Income before equity in net
      income of affiliate and
      minority stockholders
      interest                      525,600           594,622

Equity in Net Income of
  Affiliate (Note 5)                 26,471            26,808

    Income before minority
      stockholder's interest        552,071           621,430

Minority Stockholder's Interest     (20,496)           (9,109)
    Net income                    $  531,575      $   612,321

    Net income per common share
     (Note10)                     $      .19      $       .22



              TAYLOR DEVICES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the years ended May 31, 1997 and 1996


                                         1997          1996

Cash Flows From Operating Activities
  Net income                          $   531,575   $   612,321
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization        269,811       225,335
     Equity in net income of affiliate    (26,471)      (26,808)
     Increase in cash value -
       life insurance                     (16,142)      (15,292)
     Deferred income taxes                 20,514       103,605
     Tax benefit - stock option plan       70,075          -
     Minority stockholder's interest       20,496         9,109
     Common stock issued, charged to
       compensation expense, net             -           32,486
     Interest income - funds held by
       trustee                             (1,402)       (7,467)
     Changes in:
       Receivables                       (213,394)     (417,389)
       Inventories                         (3,502)     (295,208)
       Prepaid expenses                       585        16,672
       Payables - trade                    28,067       202,848
       Payables - affiliates                1,747        11,406
       Advance payments, customers        (36,090)     (114,478)
       Accrued income taxes                36,880        (1,234)
       Accrued expenses                   127,742       197,774

         Net cash provided by
           operating activities           810,491       533,680

Cash Flows From Investing Activities
  Acquisition of property and equipment  (336,756)     (233,777)
  Proceeds from sale of tax free money
    fund held by trustee                  106,680          -
  Cash received from trustee               28,320        35,000
  Cash remitted to trustee               (135,000)     (105,000)

         Net cash used for investing
           activities                    (336,756)     (303,777)

Cash Flows From Financing Activities
  Financing costs paid                    (11,139)      (12,579)
  Borrowings - bank demand notes             -          150,000
  Repayments - bank demand notes             -         (150,000)
             - long-term debt            (370,626)     (281,902)
  Proceeds from issuance of common stock
   - employee stock purchase plan          80,014        62,568
   - exercise of stock options             11,188          -

     Net cash used for financing
       activities                        (290,563)     (231,913)

     Net increase/(decrease) in cash
       equivalents                        183,172        (2,010)

Cash and Cash Equivalents Balance at
  Beginning of Year                       913,284       915,294

Cash and Cash Equivalents Balance at
  End of Year                          $1,096,456     $ 913,284

              TAYLOR DEVICES, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
           For the years ended May 31, 1997 and 1996

       Supplemental Disclosure of Cash Flow Information


                                          1997         1996

Cash paid during the year for:
   Interest                            $ 135,716     $147,094

 Income taxes                          $ 176,140     $ 66,886


     Schedule of Noncash Investing and Financing Activities


                                        1997           1996

Property and equipment acquired
   Cost                                 $401,195      $637,298
   Borrowings - long-term debt           (64,439)     (109,000)
   Withdrawal of funds held by trustee       -        (598,419)
   Payables - construction in progress       -         303,898

     Cash payments for property and
       equipment                         $336,756     $ 233,777

Common stock issued - stock option plans $ 61,686     $  35,005
Treasury stock received in payment for
  stock options                           (31,748)       (2,519)
Common stock issued, charged to accrued
  compensation expense                    (18,750)          -
Common stock issued, charged to
  compensation expense, net                  -          (32,486)

   Net cash proceeds from exercise
     of stock options                    $ 11,188      $    -




              TAYLOR DEVICES, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         May 31, 1997



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

Principles of Consolidation - The accompanying financial statements include the accounts of the Company and its 58% owned subsidiary, Tayco Realty Corporation ("Realty"). Minority stockholders interest represents Tayco Developments, Inc.'s ("Developments") 42% ownership interest in Realty. All intercompany transactions and balances have been eliminated in consolidation.

The Company's investment in its minority-owned affiliate, Developments, is reported on the equity method (see Note 5).

Revenue Recognition - Sales are recognized when units are delivered or services are performed. Sales under fixed-price contracts are recorded as deliveries are made at the contract sales price of the units delivered. Sales under certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries, are accounted for under the percentage-of-completion (cost to cost) method of accounting in which the estimated sales value is determined on the basis of physical completion to date. Related costs are expensed as incurred. Payments received in advance from customers on fixed-price contracts in progress for which revenues and related costs have not yet been recognized are recorded as a liability.

Cash and Cash Equivalents - The Company classifies as cash equivalents all highly liquid investments with maturities of three months or less. As of May 31, 1997, cash equivalents consisted of investments in money market funds of approximately $404,000.

Inventories - Inventories, other than inventoried costs related to fixed-price contracts, are stated at the lower of cost (first-in, first-out) or market. Inventoried costs relating to fixed-price commercial and government contracts are stated at the actual production cost, including factory overhead incurred to date, reduced by amounts related to revenue recognized on units delivered or progress completed (see Note 3).

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


NOTE 2 - RECEIVABLES

The Companys trade receivables primarily represent receivables for units shipped and billed to customers. Generally, the Company does not require collateral or other security to support customer receivables.

Receivables are recorded net of an allowance for doubtful accounts of $12,000 and $27,900 as of May 31, 1997 and 1996, respectively.



NOTE 3 - INVENTORIES

Inventories consisted of the following:


                                       1997           1996

     Raw materials                $  212,004      $  138,676
     Work-in-process                 516,517         762,453
     Finished goods                1,683,744       1,507,634

                                  $2,412,265      $2,408,763

Work-in-process inventory was reduced in the amount of $81,129 as of May 31, 1997 for actual production costs related to revenue recognized on a progress billed commercial contract.

The Company's inventories are particularly sensitive to technological obsolescence in the near term due to their use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Therefore, management of the Company has recorded an allowance for potential inventory obsolescence of $75,000 as of May 31, 1997 and 1996.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and their respective depreciable lives consisted of the following:

                                                    Depreciable
                                  1997      1996       Lives

Land                         $  141,483 $  141,483     -
Buildings and improvements    2,180,105  2,141,148  10 - 25 years
Machinery and equipment       2,639,322  2,322,422   8 - 10 years
Office furniture and equipment  440,576    387,156   3 - 10 years
Autos and trucks                 59,905     59,905        3 years
                              5,461,391  5,052,114
Less:
  Accumulated depreciation    2,903,471   2,661,206
                              2,557,920   2,390,908
Construction in progress          6,693      12,572
                            $ 2,564,613 $ 2,403,480

Depreciation expense was $242,265 and $191,240 for the years ended May 31, 1997 and 1996, respectively.

The following is a summary of property and equipment included above which is held under capital leases:

                                     1997         1996

Buildings and improvements       $  806,707   $  806,707
Machinery and equipment             591,915      524,590
Office furniture and equipment      108,654      108,654
                                  1,507,276    1,439,951
Less:  Accumulated amortization     294,587      189,239
                                 $1,212,689   $1,250,712

Minimum future lease payments under capital leases as of May 31, 1997 for each of the next five years and in the aggregate are included in long-term debt (see Note 7).

Amortization of property and equipment under the capital leases included in depreciation expense is $105,348 and $87,856 for the years ended May 31, 1997 and 1996, respectively.


NOTE 5 - INVESTMENT IN AFFILIATE

Investment in affiliate consisted of the Company's 23% ownership interest in common shares of Developments acquired at a cost of $85,619, plus the Company's cumulative equity in the net income of Developments of $109,303 and $82,832 through the years ended May 31, 1997 and 1996, respectively.

The Company's share of the underlying book value of net assets of Developments at the date of original purchase exceeded the amount paid for these shares by $79,018. This excess ($68,482 at May 31, 1997) is being amortized to income on the straight-line method over 40 years and is recorded as an addition to equity in net income of the affiliate.


NOTE 6 - LINE OF CREDIT FACILITY

The Company has a line of credit facility with a bank  which
provides for short-term borrowings of up to $300,000.   Borrowings
against this line of credit are due on demand, with interest payable at the banks prime rate plus 3/4%. Collateral for any borrowings consists of the Companys trade accounts receivable, equipment, inventories, and general intangibles. As of May 31, 1997 and 1996, no amounts were outstanding under this facility.


NOTE 7 - LONG-TERM DEBT

Long-term debt consisted of the following:

                                       1997         1996

Taylor Devices, Inc.
 Seven year term note due to
  bank requiring monthly
  principal payments of $13,500,
  with interest at the bank's
  prime rate plus 1% (9.5% at
  May 31, 1997), with the
  remaining unpaid principal
  balance payable in December
  1999                        (1)  $   422,500   $    584,500

 Five year first mortgage note
  due to bank requiring monthly
  principal payments of $1,444,
  with interest at the bank's
  prime  rate plus 1% (9.5% at
  May  31, 1997), with the
  remaining unpaid principal
  balance payable in June 1998     (1)     192,111    209,445

 Industrial Revenue Development
  Bonds requiring annual principal
  payments ranging from $25,000 to
  $150,000 through June 2009 plus
  interest at variable rates based
  on the highest rated short term,
  federally tax exempt obligations
  (4.15% at May 31, 1997)          (2)    1,045,00   1,180,00

 Five year obligations due to
  leasing companies requiring
  aggregate monthly principal
  and interest payments of $3,312,
  with interest at 8.12% and 8.37%,
  payable through March 2001 and
  December 2001, secured by equipment      134,857    104,534

 Three year obligation due to finance
  company requiring monthly principal
  and interest payments of $352, with
  interest at 9.97%, payable through
  April 2000, secured by equipment          10,389       -

 Other ten year term notes                   1,975     31,353

Tayco Realty Corporation
 Five year obligation due to leasing
  company requiring monthly principal
  and interest payments of $331, with
  interest at 11.4%, payable through
  December 1997, secured by equipment        3,567      6,754
                                         1,810,399  2,116,586

Less:  Current portion                     352,685    366,003
                                        $1,457,714 $1,750,583


NOTE 7 - (CONTD)

(1) The five year first mortgage note is secured by real estate and an assignment of rents. In addition, this note and the seven year bank term note are secured by the Company's receivables, equipment, inventories and general intangibles. The seven year term note agreement includes various covenants requiring minimum levels of net worth ($2,000,000 as of May 31, 1997) and working capital and provides for restrictions on capital expenditures and payments of dividends. In addition, the Company is restricted from obtaining any additional borrowings or encumbering any of its assets except as it pertains to borrowings from that bank.

(2) In November 1994, the Company entered into a capital lease agreement with the Niagara County Industrial Development Agency ("NCIDA") to finance certain construction costs for additions to its manufacturing/testing facilities and for the acquisition of machinery and equipment. To finance the project, NCIDA authorized the sale of its Industrial Revenue Development Bonds, in the aggregate principal amount of $1,250,000, under a trust indenture with Bankers Trust Company as trustee. The capital lease obligation is secured by a first mortgage on real estate, project machinery and equipment, and guaranteed by an irrevocable bank letter of credit in the amount of $1,098,682 as of May 31, 1997.

As of May 31, 1997, $106,680 of funds were held by a trustee, plus interest earned thereon of $1,361, representing an interest bearing tax free money fund restricted for principal reduction payments of the Industrial Revenue Development Bond during fiscal year ended May 31, 1998.

The aggregate maturities of long-term debt for each of the following years are:

                   1998             $   352,685
                   1999                 517,732
                   2000                 287,233
                   2001                 181,337
                   2002                  91,412
                   Thereafter           380,000
                                    $ 1,810,399




NOTE 8 - SALES

Net sales consisted of the following industry segments:


                              1997               1996

Commercial and other industries   $ 6,108,705 $ 4,881,110
Aerospace and defense industries    3,339,335   3,376,820
Government agencies                   554,799     658,906

                                  $10,002,839  $8,916,836

Sales to commercial industries included sales to a customer in the amount of $2,277,727 and $1,293,986 for the years ended May 31, 1997 and 1996,respectively. Sales to aerospace/defense industries included sales to a customer in the amount of $1,072,101 for the year ended May 31, 1996.


NOTE 9 - INCOME TAXES

The provision for income taxes consisted of the following:

                                   1997             1996

Current Tax Provision
 Federal                       $  262,379      $   51,622
 State                             20,514          14,030
                                  283,095          65,652

Deferred Tax Provision
 Federal                           18,605          95,716
 State                              1,909           7,889
                                   20,514         103,605
 Total income tax provision     $ 303,609       $ 169,257


A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:




                                      1997           1996

Computed tax provision at the
 expected statutory rate          $ 281,931       $ 259,719
State income tax - net of
 Federal tax benefit                 14,933          14,467
Realization of benefits of tax
 loss carryforwards                     -           (48,406)
Prior year refund claim adjustment      -           (49,977)
Other                                 6,745          (6,546)
                                  $ 303,609       $ 169,257

Significant components of the Company's deferred tax assets and liabilities consisted of the following:

                                        1997          1996

Deferred tax assets
 Current
  Allowance for doubtful receivables  $ 4,357      $ 10,131
  Tax inventory adjustment              4,399         7,554
  Allowance for obsolete inventory     27,233        27,233
  Accrued vacation                     21,641        18,394
                                       57,630        63,312
 Noncurrent
  AMT credit carryforwards              4,515         4,515
  Excess book depreciation               -           10,886
                                        4,515        15,401
Deferred tax liabilities
 Excess tax depreciation                3,946           -

        Noncurrent, net                   569        15,401

        Net deferred tax assets     $  58,199     $  78,713

The Company reported a Federal and State current tax benefit as a contribution to capital in the amount of $70,075 for stock option compensation expense deductible for income tax purposes but not reported as compensation expense in the statement of income for the year ended May 31, 1997.

The Company and its subsidiary file separate Federal and State income tax returns. As of May 31, 1997 the Company had State investment tax credit carryforwards of approximately $107,000 expiring through May 2007.


NOTE 10 - EARNINGS PER COMMON SHARE

Earnings per common share have been computed based upon the weighted average number of common and common equivalent (unexercised stock options granted) shares outstanding during the year. The number of shares and common stock equivalents used in the computation of earnings per share was 2,798,442 and 2,762,195 for the years ended May 31, 1997 and 1996, respectively.


NOTE 11 - RELATED PARTY TRANSACTIONS

Included in cost of sales are research and development expenses charged by Developments for services performed by their research engineers in the amount of $223,050 and $251,829 for the years ended May 31, 1997 and 1996, respectively.

Included in selling, general and administrative expenses is royalty expense charged by Developments for the use of their patents in the Company's manufacturing operations in the amount of $179,744 and $118,140 for the years ended May 31, 1997 and 1996, respectively.


The Company leases certain office and laboratory facilities to Developments for a current annual rental of $10,000.


NOTE 12 - PREFERRED STOCK

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series. The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.


NOTE 13 - EMPLOYEE STOCK PURCHASE PLAN

The Company has reserved 200,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan. Participation in the employee stock purchase plan is voluntary for all employees of the Company. Purchase of common shares can be made by employee contributions through payroll deductions with a matching contribution by the Company of a specified percentage of the employees' contributions based on length of continuous participation in the stock purchase plan. At the end of each calendar quarter, the employer/employee contributions will be applied to the purchase of common shares at fair market value which are then held in the name of the Company as custodian for the employees' shares. These shares are distributed to the employees at the end of each calendar year or upon withdrawal from the plan. During the years ended May 31, 1997 and 1996, 17,770 ($3.63 to $5.13 price per share) and 14,466 ($3.69 to $5.44 price per share) common shares, respectively, were issued to employees. As of May 31, 1997, there were 75,592 shares reserved for future issue. The amount of Company matching expense was $20,749 and $16,485 for the years ended May 31, 1997 and 1996, respectively.


NOTE 14 - STOCK OPTION PLANS

In 1994, the Company established both a non-qualified and incentive stock option plan. The incentive stock option plan qualifies for preferential treatment under the Internal Revenue Code. Under these plans 125,000 shares of common stock have been reserved for grant to key employees and directors of the Company. Under both plans the option price may not be less than the fair market value of the stock at the time the options are granted. Options expire five to ten years from the date of grant.

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

The Company applies APB Opinion 25 Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. The Company has adopted the disclosure method of SFAS No. 123 Accounting for Stock-Based Compensation. The Black-Scholes option valuation model was used in estimating the fair value of traded options which have no vesting restrictions.

SFAS No. 123 is effective for options granted by the Company during fiscal years ended May 31, 1996 and 1997. Using the Black- Scholes option valuation model, the estimated fair values of each option granted during 1997 and 1996 was $2.76 and $2.04, respectively. Principal assumptions used in applying the Black-Scholes model to options at date of grant were as follows:

                                  1997         1996

Risk-free interest rate           6.13%       6.04%
Expected life in years            4.5         4.5
Expected volatility                .569        .569
Expected dividend yield            0%          0%

Had compensation cost for the Companys stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Companys net income and earnings per share would have been reduced to the proforma amounts indicated below:

                               1997            1996
 Net Income:
   As reported             $  531,575       $  612,321

   Proforma                $  473,655       $  573,343

Net Income Per Common Share:
   As reported             $      .19       $      .22

   Proforma                $      .17       $      .21

The following is a summary of stock option activity:

                               1997           1996
Outstanding, beginning
  of year                     138,702       123,770
Options granted                33,000        30,000
Options exercised             (41,350)       (1,908)
Stock appreciation rights
  exercised                   (10,000)      (13,160)

Outstanding at May 31, 1997
(at prices ranging  from
 $.56 to 5.56 per share)      120,352        138,702

The option holders exercised 10,000 SARs and 11,760 SARs and received 5,357 shares ($1.88 price per share) and 8,754 shares ($3.94 to $4.09 price per share) of the Company's common stock in lieu of cash for the years ended May 31, 1997 and 1996, respectively. In addition, the option holders exercised 1,400 SAR's for the year ended May 31, 1996 for cash reimbursement of personal withholding taxes.

The Company received 5,252 common shares and 617 common shares of its own stock as treasury stock at fair market value in lieu of cash payment from the option holders, for the years ended May 31, 1997 and 1996, respectively. These treasury shares were received from the option holders as payment for the purchase price of 20,350 options and 1,908 options exercised under the non-qualified and incentive stock option plans for the years ended May 31, 1997 and 1996, respectively.

NOTE 15 - RETIREMENT PLAN

The Company maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for all eligible employees who have completed six months of service with the Company. The Companys matching contribution is equal to 10% of employee voluntary salary deferrals up to a maximum of 1.0% of each participant's eligible compensation. The Company may also make discretionary contributions as determined annually by the Company's Board of Directors. The amount expensed under the plan was $18,397 and $11,763 for the years ended May 31, 1997 and 1996, respectively.


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value.

The carrying amounts of cash and cash equivalents, restricted funds held by trustee, accounts receivable, accounts payable, and other accrued liabilities approximate fair value because of the short maturity of these instruments.

The carrying amount of debt approximates fair value because the interest rates on these instruments fluctuate with market interest rates and are based on current rates offered to the Company for debt with similar terms and maturities.


    INDEPENDENT AUDITOR'S REPORT ON CONSOLIDATING INFORMATION


To The Board of Directors and Stockholders of Taylor Devices, Inc.


Our audits of the consolidated financial statements of Taylor Devices, Inc. and subsidiary were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information in the following schedules is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations, and cash flows of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.


/s/ J.D. Elliott & Co., P.C.
J.D. Elliott & CO., P.C.
Buffalo, New York
August 5, 1997