Form 10KSB/A
period 1997-05-31
TAYLOR DEVICES INC
filed 1997-09-04
CIK 96536

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


PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company was incorporated in the State of New York on July 22, 1955 and is engaged in the design, development, manufacture and marketing of shock absorption, rate control, and energy storage devices for use in various types of machinery, equipment and structures. In addition to manufacturing and selling existing product lines, the Company continues to develop new and advanced technology products (i.e., products which are produced from existing products by applying proven designs or manufacturing processes.)

Principal Products

The Company has six major product lines, namely (1) Fluidicshoks,
(2) Crane and Industrial Buffers, (3) Self Adjusting Shock
Absorbers, (4) Liquid Die Springs (5) Vibration Dampers and (6)
Seismic Dampers. A summary of the capabilities and applications for these product lines is as follows:

Fluidicshoks are small, extremely compact shock absorbers with up to 19,200 inch-pound capacities, which are produced in 15 standard sizes for primary use in the defense, aerospace and commercial industry. Crane and Industrial Buffers are larger versions of the Fluidicshoks with up to 60,000,000 inch-pound capacities, produced in more than 60 standard sizes for industrial application on cranes, container ships, ships, railroad cars, truck docks, ladle and ingot cars, ore trolleys and car stops. Self-Adjusting Shock
Absorbers, which include versions of Fluidicshoks and Crane and Industrial Buffers, automatically adjust to different impact conditions, and are designed for high cycle application primarily in heavy industry. Liquid Die Springs are used as component parts of machinery and equipment used in the manufacture of tools and dies. Vibration Dampers are used primarily by the aerospace and defense industries to control the response of electronics and optical systems subjected to air, ship, or spacecraft vibration. Seismic
Dampers are designed to ameliorate the effects of earthquake tremors on structures, and represent a substantial part of the business of the Company.

Distribution

The Company utilized the services of more than 50 sales representatives and distributors in the United States and Canada. Specialized technical sales in aerospace and custom marketing activities are serviced by three sales agents, with the assistance and under the direction of Douglas P. Taylor, the Company's
President. Sales representatives typically have non-exclusive, yearly agreements with the Company, which, in most instances, provide for payment of commissions on sales at 10% of the product's net aggregate selling price. Distributors also have non-exclusive, yearly agreements with the Company, whereby products are purchased from the Company for resale purposes.

Competition

The Company faces no significant competition with respect to most of its products, many of which are patented. However, on mature aerospace and defense programs, competitors have qualified conventional products where government specifications have been reduced. Two other competitors are foreign companies, both of which produce crane buffers.

In connection with products produced for the aerospace and commercial aerospace industries, the Company's principal competitors are Cleveland Pneumatic Tool Company in Cleveland, Ohio, and Menasco Manufacturing Company in Burbank, California. While the Company is competitive with these companies in the areas of pricing, warranty and product performance, it cannot compete with Cleveland Pneumatic and Menasco in the area of volume production due to the Company's limited financing and facilities.

The Company generally competes directly against two other firms capable of supplying seismic damping devices. However, numerous other firms compete in alternative seismic protection technologies. The Company remains the only supplier of seismic fluid dampers that have met specifications set forth by California's Office of State Wide Health Planning and Development.

Raw Materials and Supplies

The principal raw materials and supplies used by the Company in the manufacture of its products are provided by numerous U.S. suppliers, the loss of any one of which would not materially affect the Company's operations.

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

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales. No extended payment terms are offered. During FY97, delivery time after receipt of orders averaged 12 to 14 weeks for the Company's standard products. Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects utilizing custom designed components of the Company.

Dependence Upon Customers\Government Contracts

The Company's business is not dependent upon any single customer or a few customers. In FY97, aggregate shipments to one customer equaled 10% or more. A contract with Herrick Construction for seismic damping products was for a single specific project. The Company may work with Herrick on future projects, but none are currently pending. With the receipt of four medium to large seismic orders in early FY98, the Company believes it has replaced the Herrick Construction revenues for FY98.

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


ITEM 2.  DESCRIPTION OF PROPERTY

The Company's production facilities are comprised of four interconnected buildings located on approximately six acres on Tonawanda Island, New York. Production facilities consist of a small parts plant (approximately 4400 square feet), large parts plant (approximately 10,000 square feet), including a facility of approximately 7,000 square feet constructed in 1995 (see below), a testing facility, storage area, pumping area and the Company's general offices. Total square footage of these facilities is more than 25,000 square feet. The Company has two separate remote testing facilities used for shock testing. One facility is 800 square feet and a newer state-of-the-art test facility is of 1,225 square feet. The small parts plant consists of a complete small machine shop and tool room and produces all of the Company's product items which are less than two inches in diameter. The large parts plant consists of a complete large machine shop and tool room. Both plants contain custom built machinery for boring, deep hole drilling and turning of parts.

In November 1994, as part of certain tax-exempt bond financing arrangements, the Company and the Niagara County Industrial Development Agency ("NCIDA") entered into a 15 year Series Lease by the Company of approximately 7,000 square feet of manufacturing space adjacent to the Company's existing large machine shop. The expansion partially accommodated the Company's increased need for additional manufacturing space for its seismic damper devices.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a
"safe harbor" for forward-looking statements. Information included or incorporated by reference, and certain matters discussed in this section and elsewhere in this Report, which are not historical facts, are forward-looking statements. As such, these statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, pricing pressures, the need for the Company to keep pace with customer needs and technological developments, and other factors.

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

Activity remains very strong in the seismic protection market. Subsequent to the close of FY97, the Company booked two orders, totaling approximately$1,800,000, for the seismic protection of two west coast facilities. Management continues to pursue many other opportunities, both foreign and domestic. The Company's seismic sales/marketing team of employees, commissioned sales representatives, and consultants experienced good success in obtaining a high proportion of the orders that were actually placed in FY97. In response to increased activity in the seismic market, Management has decided to build an 8,500 square foot addition to the Company's manufacturing facilities, as part of a $1 million project to provide assembly space for large seismic and wind dampers, and horizontal testing capabilities. The Company anticipates funding these improvements through conventional means. Management will continue to analyze the seismic marketing effort and make modifications, as appropriate.

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

(11) Statement re:  Computation of per share earnings

REG.228.601(A)(11)STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

WEIGHTED AVERAGE OF COMMON STOCK/EQUIVALENTS O/S - F/Y/E 5/31/97
WEIGHTED AVG. COMMON STOCK OPTIONS                  128,816
WEIGHTED AVG. COMMON STOCK                        2,669,626
WEIGHTED AVG. COMMON STOCK/EQUIVALENTS O/S        2,798,442

NET INCOME F/Y/E 5/31/97                    (1) $   531,575
WEIGHTED AVG. COMMON STOCK/EQUIVALENTS O/S  (2)   2,798,442
NET INCOME PER SHARE (1) DIVIDED BY (2)         $         0.19

WEIGHTED AVERAGE OF COMMON STOCK EQUIVALENTS O/S - F/Y/E  5/31/96
WEIGHTED AVG. COMMON STOCK OPTIONS                  118,809
WEIGHTED AVG. COMMON STOCK                        2,643,386
WEIGHTED AVG. COMMON STOCK /EQUIVALENTS O/S       2,762,195

NET INCOME F/Y/E 5/31/96                     (1) $  612,321
WEIGHTED AVG. COMMON STOCK /EQUIVALENTS O/S  (2)  2,762,195
NET INCOME PER SHARE (1) DIVIDED BY (2)          $        0.22


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



/s/ J.D. Elliott & Co., P.C.
J. D. ELLIOTT & CO., P.C.
Buffalo, New York
August 15, 1997


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


              TAYLOR DEVICES, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For the years ended May 31, 1997 and 1996



                        Common   Paid-In    Retained  Treasury
                        Stock    Capital    Earnings    Stock

Balance, June 1, 1995  $66,344  $2,161,732  $657,200  $(45,825)

  Net income for the
    year ended
    May 31, 1996          -          -       612,321      -

  Common stock issued
    for employee stock
      purchase plan
      (Note 13)            361      62,207      -         -

  Stock options
    exercised (Note 14)    219      34,786      -         -

  Treasury stock
    acquired (Note 14)      -         -         -       (2,519)

Balance, May 31, 1996    66,924  2,258,725 1,269,521   (48,344)

  Net income for the
    year ended
    May 31, 1997            -         -      531,575       -

  Common stock issued
    for employee stock
      purchase plan
      (Note 13)             444     79,570      -          -

  Stock options exercised
    (Note 14)             1,168     60,518      -          -

  Tax  benefit  related
    to  stock option plan
    (Note 9)                -       70,075      -          -

  Treasury stock
    acquired (Note 14)      -          -          -        (31,748)

 Balance, May 31, 1997  $68,536  $2,468,888 $1,801,096  $(80,092)


              TAYLOR DEVICES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF INCOME
           For the years ended May 31, 1997 and 1996


                                    1997              1996

Sales, Net (Note 8)             $10,002,839       $ 8,916,836

Cost of Sales                     6,237,636         5,694,464

  Gross profit                    3,765,203        3,222,372

Selling, General and
 Administrative Expenses          2,857,055        2,361,943

  Operating income                  908,148           860,429

Other Income/(Expense)
  Rental income - affiliate
   (Note 11)                         10,000            11,852
  Interest, net                    (105,492)         (114,750)
  Miscellaneous                      16,553             6,348
                                    (78,939)          (96,550)
    Income before provision for
      income taxes, equity in
      net income of affiliate
      and minority stock-
      holder's interest              829,209           763,879

Provision for Income Taxes
  (Note 9)                          303,609           169,257

    Income before equity in net
      income of affiliate and
      minority stockholder's
      interest                      525,600           594,622

Equity in Net Income of
  Affiliate (Note 5)                 26,471            26,808

    Income before minority
      stockholder's interest        552,071           621,430

Minority Stockholder's Interest     (20,496)           (9,109)
    Net income                    $  531,575      $   612,321

    Net income per common share
     (Note 10)                    $      .19      $       .22



              TAYLOR DEVICES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the years ended May 31, 1997 and 1996


                                         1997          1996

Cash Flows From Operating Activities
  Net income                          $   531,575   $   612,321
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization        269,811       225,335
     Equity in net income of affiliate    (26,471)      (26,808)
     Increase in cash value -
       life insurance                     (16,142)      (15,292)
     Deferred income taxes                 20,514       103,605
     Tax benefit - stock option plan       70,075          -
     Minority stockholder's interest       20,496         9,109
     Common stock issued, charged to
       compensation expense, net             -           32,486
     Interest income - funds held by
       trustee                             (1,402)       (7,467)
     Changes in:
       Receivables                       (213,394)     (417,389)
       Inventories                         (3,502)     (295,208)
       Prepaid expenses                       585        16,672
       Payables - trade                    28,067       202,848
       Payables - affiliates                1,747        11,406
       Advance payments, customers        (36,090)     (114,478)
       Accrued income taxes                36,880        (1,234)
       Accrued expenses                   127,742       197,774

         Net cash provided by
           operating activities           810,491       533,680

Cash Flows From Investing Activities
  Acquisition of property and equipment  (336,756)     (233,777)
  Proceeds from sale of tax free money
    fund held by trustee                  106,680          -
  Cash received from trustee               28,320        35,000
  Cash remitted to trustee               (135,000)     (105,000)

         Net cash used for investing
           activities                    (336,756)     (303,777)

Cash Flows From Financing Activities
  Financing costs paid                    (11,139)      (12,579)
  Borrowings - bank demand notes             -          150,000
  Repayments - bank demand notes             -         (150,000)
             - long-term debt            (370,626)     (281,902)
  Proceeds from issuance of common stock
   - employee stock purchase plan          80,014        62,568
   - exercise of stock options             11,188          -

     Net cash used for financing
       activities                        (290,563)     (231,913)

     Net increase/(decrease) in cash
       and cash equivalents               183,172        (2,010)

Cash and Cash Equivalents Balance at
  Beginning of Year                       913,284       915,294

Cash and Cash Equivalents Balance at
  End of Year                          $1,096,456     $ 913,284

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

Principles of Consolidation - The accompanying financial statements include the accounts of the Company and its 58% owned subsidiary, Tayco Realty Corporation ("Realty"). Minority stockholder's interest represents Tayco Developments, Inc.'s ("Developments") 42% ownership interest in Realty. All intercompany transactions and balances have been eliminated in consolidation.

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


NOTE 7 - LONG-TERM DEBT

Long-term debt consisted of the following:

                                       1997         1996

Taylor Devices, Inc.
 Seven year term note due to
  bank requiring monthly
  principal payments of $13,500,
  with interest at the bank's
  prime rate plus 1% (9.5% at
  May 31, 1997), with the
  remaining unpaid principal
  balance payable in December
  1999                        (1)  $   422,500   $    584,500

 Five year first mortgage note
  due to bank requiring monthly
  principal payments of $1,444,
  with interest at the bank's
  prime  rate plus 1% (9.5% at
  May  31, 1997), with the
  remaining unpaid principal
  balance payable in June 1998     (1)     192,111    209,445

 Industrial Revenue Development
  Bonds requiring annual principal
  payments ranging from $25,000 to
  $150,000 through June 2009 plus
  interest at variable rates based
  on the highest rated short term,
  federally tax exempt obligations
  (4.15% at May 31, 1997)          (2)    1,045,000  1,180,000

 Five year obligations due to
  leasing companies requiring
  aggregate monthly principal
  and interest payments of $3,312,
  with interest at 8.12% and 8.37%,
  payable through March 2001 and
  December 2001, secured by equipment      134,857    104,534

 Three year obligation due to finance
  company requiring monthly principal
  and interest payments of $352, with
  interest at 9.97%, payable through
  April 2000, secured by equipment          10,389       -

 Other ten year term notes                   1,975     31,353

Tayco Realty Corporation
 Five year obligation due to leasing
  company requiring monthly principal
  and interest payments of $331, with
  interest at 11.4%, payable through
  December 1997, secured by equipment        3,567      6,754
                                         1,810,399  2,116,586

Less:  Current portion                     352,685    366,003
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


NOTE 9 - INCOME TAXES

The provision for income taxes consisted of the following:

                                   1997             1996

Current Tax Provision
 Federal                       $  262,379      $   51,622
 State                             20,716          14,030
                                  283,095          65,652

Deferred Tax Provision
 Federal                           18,605          95,716
 State                              1,909           7,889
                                   20,514         103,605
 Total income tax provision     $ 303,609       $ 169,257


A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:




                                      1997           1996

Computed tax provision at the
 expected statutory rate          $ 281,931       $ 259,719
State income tax - net of
 Federal tax benefit                 14,933          14,467
Realization of benefits of tax
 loss carryforwards                     -           (48,406)
Prior year refund claim adjustment      -           (49,977)
Other                                 6,745          (6,546)
                                  $ 303,609       $ 169,257

Significant components of the Company's deferred tax assets and liabilities consisted of the following:

                                        1997          1996

Deferred tax assets
 Current
  Allowance for doubtful receivables  $ 4,357      $ 10,131
  Tax inventory adjustment              4,399         7,554
  Allowance for obsolete inventory     27,233        27,233
  Accrued vacation                     21,641        18,394
                                       57,630        63,312
 Noncurrent
  AMT credit carryforwards              4,515         4,515
  Excess book depreciation               -           10,886
                                        4,515        15,401
Deferred tax liabilities
 Excess tax depreciation                3,946           -

        Noncurrent, net                   569        15,401

        Net deferred tax assets     $  58,199     $  78,713

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

The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. The Company has adopted the disclosure method of SFAS No. 123 "Accounting for Stock-Based Compensation". The Black-Scholes option valuation model was used in estimating the fair value of traded options which have no vesting restrictions.

SFAS No. 123 is effective for options granted by the Company during fiscal years ended May 31, 1996 and 1997. Using the Black-Scholes option valuation model, the estimated fair values of each option granted during 1997 and 1996 was $2.76 and $2.04, respectively. Principal assumptions used in applying the Black-Scholes model to options at date of grant were as follows:

                                  1997         1996

Risk-free interest rate           6.13%       6.04%
Expected life in years            4.5         4.5
Expected volatility                .569        .569
Expected dividend yield            0%          0%

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

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