Form 10QSB
period 1997-08-31
TAYLOR DEVICES INC
filed 1997-10-15
CIK 96536

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended August 31, 1997

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

Yes  X   No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.



        CLASS                       Outstanding at August 31, 1997
      Common Stock                            2,749,667
(2-1/2 cents par value)

                          FORM 10-QSB
                  TAYLOR DEVICES, INC. - INDEX


PART I - FINANCIAL INFORMATION

                                                         PAGE NO.

     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets            3
               August 31, 1997, and May 31, 1997

               Consolidated Condensed Statements of Income      4
               for three months ended August 31, 1997 and August 31, 1996

               Consolidated Statement of                        5
               Cash Flows - three months ended
               August 31, 1997 and August 31, 1996

               Notes to Consolidated Condensed Financial        6
               Statements

     Item 2.   Management's Discussion and Analysis of the      7
               Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                10

     Item 2.   Changes in Securities                           10

     Item 3.   Defaults upon Senior Securities                 10

     Item 4.   Submission of Matters to Vote of Security
               Holders                                         10

     Item 5.   Other Information                               10

     Item 6.   Exhibits and Report on Form 8-K                 10

SIGNATURES                                                     11

                          FORM 10-QSB
       TAYLOR DEVICES, INC. - CONSOLIDATED BALANCE SHEET

     ASSETS                              8/31/97        5/31/97
Current
  Cash                                 $  608,891     $1,096,456
  Funds Held By Trustee                    - 0 -         108,041
  Trade Accounts Receivable             1,933,722      1,423,829
  Inventories                           2,339,608      2,412,265
  Prepaid and Refundable Income Taxes     (79,804)        57,630
  Prepaid Expenses                        104,551        130,258
      Total Current Assets             $4,906,968     $5,228,479

Investments - Affiliate, at equity        202,512        194,922

Property and Equipment - Net            2,536,029      2,564,613

Other Assets
  Other                                   469,345        353,070
     Total Other Assets                $  469,345     $  353,070

TOTAL ASSETS                           $8,114,854     $8,341,084

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Current Portion of Long Term Debt    $  346,237      $ 352,685
  Payables -   Trade                      928,236        989,077
          Affiliate-Current                71,557         69,487
          Construction-in-Progress         - 0 -          - 0 -
  Accrued Income Tax                      (21,814)        99,462
  Accrued Expenses                        265,449        438,745
  Advanced Payments - Customers           399,421        419,901
     Total Current Liabilities         $1,989,086     $2,369,357

Non Current
  Long Term Debt                       $1,487,278     $1,457,714
  Deferred Income Tax                      - 0 -           - 0 -
     Total Non Current Liabilities     $1,487,278     $1,457,714

Minority Stockholders' Interest        $  250,293     $  255,585

     STOCKHOLDERS' EQUITY
  Common Stock, par value $.025 a

  share, authorized 8,000,000 shares   $   68,742     $   68,536
  Paid - In Capital                     2,511,120      2,468,888
  Retained Earnings                     1,891,488      1,801,096

Less: Cost of Treasury Stock:
  28,442 & 22,607 shares respectively      83,153         80,092
TOTAL STOCKHOLDERS' EQUITY             $4,388,197     $4,258,428

TOTAL LIABILITIES & STOCKHOLDERS'      $8,114,854     $8,341,084
EQUITY

                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
           CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                     THREE MONTHS ENDED AUGUST 31

                                             1997         1996

NET SALES                                $2,497,912    $2,083,419

COST OF PRODUCT SOLD                       1,746,589     1,395,243
     Gross Profit                        $  751,323    $  688,176


EXPENSES

Selling and Administrative                 579,362       554,026

Profit (loss) from Operations            $ 171,961    $  134,150


OTHER INCOME/(EXPENSE)
     Rental - Affiliates                 $   2,500     $   2,500
     Miscellaneous                           1,367        12,382
     Interest                              (33,309)      (38,120)
NET OTHER                                 $ (29,442)    $ (23,238)

NET INCOME BEFORE
PROVISION FOR TAXES                      $  142,519    $ 110,912
     Provision for Income Taxes              54,425       39,400

INCOME BEFORE EQUITY IN EARNINGS
OF AFFILIATES                                88,094       71,512

EQUITY IN EARNINGS OF AFFILIATES              7,590        5,155

NET INCOME BEFORE MINORITY
STOCKHOLDERS' INTEREST                    $  95,684   $   76,677
     Minority Stockholders' Interest          5,292        6,048

NET INCOME                               $   90,392   $   70,619

Earnings Per Share                       $      .03   $      .02



                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     THREE MONTHS ENDED AUGUST 31
                                                1997      1996
Cash Flows From Operating Activities         $ 90,392   $ 70,619
 Net income
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                65,280    46,311
   Equity in net income of affiliate             (20,190)  (20,437)
   Increase in cash value - life insurance        -0-       -0-
   Deferred income taxes                          -0-       -0-
   Tax benefit - stock option plan                -0-       -0-
   Minority stockholder's interest               5,292     6,048
   Common stock issued, charged to
    compensation expense, net                     -0-       -0-
   Interest income - funds held by trustee
   Changes in:
    Receivables                                (405,063) (318,941)
    Inventories                                140,157     5,071
    Prepaid expenses                             (1,251)   (3,328)
    Payables - trade                            (262,387) (135,941)
    Payables - affiliates                       33,304    29,250
    Advance payments, customer                  20,479   229,511
    Accrued income taxes                       (65,992)   34,400
    Accrued expenses                            (11,677)  (29,939)
     Net cash provided by operating
       activities                             (411,656)  (87,376)
Cash Flows From Investing Activities
 Acquisition of property and equipment          (32,445)   (33,001)
 Proceeds from sale of tax free money fund
  held by trustee                                -0-        -0-
 Cash received from trustee                      -0-        -0-
 Cash remitted to trustee                      (30,000)   (35,000)
     Net cash used for investing activities    (62,445)   (68,001)
Cash Flows From Financing Activities
 Financing costs paid                            -0-        -0-
 Borrowings - bank demand notes                  -0-        -0-
 Repayments - bank demand notes                  -0-        -0-
            - long-term debt                  (52,842)   (42,499)
 Proceeds from issuance of common stock
  - employee stock purchase plan               18,191     23,144
  - exercise of stock options                  21,187     14,066
     Net cash used for financing activities   (13,464)    (5,289)
     Net increase/(decrease) in cash and
      cash equivalents                       (487,565)  (160,666)
Cash and Cash Equivalents Balance at
   Beginning of Year                        1,096,456    913,284
Cash and Cash Equivalents Balance at
   End of Period                              608,891    752,618


                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT

1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of August 31, 1997 and May 31, 1997 and the results of operations for the three months ended August 31, 1997 and August 31, 1996 and changes in financial position for the three months then ended.

2. There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. For the three month period ended August 31, 1997, the profit was divided by 2,749,667 to calculate the earnings per share. For the three month period ended August 31, 1996, the profit was divided by 2,687,424 to calculate the earnings per share.

4.  The results of operations for the three month period ended
    August 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                Comparisons of three months ended
                                August 31, 1997 - August 31, 1996
                                       Increase  (decrease)

Net Sales                                   $  414,493

Cost of Sales                                  351,346

Selling, General and
  Administrative Expenses                       25,336

Other Expenses                                   - 0 -

Other Income                                   (11,015)

Interest Expense                                (4,811)

Net Profit Before Tax and
  Minority Shareholders' Interest               31,607

Provision for Income Tax                        15,025

Net Profit Before Equity in
  Earnings of Affiliates                        16,582

Equity in Earnings of Affiliates                 2,435
Minority Stockholders' Interest                   (756)
Net Income                                  $   19,773


                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)

The Company posted record first quarter revenues of $2,497,912 in the three months ending 8/31/97 (QI98). This figure, along with a reduced Selling, General and Administrative (SGA) expense percentage, helped produce a 28% increase in net income. A substantial influx of orders for seismic damping products, both foreign and domestic, has taken the backlog to approximately $10,000,000.

Shipments for QI98 were $2,497,912, a 19.8% increase over the figure of $2,083,419 for FY98. The QI98 figure included significant progress billings against large seismic projects due for completion prior to the end of the fiscal year. QI98 shipments produced a gross margin of $731,323 and 30.1% compared to $688,176 and 33.0% in QI97. Although some of the gross margin percentage difference is attributable to shifts in the standard product mix, most is attributable to the conservative estimated gross margins taken by the Company on progress billings.

SGA expenses were $579,362 and 23.2% of net sales in QI98 versus $554,026 and 26.6% in QI97. This improvement stems primarily from reduced consulting expenses related to the Company's Management Information System (MIS), reduced royalty expenses as a function of the product mix, and lowered internal and external commission expenses.

Operating Income for QI98 was $171,961, 6.9% of net sales, compared to the QI97 figure of $134,150 or 6.4% of net sales. This improvement, in dollars and percent is attributable to the improved sales volume and lowered percentage of SGA expenses.

Net Other expenses increased slightly, the result of improved interest expense and lowered miscellaneous income as the bad debt recovery of QI97 was not repeated in QI98. Net Income before taxes was $142,519 or 5.7% of net sales in QI98, compared to $110,912 and 5.3% in QI97. Equity earnings and Minority Shareholder expense remained stable from year to year, resulting in QI98 Net Income of $90,392 which is 3.6% of net sales, and $.033 earnings per share. In QI97, these figures were $70,619 or 3.4%, and $.0263 earnings per share.

As projected in the 10-KSB at 5/31/97, the Company's cash balance has declined as progress is made on fulfilling a large seismic


                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)

order. Payment for the project is due in the third quarter of FY98 and should restore the cash balance to the levels experienced over the past two fiscal years. This same project has elevated the Trade Accounts Receivable figure to a level somewhat higher than generally experienced, but this figure, too, should return to more normal levels late in the third quarter of FY98. All other areas of the balance sheet remained at normal levels at 8/31/97.

The ensuing months of FY98 will see the Company undertaking its second large facilities expansion in three years. A stand-alone building of approximately 8,500 square feet will be erected adjacent to the Company's main manufacturing plant. This new facility will be primarily dedicated to the assembling and testing of large units manufactured for seismic protection orders. The cost of the new facility is expected to approach $500,000 which the Company plans to fund conventionally. This facility is being built in response to the delivery and testing requirements that the Company's sales force is observing in the seismic protection market.

At this point in FY98, Company Management anticipates FY98 results will approach, and likely exceed, the FY97 Company record figures in Net Sales and Operating Income. Net Income and earnings per share should, likewise, approach or exceed the FY97 figures but may not, due to a full tax burden, exceed the Company record figures established in (tax-sheltered) FY96.


                          FORM 10-QSB
                      TAYLOR DEVICES, INC.


PART II - OTHER INFORMATION

     ITEM 1   Legal Proceedings

          The Company is not currently engaged in any litigation.


     ITEM 2   Changes in Securities - None


     ITEM 3   Defaults Upon Senior Securities - None


     ITEM 4   Submission of Matters to Vote of Securities Holders
-
              None


     ITEM 5   Other Information

          In the period 6/1/97 to 8/31/97, the Company's reported total of outstanding shares increased by 8,222 as itemized below:

               1.   Employee Stock Ownership Plan      4,547
               2.   Director Stock Option Plan         3,675
                                                       8,222


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