Form 10QSB
period 1997-11-30
TAYLOR DEVICES INC
filed 1998-01-14
CIK 96536

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended November 30, 1997

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

Yes  X   No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.



          CLASS                  Outstanding at November 30, 1997
     Common Stock                            2,754,700
(2-1/2 cents par value)


                           FORM 10-QSB
                   TAYLOR DEVICES, INC. - INDEX


PART I - FINANCIAL INFORMATION                           PAGE NO.

     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets            3
               November 30, 1997, and May 31, 1997

               Consolidated Condensed Statements of Income      4
               for six months ended November 30, 1997 and November 30, 1996, and three months ended
               November 30, 1997 and November 30, 1996

               Consolidated Condensed Statement of              5
               Cash Flows - six months ended November 30,
               1997 and November 30, 1996

               Notes to Consolidated Condensed Financial        6
               Statements

     Item 2.   Management's Discussion and Analysis of the      7
               Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               10

     Item 2.   Changes in Securities                           10

     Item 3.   Defaults upon Senior Securities                 10

     Item 4.   Submission of Matters to Vote of Security
               Holders                                         10

     Item 5.   Other Information                               10

     Item 6.   Exhibits and Report on Form 8-K                 10


SIGNATURES                                                     11

 FORM 10-QSB TAYLOR DEVICES, INC. - CONSOLIDATED BALANCE SHEET

     ASSETS                              11/30/97       5/31/97
Current
  Cash                                    $  502,623     $1,096,456
  Funds Held By Trustee                        - 0 -        108,041
  Trade Accounts Receivable                2,255,599      1,423,829
  Inventories                              2,255,631      2,412,265
  Prepaid and Refundable Income Taxes        (77,481)        57,630
  Prepaid Expenses                           128,706        130,258
      Total Current Assets                $5,065,078     $5,228,479
Investments - Affiliate, at equity           205,302        194,922
Property and Equipment - Net               2,848,661      2,564,613
Other Assets
  Other                                      415,640        353,070
     Total Other Assets                   $  415,640     $  353,070

TOTAL ASSETS                              $8,534,681     $8,341,084

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Current Portion of Long Term Debt       $  642,886    $  352,685
  Payables -   Trade                       1,175,814       989,077
          Affiliate-Current                   79,782        69,487
          Construction-in-Progress             - 0 -         - 0 -
  Accrued Income Tax                         (50,380)       99,462
  Accrued Expenses                           271,060       449,329
  Advanced Payments - Customers              349,405       419,901
     Total Current Liabilities            $2,468,567    $2,379,941

Non Current
  Long Term Debt                          $1,301,025    $1,457,714
  Deferred Income Tax                          - 0 -         - 0 -
     Total Non Current Liabilities        $1,301,025    $1,457,714

Minority Stockholders' Interest           $  255,585    $  245,001

     STOCKHOLDERS' EQUITY
  Common Stock, par value $.025 a

  share, authorized 8,000,000 shares      $   68,868    $   68,536
  Paid - In Capital                        2,516,000     2,468,888
  Retained Earnings                        2,007,789     1,801,096
Less: Cost of Treasury Stock:
   28,432 & 28,442 shares respectively        83,153        80,092
TOTAL STOCKHOLDERS' EQUITY                $4,509,504    $4,258,428
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                    $8,534,681    $8,341,084


                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
            CONSOLIDATED CONDENSED STATEMENT OF INCOME

                              SIX MONTHS          THREE MONTHS
                           ENDED NOVEMBER 30    ENDED NOVEMBER 30

                          1997       1996      1997       1996

NET SALES            $5,173,477 $4,609,602 $2,675,565 $2,526,183

COST OF PRODUCT SOLD  3,560,205  3,031,474  1,813,616  1,636,231
  Gross Profit        1,613,272  1,578,128    861,949    889,952


EXPENSES
Selling and
 Administrative       1,237,066  1,276,956    657,704  722,930

Profit (loss) from
 Operations             376,206    301,172    204,245  167,022


OTHER INCOME/(EXPENSE)
  Rental - Affiliates     5,000      5,000      2,500    2,500
  Miscellaneous           3,607     17,759      2,240    5,377
  Interest              (67,216)   (72,575)   (33,907) (34,455)
NET OTHER               (58,609)   (49,816)   (29,167) (26,578)

NET INCOME BEFORE
PROVISION FOR TAXES     317,597    251,356    175,078  140,444
  Provision for Income
   Taxes                110,700     79,000     56,275   39,600

INCOME BEFORE EQUITY IN
EARNINGS OF AFFILIATES  206,897    172,356    118,803  100,844

EQUITY IN EARNINGS OF
AFFILIATES               10,380     10,155      2,790    5,000

NET INCOME BEFORE MINORITY
STOCKHOLDERS' INTEREST  217,277    182,511    121,593   105,844
  Minority Stockholders'
   Interest              10,584     10,416      5,292     4,368

NET INCOME             $206,693   $172,095   $116,301  $101,476

Earnings Per Share     $    .07    $    .06   $    .04 $    .03


                               FORM 10-QSB
                          TAYLOR DEVICES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       SIX MONTHS ENDED NOVEMBER 30
                                            1998      1997
Cash Flows From Operating Activities
 Net income                               $206,693   $172,095
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization           130,560    112,292
   Equity in net income of affiliate       (25,200)   (10,155)
   Increase in cash value - life insurance    -0-        -0-
   Deferred income taxes                      -0-        -0-
   Tax benefit - stock option plan            -0-        -0-
   Minority stockholder's interest          10,584     10,416
   Common stock issued, charged to
    compensation expense, net                 -0-        -0-
   Interest income - funds held by trustee    -0-        -0-
   Changes in:
    Receivables                           (920,348)   142,986
    Inventories                            219,759    128,055
    Prepaid expenses                       136,663     58,596
    Payables - trade                       124,386     10,896
    Payables - affiliates                   10,295    (11,191)
    Advance payments, customers             70,496     99,213
    Accrued income taxes                  (149,842)   (38,469)
    Accrued expenses                      (178,269)  (186,592)
     Net cash provided by operating
      activities                          (364,223)   488,142
Cash Flows From Investing Activities
 Acquisition of property and equipment    (409,607)  (113,668)
 Proceeds from sale of tax free money fund
  held by trustee                             -0-        -0-
 Cash received from trustee                   -0-        -0-
 Cash remitted to trustee                  (66,250)   (65,000)
     Net cash used for investing
      activities                          (475,857)  (178,668)
Cash Flows From Financing Activities
 Financing costs paid                         -0-        -0-
 Borrowings - bank demand notes            300,000       -0-
 Repayments - bank demand notes               -0-        -0-
            - long-term debt              (101,197)  (116,141)
 Proceeds from issuance of common stock
  - employee stock purchase plan            10,796     37,311
  - exercise of stock options               36,648     44,384
     Net cash used for financing
      activities                           246,247    (34,446)
     Net increase/(decrease) in cash and
      cash equivalents                    (593,833)   275,028
Cash and Cash Equivalents Balance at
 Beginning of Year                       1,096,456    913,284
Cash and Cash Equivalents Balance at
 End of Period                             502,623  1,188,312


                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT

1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of November 30, 1997 and May 31, 1997 and the results of operations for the three months and six months ended November 30, 1997 and November 30, 1996 and changes in financial position for the six months then ended.

2. There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. For the six month period ended November 30, 1997, the profit was divided by 2,754,700 to calculate the earnings per share. For the six month period ended November 30, 1996, the profit was divided by 2,691,521 to calculate the earnings per share.

4.   The results of operations for the six month period ended
     November 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:
                              Comparisons of six months ended
                            November 30, 1997 - November 30, 1996
                                      Increase  (decrease)

Net Sales                                  $ 563,875

Cost of Sales                                528,731

Selling, General and
 Administrative Expenses                     (39,890)

Other Expenses                                 - 0 -

Other Income                                 (14,152)

Interest Expense                              (5,359)

Net Profit Before Tax and
 Minority Shareholders' Interest              66,241

Provision for Income Tax                      31,700

Net Profit Before Equity in
 Earnings of Affiliates                       34,541

Equity in Earnings of Affiliates                 225

Minority Stockholders' Interest                  168

Net Income                                    34,598


                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)

     For the six month period ending November 30, 1997, the Company posted a record-high Net Sales figure of $5,173,477. Profits increased proportionately over the previous period, with reduced
Selling, General and Administrative (SGA) expenses making a significant contribution.

SIX MONTH PERIOD

     For the six months ending 11/30/97 (98YTD), Net Sales were $5,173,477, a new six month high for the Company and approximately 12% higher than the same period in Fiscal Year 1997 (97YTD). Gross Margin was $1,613,272 and 31.2% of sales, compared to $3,031,474 and 34.2% in 97YTD. Management believes this change in gross margin percentage is largely attributable to the high proportion of progress billings in the product mix, on which the Company estimates a relatively conservative gross margin. Another significant factor is plant efficiency at higher sales volume levels. Management has addressed this by means of an 8,500 square foot addition which will be primarily dedicated to the assembly and testing of large seismic dampers.

     Selling, General and Administrative expenses for 98YTD were $1,237,066 and 23.9% of sales compared to $1,276,956 and 27.7% for
97YTD. This improvement in dollars and percentage is due primarily to reduced usage of outside services for EDP consulting and lowered sales commission and royalty expenses generated by shifts in the product mix. Operating Income for 98YTD was $317,597 and 6.1% of sales compared to $251,356 and 5.4% of sales for 97YTD.

     There were no significant changes in the tax rate, Earnings from Affiliates or Minority Shareholders' Interest between the two periods. Net Income for 98YTD was $206,693 and 4.0% of Net Sales compared to $172,095 and 3.7% for 97YTD. Earnings Per Share were $.075 for 98YTD versus $.064 for 97TYD.

SECOND QUARTER

     For the three months ending 11/30/97(Q298), Net Sales were $2,675,565 compared to $2,526,183 for Q297, an improvement of approximately 6%. The Gross Margin in Q298 was $861,949 and 32.2% of Net Sales compared to $889,952 and 35.2% in Q297. The change in the Gross Margin percentage was due largely to the factors


                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)


discussed in the previous section. SGA expenses were $657,704 or 24.6% of Net Sales in Q298 compared to $722,930 and 28.6% in Q297. The factors contributing to the improved SGA figures are, likewise, discussed in the section above.

     There were no significant changes in the tax rate, Earnings from Affiliates or Minority Shareholders' Interest between the two periods. Net Income for Q298 was $116,301 and 4.3% of Net Sales compared to $101,476 and 4.0% for Q297. Earnings Per Share were $.042 for Q298 versus $.038 for Q297.

     The Company's Balance Sheet is reflecting the two most significant events of the Fiscal Year to date. These are the plant expansion referenced earlier and the Los Angeles City Hall order, taken without progress payments. The bulk of the expenses for this order have been incurred with shipments scheduled through the month of February 1998 and payment due shortly thereafter.

     The Company's backlog, $9,098,000 remains strong as does the potential market for sizeable seismic and defense orders. The timing of the placement of actual orders continues to remain a significant unknown factor over which the Company has minimal control.

     At the halfway point of Fiscal Year 1998, Management continues to anticipate the sales and profits for the full Fiscal Year will be similar to and possibly improved over those reported for Fiscal Year 1997. The timing of the receipt of certain significant orders and the delivery schedule for those orders may have an impact on the Company's performance in the short term.


                          FORM 10-QSB
                      TAYLOR DEVICES, INC.

PART II - OTHER INFORMATION

     ITEM 1   Legal Proceedings

          The Company is not currently engaged in any litigation.

     ITEM 2   Changes in Securities - None

     ITEM 3   Defaults Upon Senior Securities - None

     ITEM 4   Submission of Matters to Vote of Securities Holders

     1.   At the Annual Meeting of Shareholders on October 30,
          1997, Management's proposed slate of Directors was approved by the following vote totals:

                                         Votes         Votes
                                        Withheld        For

               Douglas P. Taylor         16,466      2,395,077
               Richard G. Hill           18,176      2,395,905
               Joseph P. Gastel          28,630      2,382,913
               Donald B. Hofmar          26,066      2,384,857
               Randall L. Clark          18,232      2,392,691

     ITEM 5   Other Information

     In the period of 6/1/97 to 11//30/97, the Company's reported total of outstanding shares increased by 13,255, as itemized below:

     1.   Employee Stock Ownership Plan      9,580
     2.   Director Stock Option Plan         3,675
                                            13,255


     ITEM 6   Exhibits and Reports of Form 8-K - None


                          FORM 10-QSB
                      TAYLOR DEVICES, INC.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TAYLOR DEVICES, INC.
(Registrant)


By   /s/Douglas P. Taylor                   Date  January 12, 1998

     Douglas P. Taylor
     Chairman of the Board of Directors
     President
     (Principal Executive Officer)

          AND

By   /s/Kenneth G. Bernstein                Date  January 12, 1998

     Kenneth G. Bernstein
     Chief Accounting Officer
     Treasurer