Form 10QSB
period 1998-02-28
TAYLOR DEVICES INC
filed 1998-04-14
CIK 96536

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended February 28, 1998

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

Yes  X   No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

          CLASS                 Outstanding at February 28, 1998
      Common Stock                          2,760,180
 (2-1/2 cents par value)

                           FORM 10-QSB
                   TAYLOR DEVICES, INC. - INDEX


PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements                             3

               Consolidated Condensed Balance Sheets
               February 28, 1998, and May 31, 1997.

               Consolidated Condensed Statements of Income      4
               for nine months ended February 28, 1998 and February 28, 1997, and three months ended
               February 28, 1998 and February 28, 1997.

               Consolidated Condensed Statement of              5
               Cash Flows - nine months ended
               February 28, 1998 and February 28, 1997.

               Notes to Consolidated Condensed Financial        6
               Statements.


     Item 2.   Management's Discussion and Analysis of the      7
               Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               10

     Item 2.   Changes in Securities                           10

     Item 3.   Defaults upon Senior Securities                 10

     Item 4.   Submission of Matters to Vote of Security       10
               Holders

     Item 5.   Other Information                               10

     Item 6.   Exhibits and Report on Form 8-K                 10


SIGNATURES


 FORM 10-QSB TAYLOR DEVICES, INC. - CONSOLIDATED BALANCE SHEET

     ASSETS                              2/28/98        5/31/97
Current
  Cash                                 $1,210,011     $1,096,456
  Funds Held By Trustee                     - 0 -        108,041
  Trade Accounts Receivable             2,220,245      1,423,829
  Inventories                           2,443,743      2,412,265
  Prepaid and Refundable Income Taxes     (77,481)        57,630
  Prepaid Expenses                        128,214        130,258
     Total Current Assets              $5,924,732     $5,228,479
Investments - Affiliate, at equity        210,567        194,922
Property and Equipment - Net            2,997,260      2,564,613
Other Assets
  Other                                   344,086        353,070
     Total Other Assets                $  344,086     $  353,070
TOTAL ASSETS                           $9,476,645     $8,341,084

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Current Portion of Long Term Debt    $  661,846     $  352,685
  Payables -   Trade                      817,873        989,077
          Affiliate-Current               110,964         69,487
          Construction-in-Progress          - 0 -          - 0 -
  Accrued Income Tax                      (78,463)        99,462
  Accrued Expenses                        205,700        449,329
  Advanced Payments - Customers           741,128        419,901
     Total Current Liabilities         $2,459,048     $2,379,941
Non Current
  Long Term Debt                       $2,064,973     $1,457,714
  Deferred Income Tax                       - 0 -          - 0 -
    Total Non Current Liabilities      $2,064,973     $1,457,714

Minority Stockholders' Interest        $  262,111     $  245,001

     STOCKHOLDERS' EQUITY
  Common Stock, par value $.025 a
  share, authorized 8,000,000 shares   $   69,005     $   68,536
  Paid - In Capital                     2,540,523      2,468,888
  Retained Earnings                     2,164,138      1,801,096
Less: Cost of Treasury Stock:
  28,432 shares & 27,859 respectively      83,153         80,092
TOTAL STOCKHOLDERS' EQUITY             $4,690,513     $4,258,428
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                 $9,476,645     $8,341,084


                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
            CONSOLIDATED CONDENSED STATEMENT OF INCOME


                            NINE MONTHS         THREE MONTHS
                         ENDED FEBRUARY 28    ENDED FEBRUARY 28

                         1998       1997       1998       1997

NET SALES           $7,437,578 $7,341,336  $2,264,101 $2,731,734

COST OF PRODUCT SOLD 4,942,775  4,729,463   1,382,570  1,697,989
  Gross Profit       2,494,803  2,611,873     881,531  1,033,745

EXPENSES
Selling and
 Administrative      1,874,419  2,029,006     637,353    752,050

Profit(loss)from
 Operations            620,384    582,867     244,178    281,695

OTHER INCOME/(EXPENSE)
  Rental - Affiliates    7,500      7,500       2,500      2,500
  Miscellaneous          5,091     23,104       1,484      5,345
  Interest            (107,883)  (106,861)    (40,667)   (34,286)
NET OTHER              (95,292)   (76,257)    (36,683)   (26,441)

NET INCOME BEFORE
PROVISION FOR TAXES    525,092    506,610     207,495    255,254
  Provision for Income
   Taxes               160,585    150,000      49,885     71,000

INCOME BEFORE EQUITY IN
EARNINGS OF AFFILIATES 364,507    356,610     157,610    184,254

EQUITY IN EARNINGS OF
AFFILIATES              15,645     15,002       5,265      4,847

NET INCOME BEFORE MINORITY
STOCKHOLDERS' INTEREST 380,152    371,612     162,875    189,101
  Minority Stockholders'
    Interest            17,110     16,044       6,526      5,628

NET INCOME           $ 363,042  $ 355,568   $ 156,349  $ 183,473
Earnings Per Share   $    .131  $    .131   $    .056  $    .068


                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      NINE MONTHS ENDED FEBRUARY 28
                                               1998       1997
Cash Flows From Operating Activities
 Net income                                  $363,042   $355,568
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization              205,840     89,259
   Equity in net income of affiliate          (15,645)   (15,002)
   Increase in cash value - life insurance       -0-        -0-
   Deferred income taxes                         -0-        -0-
   Tax benefit - stock option plan               -0-        -0-
   Minority stockholder's interest             17,110     16,024
   Common stock issued, charged to
    compensation expense, net                    -0-        -0-
   Interest income - funds held by trustee       -0-        -0-
   Changes in:
    Receivables                               (796,416)  (302,767)
    Inventories                                (31,478)   100,746
    Prepaid expenses                             2,044     43,979
    Payables - trade                          (171,204)   (70,287)
    Payables - affiliates                       41,477     37,729
    Advance payments, customers                321,227   (112,110)
    Accrued income taxes                       (33,470)   (94,271)
    Accrued expenses                          (243,629)    70,506
     Net cash provided by operating
      activities                              (341,102)   119,374
Cash Flows From Investing Activities
 Acquisition of property and equipment        (638,487)  (228,819)
 Proceeds from sale of tax free money fund
  held by trustee                                -0-        -0-
 Cash received from trustee                      -0-        -0-
 Cash remitted to trustee                     108,041    106,639
     Net cash used for investing
      activities                             (530,446)  (122,180)
Cash Flows From Financing Activities
 Financing costs paid                            -0-        -0-
 Borrowings - bank demand notes               520,000       -0-
 Repayments - bank demand notes              (160,000)      -0-
            - long-term debt                  556,060   (180,161)
 Proceeds from issuance of common stock
  - employee stock purchase plan               47,856     66,648
  - exercise of stock options                  21,187     14,066
     Net cash used for financing
      activities                              985,103    (99,447)
     Net increase/(decrease) in cash and
      cash equivalents                        113,555   (102,253)
Cash and Cash Equivalents Balance at
  Beginning of Year                         1,096,456    913,284
Cash & Cash Equivalents Balance at
  End of Period                             1,210,011    811,031


                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of February 28, 1998 and May 31, 1997 and the results of operations for the three months and nine months ended February 28, 1998 and February 28, 1997 and changes in financial position for the nine months then ended.

2. There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. To calculate the earnings per share for the nine month period ended February 28, 1998, the profit was divided by 2,760,180 less Treasury Shares of 28,432. For the nine month period ended February 28, 1997, the profit was divided by 2,705,643 less the Treasury Shares of 26,733 to calculate the earnings per share.

4.   The results of operations for the nine month period ended
     February 28, 1998 are not necessarily indicative of the results to be expected for the full year.


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

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this report, which are not historical facts, are forward-looking statements. As such, these statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, pricing pressures, the need for the Company to keep pace with customer needs and technological developments, and other risks.

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:
                               Comparisons of nine months ended
                            February 28, 1998 - February 28, 1997
                                       Increase  (decrease)

Net Sales                                   $   96,242

Cost of Sales                                  213,312

Selling, General and                          (154,587)
 Administrative Expenses
Other Expenses                                   - 0 -

Other Income                                   (18,013)

Interest Expense                                 1,022

Net Profit Before Tax and                       18,482
 Minority Shareholders' Interest
Provision for Income Tax                        10,585

Net Profit Before Equity in                      7,897
 Earnings of Affiliates
Equity in Earnings of Affiliates                   643

Minority Stockholders' Interest                  1,066

Net Income                                       7,474


                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)


     Shipments for the nine months year-to-date at February 28, 1998 reached a record level. Year-to-date profits exceeded those of the prior year as substantial savings from the administrative functions offset somewhat lower gross margin results. For the three months ending February 28, 1998, improved gross margin and administrative performance helped offset a reduced sales figure.


RESULTS FOR THE NINE MONTHS YEAR-TO-DATE

     For the nine month period ending February 28, 1998 (98YTD), Net Sales increased to $7,437,578 from the $7,341,336 reported for the nine months ending February 28, 1997 (97YTD). The Gross Margin on these shipments were $2,494,803 or 33.5% of net sales compared to $2,611,873 or 35.5% for the 97YTD. Through the first nine months of FY98, the product mix continues to impact the gross margin percentage as does the impact of the construction of the new test facility. This is addressed in more detail in the paragraph below. Selling, General and Administrative (SGA) expense totaled $1,874,419 or 25.2% in 98YTD, down from $2,029,006 or 27.6% in
97YTD. This improvement is attributable to significantly reduced costs for corporate insurance, EDP consulting fees and external commission expenses. All other Income Statement line items displayed remained stable from year to year, resulting in a Net Income of $363,042 and an earnings per share of $.131 for 98YTD, versus $355,568 and $.131 in 97YTD.


RESULTS FOR THE THIRD QUARTER

     For the third quarter of Fiscal Year (Q398) shipments totaled $2,264,101, compared to $2,731,734 for the third quarter of Fiscal Year 1997 (Q397). This change is primarily attributable to two factors; a shift in the production schedule for a large seismic project and a delay in the construction of the new 9,000 square foot test facility, which has delayed some shipments and impacted overheads. Gross Margin on shipments in Q398 was $881,531 or 38.9% of net sales, compared to $1,033,745 or 37.8% for Q397 as both quarters experienced a good product mix. SGA expense was $637,353 or 28.2% for Q398, compared to $752,050 or 27.5% for Q397.
Interest expense increased in Q398 to $40,667 from $34,286 in Q397 as financing costs for the new test facility and a large seismic project made an impact. Net Income for Q398 before Provision for


                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)


Taxes was $207,495, compared to $255,254 in Q397, due almost entirely to the sales volume. The adjustments for Equity in the Earnings of Affiliates and for Minority Shareholders' Interest were similar from year to year resulting in a Net Income of $156,349 for Q398 and an earnings per share of $.056 compared to $183,473 or $.068 for Q397.

     In the nine months year-to-date of FY98, the Company has taken some significant steps to improve its productivity and market position. Two tangible examples are the recently completed test facility and the currently in-process horizontal test fixture. These two items have required a noticeable input of capital - both outside funding and internal labor - but are thought to be essential to the consolidation of the Company's position in the seismic protection market.

     At the time of this report, two other items are having an impact on the Company's cash flow. The progress payments re-started on the previously announced off-shore project are helping produce a favorable reported cash balance and the Company has received approximately 70% of the total payments due from the Los Angeles City Hall project.

     As reported previously, the Company's third quarter shipments and earnings were impacted by an unanticipated (and prolonged) delay in the release to the production of a large seismic order. At this time it appears this delay, more than any other single factor, will result in holding FY98 shipments to a level essentially equal to the FY97 figure of approximately $10 million. Net Income, benefitting from improved SGA performance, is also anticipated to be close to the FY98 figure.


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

     ITEM 2    Changes in Securities
               -  None

     ITEM 3    Defaults Upon Senior Securities
               -  None

     ITEM 4    Submission of Matters to Vote of Securities
        Holders
               -  None

     ITEM 5    Other Information
               -  In the period of 6/1/97 to 2/28/98, the
               Company's reported total of outstanding shares increased by 18,735, as itemized below:

               1.  Employee Stock Ownership Plan     15,060
               2.  Director Stock Option Plan         3,675
                                                     18,735

     ITEM 6    Exhibits and Reports of Form 8-K
               -  Documents filed as part of this report:

               1. Written Consent to Action in Lieu of Meeting,
                  dated August 22, 1996, amending the Company's By-laws to delete in its entirety the second sentence of Article V Section 1; and to add an additional subsection to Article V.


               2. Extract of Minutes to Meeting of the Board of
                  Directors of the Company, held January 28,
                  1998 amending the By-laws to add Sections
                  11 through 13 of Article 1; and to reaffirm its existing proxy review guidelines ("Proxy Review Guidelines.")


                          FORM 10-QSB
                      TAYLOR DEVICES, INC.

               3. Proxy Review Guidelines, reaffirmed by action
                  of the Board of Directors, January 28, 1998.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By   /s/ Douglas P. Taylor                        Date:  4/10/98
     Douglas P. Taylor
     Chairman of the Board of Directors
     President
     (Principal Executive Officer)

          AND

By   /s/ Kenneth G. Bernstein                     Date:  4/10/98
     Kenneth G. Bernstein
     Chief Accounting Officer
     Treasurer