Form 10KSB
period 1998-05-31
TAYLOR DEVICES INC
filed 1998-08-28
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                         F O R M 10-KSB
         Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934


For the fiscal year                 Commission file number 0-3498
ended May 31, 1998
(as specified in its charter)


                      TAYLOR DEVICES, INC.
(Exact name of small business issuer as specified in its charter)


New York                                            16-0797789
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)


90 Taylor Drive, P.O. Box 748, North Tonawanda, New York 14120-0748
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

                 Yes   X                      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1O-KSB or any amendment to Form 10-KSB [ X ]

Issuer's revenues for its most recent fiscal year are $10,234,022.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange
Act) of the issuer, computed by reference to the average of the bid and asked price on August 25, 1998 was $4,677,226. In addition to shares excluded by affiliates, this calculation also excludes shares of the issuer's common stock that are held by Schedule 13D filers.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

          Class                    Outstanding at August 25, 1998
Common Stock, $.025 par value                  2,771,925

                      TAYLOR DEVICES, INC.

              DOCUMENTS INCORPORATED BY REFERENCE

Documents                               Form 10-KSB Reference

Form 10-KSB                             Part I, Items 1-4
                                        Part II, Items 5-8 and
                                        Part III, Item 13

Proxy Statement                         Part III, Items 9-12

FORM 10-KSB INDEX

                                                       PAGE

PART  I                                                   4

     ITEM 1.   DESCRIPTION OF BUSINESS                    4
     ITEM 2.   DESCRIPTION OF PROPERTY                    7
     ITEM 3.   LEGAL PROCEEDINGS                         12
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                          12

PART II                                                  12

     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                       12
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
               PLAN OF OPERATION                         13
     ITEM 7.   FINANCIAL STATEMENTS                      15
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE                                16

PART III                                                 16

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH
               SECTION 16(a)OF THE EXCHANGE ACT          16
     ITEM 10.  EXECUTIVE COMPENSATION                    16
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                     16
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS                              16
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K          16

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     The Company was incorporated in the State of New York on July 22, 1955 and is engaged in the design, development, manufacture and marketing of shock absorption, rate control, and energy storage devices for use in various types of machinery, equipment and structures. In addition to manufacturing and selling existing product lines, the Company continues to develop new and advanced technology products. The Company continues to achieve excellent growth in the rapidly developing seismic protection field and in the isolation of wind-induced vibrations.

Principal Products

     The Company has six major product lines; namely, (1) Seismic Dampers, (2) Fluidicshoks, (3) Crane and Industrial Buffers, (4) Self-Adjusting Shock Absorbers, (5) Liquid Die Springs, and (6) Vibration Dampers. The following is a summary of the capabilities and applications for these product lines:

     Seismic Dampers are designed to ameliorate the effects of earthquake tremors on structures, and represent a substantial part of the business of the Company. Fluidicshoks are small, extremely compact shock absorbers with up to 19,200 inch-pound capacities, which are produced in 15 standard sizes for primary use in the defense, aerospace and commercial industry. Crane and industrial buffers are larger versions of the Fluidicshoks with up to 60,000,000 inch-pound capacities, produced in more than 60 standard sizes for industrial application on cranes, ships, container ships, railroad cars, truck docks, ladle and ingot cars, ore trolleys and car stops. Self-adjusting shock absorbers, which include versions of Fluidicshoks and crane and industrial buffers, automatically adjust to different impact conditions, and are designed for high cycle application primarily in heavy industry. Liquid die springs are used as component parts of machinery and equipment used in the manufacture of tools and dies. Vibration dampers are used primarily by the aerospace and defense industries to control the response of electronics and optical systems subjected to air, ship, or spacecraft vibration.

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

Patents, Trademarks and Licenses

     Under a License Agreement ("License Agreement") dated November 1, 1959, between the Company and Tayco Developments, Inc. ("Developments"), the Company was granted preferential rights to market, in the United States and Canada, all existing and future inventions and patents developed by Developments. The term of this License Agreement is the life of the last-to-expire patent on which the Company is paying royalties, which is the year 2014. During the life of the patent, the Company pays Developments a 5% royalty on sales of items sold and shipped. During FY98, the Company incurred royalties to Developments of $138,368. Payments are required to be made quarterly without interest; payments are current.

     The License Agreement also provides for Developments to pay the Company 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement, as well as on apparatus and equipment subject to the License Agreement but modified by the Company, with rights to such modification having been assigned to Developments. No royalties were received in FY98; royalties, if any, are paid quarterly.

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

Terms of Sale

     The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales. No extended payment terms are offered. During FY98, delivery time after receipt of orders averaged 12 to 14 weeks for the Company's standard products. Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects utilizing custom designed components of the Company.

Dependence Upon Customers\Government Contracts

     In FY98, shipments to one aerospace/defense customer totaled $1,268,078, approximately 12.5% of revenues. This figure represented the value of several different products shipped to several of the customer's locations. For FY99, the Company anticipates that the value of shipments for FY98 will be approximated by additional shipments to this same customer.

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

Research and Development

     The Company does not normally engage in any major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the government. See Item 01. Business, "Patents, Trademarks and Licenses". The Company, however, engages in research testing of its products. For the fiscal years ended May 31, 1998 and May 31, 1997, the Company expended $139,805 and $128,525 respectively, on manufacturing research through its affiliate, Developments. The Company spent $165,590 and $186,283 on research and development in FY98 and FY97, respectively. For FY98 and FY97, defense sponsored research and development totaled $55,257 and $45,340, respectively.

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

Employees

     Exclusive of Company sales representatives and distributors, as of May 31, 1998, the Company had 79 full time and 3 part time employees, not including 3 executive officers. The Company has good relations with its employees.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's production facilities are comprised of four interconnected buildings and one adjacent building located on approximately six acres on Tonawanda Island, New York. Production facilities consist of a small parts plant (approximately 4400 square feet), large parts plant (approximately 10,000 square feet), including a facility of approximately 7,000 square feet constructed in 1995 (see below), a testing facility, storage area, pumping area and the Company's general offices. The adjacent building is an 8,500 square foot seismic assembly test facility constructed in 1998. Total square footage of these facilities is more than 33,000 square feet. The Company has two separate remote testing facilities used for shock testing. One facility is 800 square feet and a newer state-of-the-art test facility is of 1,225 square feet. The small parts plant consists of a complete small machine shop and tool room and produces all of the Company's product items which are less than two inches in diameter. The large parts plant consists of a complete large machine shop and tool room. Both plants contain custom built machinery for boring, deep hole drilling and turning of parts.

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

     Rental payments, equivalent to payments of principal and interest due, are made quarterly by the Company over the term of the Lease, and are sufficient to amortize the $1,250,000 tax-exempt industrial development revenue Series A Bonds (the "Bond") issued by the NCIDA. The payments reimburse Marine Midland Bank ("Marine"), as issuer of the five (5) year direct-pay irrevocable letter of credit, which is drawn upon by Bankers Trust Company, as Trustee, for the benefit of the bondholders. The Bond bears interest at the Marine Midland Adjustable Rate Service ("MMARS") rate, plus an incremental amount designated by Marine Midland Securities, Inc. (the "Remarketing Agent"). The MMARS rate reflects the current bid-side yield of the highest rate short-term, federally tax exempt obligations currently being traded, announced weekly by the Remarketing Agent, not to exceed 15% per annum, and is the minimum rate of interest necessary to enable the Remarketing Agent to remarket the Bond at par. Annual principal payments by the Company in June of each year range from $25,000 to $150,000, including a final principal payment of $45,000 upon maturity on June 1, 2009. The Bond may be redeemed in whole, or in part, on any quarterly interest payment date, without penalty or premium. The principal amount outstanding on the Bond as of May 31, 1998 is $910,000. All payments are current.

     Rental payments are secured by the liens of the Master Indenture between the NCIDA and the Trustee, the Series Supplemental Indenture between the NCIDA and the Trustee, and the Series Mortgage from the NCIDA, the Company, and Tayco Realty Corporation ("Tayco Realty") to Marine, as well as by other collateral security arrangements. When the Bond matures on June 1, 2009, the Company must purchase the Facility from the NCIDA for $1.00.

     A renewal note dated June 1, 1998 due June 1, 2008 in the face amount of $174,778 is held by Marine Midland Bank, N.A., Buffalo,
New York, on property located at 90 Taylor Drive, North Tonawanda,

New York 14120, with an interest rate equal to the bank's prime interest rate plus 1%. A monthly payment of $1,444 plus interest is due on the first of each month. The principal balance at May
31, 1998 is $174,778.  All payments are current.

     A mortgage note dated January 1998 due January 1, 2013 in the face amount of $400,000 is also held by Marine Midland Bank, N.A., Buffalo, New York, on property located at 90 Taylor Drive, North Tonawanda, New York 14120 with an interest rate equal to the bank's private interest rate plus 1%. A monthly payment of $2,222.22 is due on the first of each month. The principal balance at May 31, 1998 is $393,333. All payments are current.

     Except for the premises leased from the NCIDA, the Company leases portions of both the building and the property on which it is located from Tayco Realty, an affiliate. Pursuant to the Lease Agreement between the Company and Tayco Realty, rental payments from June 1, 1997 to May 31, 1998 totaled $164,827 with standard terms and conditions, renewed on November 1, 1995 for a term of ten years. The annual rental amount is renegotiated by management of the two companies. The total rent paid by the Company is determined by a base rate and is subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by the Company. The Company also pays for certain expenses incurred for the operation of the facilities. In addition, the Company leases a separate warehouse for storage from an unrelated third-party, consisting of approximately 3,600 square feet at $825 per month. The warehouse is located approximately one-half mile from the above-referenced production facilities and office space. The actual rental expense incurred by the Company for fiscal 1998 was $9,900. Management believes that transportation to and from production facilities is adequate, and that all of the Company's properties are adequately covered by insurance.

     The following tables provide information regarding the properties discussed in this Item 2. Description of Property.

             TAYLOR DEVICES, INC. AND SUBSIDIARY
        DISCLOSURE FOR REG. 228.102(C) FOR FILING 10-KSB
                            5/31/98

Reg. 228.102(c)-Real Estate
                                     ACCUM.      NET
                                     DEPREC.     BOOK
                                     5/31/98     VALUE
PROPERTY LOCATION         COST       (BOOK)     5/31/98
-----------------         ----       -------    -------
90 & 100 Taylor Drive
N. Tonawanda, NY  14120
   (see below)

     Land                $  141,483     N/A    $  141,483
     Buildings           $1,154,353  $501,069  $  653,284
     Improvements        $1,566,953  $302,424  $1,264,529
                         ----------  --------  ----------
     TOTAL               $2,862,789  $803,493  $2,059,296
                         ==========  ========  ==========


                                      ACCUM.     NET    PERCENT-
                                      DEPREC.    BOOK     AGE OF
                                      5/31/98    VALUE    TOTAL
PROPERTY LOCATION           COST      (BOOK)    5/31/98   ASSETS
-----------------           ----      -------   ------- --------
90 Taylor Dr.
N. Tonawanda, NY 14120

     Land                $  107,363     N/A    $  107,363
     Building            $  428,506  $368,024  $   60,482
Building Improve-Realty  $   54,535  $ 27,720  $   26,815
Building Improve-Devices $1,512,418  $274,704  $1,237,714
                         ----------  --------  ----------
     TOTAL               $2,102,822  $670,448  $1,432,374  14.2%
                         ==========  ========  ==========  =====

100 Taylor Dr.
N. Tonawanda, NY 14120

     Land                $   34,120     N/A    $   34,120
     Building            $  725,847  $133,045  $  592,802
                         ----------  --------  ----------
     TOTAL               $  759,967  $133,045  $  626,922   6.2%
                         ==========  ========  ==========   ====

Taylor Devices, Inc. & Subsidiary
     Total Assets as of May 31, 1998          $10,119,677
                                              ===========

Reg. 228.102(c)(7)(vi)(A-D)

                   FEDERAL FEDERAL  FEDERAL   FEDERAL   NET TAX
                   DEPREC. LIFE     TAX       ACCUM.    BASIS
PROPERTY LOCATION  METHODS CLAIM    COST      DEPREC.   5/31/98
-----------------  ------- -----    -------   -------   -------
90 & 100 Taylor Dr.
N. Tonawanda, NY
14120 (see below)
                   STR.
                   LINE,
                   ACRS,   15-40
Building           MACRS   Yrs.   $1,154,353  $538,670 $  615,683

                   STR.
                   LINE,
Building           ACRS,   7-40
Improvements       MACRS   Yrs.   $1,566,953  $218,648 $1,348,305
                                  ----------  -------- ----------
                                  $2,721,306  $757,318 $1,963,988
                                  ==========  ======== ==========

SUPPORTING SCHEDULE
Reg. 228.102(c)(7)(vi)(A-D)

                   FEDERAL  FEDERAL   FEDERAL  FEDERAL  NET TAX
                   DEPREC.  LIFE      TAX      ACCUM.   BASIS
PROPERTY LOCATION  METHODS  CLAIMED   COST     DEPREC.  5/31/98
-----------------  -------  -------   -------  -------  -------
90 Taylor Dr.
N. Tonawanda, NY
14120
                   STR.
                   LINE,
                   ACRS,   15-25
Building           MACRS   Yrs.   $  428,506  $368,024 $   60,482

                   STR.
                   LINE,
Building           ACRS,   7-31.5
Improve-Realty     MACRS   Yrs.   $   54,535  $ 27,720 $   26,815

                   STR.
                   LINE,
Building           ACRS,   15-40
Improve-Devices    MACRS    Yrs.  $1,512,418  $190,928 $1,321,490
                                  ----------  -------- ----------
     Total                        $1,995,459  $586,672 $1,408,787
                                  ==========  ======== ==========

100 Taylor Drive
N. Tonawanda, NY
14120
                  STR.
                  LINE,  19-40
                  ACRS,
Building          MACRS   Yrs.    $  725,847  $170,646 $  555,201
                                  ==========  ======== ==========

Reg. 228.102(c)(2)

     The Company leases approximately 800 square feet of office and research and development space to Developments pursuant to a three year, annually reviewed, lease agreement between the Company and Developments. Rental payments for fiscal 1998 totaled $10,000.
The lease is automatically renewed, unless canceled by written notice each to the other party. The lease agreement has been renewed for fiscal 1999 at a base rental of $10,000. The total rent paid by Developments is determined in accordance with the base rental, and is subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by Developments. The real property utilized by Developments is in good condition and adequate for its present operations.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings the resolution of which, management believes, will have a material adverse effect on the Company's results of operations, or financial condition and liquidity, or to any proceeding, other than routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                            PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's Common Stock trades on the Small Cap market tier of the National Association of Securities Dealers Automated
Quotation System ("NASDAQ") under the symbol TAYD.

     The high and low market prices noted below for the quarters of FY97 and FY98 are obtained from NASDAQ.

                     Fiscal 1998              Fiscal 1997
                  High         Low         High          Low

First Quarter     5.014        4.961       4.048         3.510

Second Quarter    4.538        4.390       4.597         4.003

Third Quarter     4.492        4.111       6.296         5.764

Fourth Quarter    4.458        3.979       5.572         5.119

Holders

     As of August 25, 1998, the approximate number of holders of record of Common Stock of the Company was 1,434. Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,500.

Dividends

     No cash or stock dividends have been declared during the last two fiscal years. Under the terms of the Company's credit arrangement with its major lender, the Company is prohibited from issuing cash dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Cautionary Statement

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information included or incorporated by reference, and certain matters discussed in this section and elsewhere in this Report, which are not historical facts, are forward-looking statements. As such these statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, pricing pressures, the need for the Company to keep pace with customer needs and technological developments, and other factors.

     The Company recorded record revenues for the fifth consecutive year in FY98, with net revenues of $10,234,022, a 2.3% increase over FY97 revenues of $10,002,839. Within the product mix, sales of seismic protection devices increased by $204,000 accounting for the major portion of the increase in net sales. Net Income for FY98 was $462,223 compared to $531,575 for FY97. This difference was largely attributable to factors related to the marketing and production of seismic protection products.

     In FY98, the Company responded to changing dynamics in the seismic protection market. While there continued to be a strong market for this product, both domestic and foreign, the nature of the projects being built experienced a shift. The projects requiring seismic protection tended to be smaller in scope requiring fewer, but physically larger, units than the previous requirements met by the Company. The Company addressed this shift with the construction of a new facility capable of handling the assembly and testing of these larger units. Concurrently, the Company's engineering and manufacturing functions undertook the steps necessary to adapt to the design and production requirements of this new generation of seismic products. A significant factor in FY98 was the increasing presence of competition, both foreign and domestic, in the seismic market.

     The FY98 Gross Margin of $3,715,047 or 36.3% of sales declined slightly from $3,765,203 or 37.5% in FY97. Management believes these figures reflect, to a large extent, the impact of the factors referenced in the above paragraph, e.g., the absorption of start-up expenses of the new facility. As mentioned in previous reports, Gross Margin analysis on the Company's varied and shifting product mix makes precise analysis difficult, but continuous reviews indicate that the profitability of the standard product lines remain good.

     Selling, General and Administrative (SGA) expense of $2,888,087 represented 28.2% which was a slight improvement over 28.6% for FY97. The Company was able to achieve the anticipated savings in electronic data processing related fees and some unanticipated savings in corporate insurance costs but maintained aggressive marketing efforts resulting in some incrementally higher costs in advertising, postage, travel and consulting fees.

     Net Operating Income of $826,960 for FY98 is down from a record figure of $908,148 for FY97, primarily as the result of the Company's response in its engineering, manufacturing and administrative functions to changes in the seismic market. Net Other Expense increased from $78,939 in FY97 to $97,772 in FY98. This represented the net of slightly higher interest expense incurred primarily from the funding of the new test facility and a difference of $13,486 in Miscellaneous Income created by the recovery of a substantial bad debt in FY97.

     Taxes for FY98 were computed to be $275,000, resulting in an Income Before Equity in Earnings of Affiliates/Minority Interest of $454,188 compared to $525,600 in FY97. The Net of Equity Earnings and Minority Shareholders' Interest improved slightly between the two fiscal years, $8,035 income in FY98 vs. $5,975 income in FY97 as both affiliates reported stable performances. Net Income for FY98 was $462,223 or 4.5% of the Net Sales compared to $531,575 or 5.3% in FY97. Earnings per share for the two fiscal years were $.17 and $.20, respectively.

     The Company's cash balance of $1,696,506 at May 31, 1998 is the result of substantial customer prepayment deposits made late in the fiscal year. This balance is expected to decline as the Company procures the materiels required to meet the delivery schedules of these projects. Trade Accounts Receivables increased by $189,258 but is essentially offset by an increase of $336,758 in the liability line entitled Billings in Excess of Costs and Estimated Earnings. Other than one receivable item worth $52,000 which is in litigation, there are no collection issues.
Inventories showed a marked increase of $619,974 due primarily to two factors: first, delays in the shipment of some seismic projects caused by delays in the completion of the new assembly/test facility; and second, a build up of quantities of defense related items for shipment in early FY99. Management anticipates inventories will return to normal levels by mid year of FY99. On the liability side of the balance sheet, funding for the new assembly/test facility is reflected in a $495,010 increase in the Long-Term Debt figure.

     Management believes that FY98 was another good year for the Company, with a Net Income figure representing the fourth best figure in the Company's existence. The Company's primary area for growth is the seismic protection market which is continuing to offer opportunities subject, however, to increasing competition. Management believes it has taken the initial steps to respond to these challenges and is prepared to continue to develop new products and techniques to maintain the Company's position as a major factor in this market.

     Management believes the Company is prepared to meet the well publicized "Year 2000" (Y2K) problem. With reference to internal electronic data processing systems, the Company procured its current system in 1994, at which time the Y2K problem had been identified and resolved by the supplier. The Company's internal software network incorporated a simple solution to the problem which was applied in FY98. Certain departments use other non-integrated data bases for internal reporting and analytical requirements which are not, by themselves, considered crucial to the Company's operations. These non-integrated databases will be either adapted or replaced over the next year. At this time, the Company does not participate with any vendor, supplier, financial institution or customer on an EDI (Electronic Data Interchange) basis, thereby eliminating EDI as a potential Y2K issue. The Company is currently undertaking a survey of its key vendors to determine if they have responded to the Y2K issue. Most key items used by the Company are multi-sourced and the Company will direct purchases to those vendors who respond satisfactorily to the survey.


ITEM 7.  FINANCIAL STATEMENTS

     For information concerning this Item, see the Company's balance sheet and related financial statements at Item 13.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 9, 1998 the Company filed a Form 8-K with the SEC reporting a change in accountants. The Board of Directors appointed Lumsden & McCormick as independent accountants. After recommendation from the Audit Committee and careful consideration and review of accounting and auditing fees, the Company found it was economically advantageous to obtain services from Lumsden & McCormick. There have been no disagreements with the previous auditors, J.D. Elliott & Co., on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable event.

                            PART III

     The information required by Items 9, 10, 11 and 12 of this part are presented in the Company's Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on November 6, 1998. The items to be found in the Proxy Statement are incorporated by reference in the Annual Report. The Proxy materials will be filed within 120 days after the Company's fiscal year end.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     DOCUMENTS FILED AS PART OF THIS REPORT:

     Index to Financial Statements:

     (i)   Consolidated Balance Sheets May 31, 1998 and 1997
     (ii) Consolidated Statements of Stockholders' Equity for the years ended May 31, 1998 and 1997
     (iii) Consolidated Statements of Income for the years ended May 31, 1998 and 1997
     (iv) Consolidated Statements of Cash Flows for the years ended May 31, 1998 and 1997
     (v)   Notes to Consolidated Financial Statements May 31,
            1998
     (vi)  Independent Auditor's Report

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

         (vi) Amendments to By-laws of the registrant, incorporated by reference to exhibit (3) (vi) of Form 10-QSB, dated February 28, 1998.

         (vii)  Proxy Review Guidelines reconfirmed January 28,
         1998, incorporated by reference to exhibit (3) (vii) of Form 10-QSB dated February 28, 1998.


     (4) Instruments defining rights of security holders, including indentures

         (i) Mortgage in the amount of $260,000 issued by Marine Midland Bank dated May 28, 1993, incorporated by reference to Exhibit (10) (vii) of Annual Report on Form 10-KSB, dated September 10, 1993.

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

         (v)    Mortgage from Niagara County Industrial
         Development Agency, Tayco Realty, Inc. and registrant to Marine Midland Bank, in the amount of $400,000 dated
         January 3, 1998, attached and incorporated by reference to this Annual Report on Form 10-KSB.


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

         (iii) The 1994 Taylor Devices, Inc. Stock Option Plan, approved October 28, 1994, incorporated by reference to
         Exhibit 4.1 of Form S-8 Registration Statement No. 33-
         88152, as filed on December 30, 1994.

         (iv) License Agreement between the registrant and Tayco Developments, Inc., dated November 1, 1959, incorporated by reference to exhibit (10) (i) of Annual
         Report on Form 10-KSB, dated August 27, 1982.

         (v)    Employee Stock Purchase Plan, approved October
         29, 1984, incorporated by reference to Exhibit 4.1 of Registration Statement No. 2-94754.

         (vi)   Employee Stock Purchase Plan, approved October
         28, 1994, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement No. 33-88154, filed
         December 30, 1994.

         (vii) Loan Agreements between the registrant and Marine Midland Bank dated December 2, 1992 establishing a $940,000 term loan, incorporated by reference to exhibit
         (10) (viii) of Annual Report on Form 10-KSB, dated
         September 10, 1993.

         (viii) Series Lease between Niagara County Industrial Development Agency and registrant, dated as of November 1, 1994 ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit
         (10) (ix) of Annual Report on Form 10-KSB, dated
         August 21, 1995.

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

         (xi)   Rental Agreement dated July 1, 1997 between the
         Company and Tayco Developments, Inc., incorporated by reference to exhibit (10) (xi) on Form 10-KSB dated
         August 27, 1997.

     (11) Statement re:  Computation of per share earnings

        REG.228.601(A)(11)STATEMENT RE: COMPUTATION OF PER SHARE
        EARNINGS

        WEIGHTED AVERAGE OF COMMON STOCK OUTSTANDING
         - F/Y/E 5/31/98

        WEIGHTED AVERAGE COMMON STOCK OUTSTANDING 2,727,246 COMMON SHARES ISSUABLE UNDER STOCK OPTION
           PLANS USING TREASURY STOCK METHOD              27,468
        WEIGHTED AVERAGE COMMON STOCK OUTSTANDING
           ASSUMING DILUTION                           2,754,714
                                                      ==========
        NET INCOME F/Y/E 5/31/98             (1)      $  462,223
        WEIGHTED AVERAGE COMMON STOCK        (2)       2,727,246
        BASIC EARNINGS PER COMMON SHARE
           (1) DIVIDED BY  (2)                        $     0.17
                                                      ==========

        NET INCOME F/Y/E 5/31/98             (3)      $  462,223
        WEIGHTED AVERAGE COMMON STOCK OUTSTANDING
            ASSUMING DILUTION                (4)       2,754,714
        DILUTED EARNINGS PER COMMON SHARE
           (3) DIVIDED BY (4)                         $     0.17
                                                      ==========

        WEIGHTED AVERAGE OF COMMON STOCK OUTSTANDING
         - F/Y/E 5/31/97
        WEIGHTED AVERAGE COMMON STOCK OUTSTANDING 2,669,626 COMMON SHARES ISSUABLE UNDER STOCK OPTION
           PLANS USING TREASURY STOCK METHOD              39,640
                                                      ----------
        WEIGHTED AVERAGE COMMON STOCK OUTSTANDING
           ASSUMING DILUTION                           2,709,266
                                                      ==========
        NET INCOME F/Y/E 5/31/97             (1)      $  531,575
        WEIGHTED AVERAGE COMMON STOCK        (2)       2,669,626
        BASIC EARNINGS PER COMMON SHARE
           (1) DIVIDED BY (2)                         $     0.20
                                                      ==========
        NET INCOME F/Y/E 5/31/97             (3)      $  531,575
        WEIGHTED AVERAGE COMMON STOCK OUTSTANDING
            ASSUMING DILUTION                (4)       2,709,266
        DILUTED EARNINGS PER COMMON SHARE
           (3) DIVIDED BY (4)                         $     0.20
                                                      ==========

     (16) Letter on change in certifying accountant

          Letter dated April 9, 1998 from Mr. Douglas P. Taylor,
          President of registrant, to J.D. Elliott & Co., P.C., incorporated by reference to exhibit 16 (i) to Current
          Report on Form 8-K filed April 9, 1998.

     (21) Subsidiaries of the registrant

          Tayco Realty Corporation is a New York corporation organized on September 8, 1977, 58% owned by the Company and 42% owned by Tayco Developments, Inc.

     (23) Report and Consent of Independent Certified Public
          Accountants


     REPORTS ON FORM 8-K:

     Current Report on Form 8-K, filed April 9, 1998, reporting a change in auditors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 25, 1998
                                   TAYLOR DEVICES, INC.
                                   (Registrant)

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

By: /s/ Joseph P. Gastel           By: /s/ Richard G. Hill
     Joseph P. Gastel                   Richard G. Hill
     Director, August 25, 1998          Director, August 25, 1998

By: /s/ Donald B. Hofmar           By: /s/ Randall L. Clark
     Donald B. Hofmar                   Randall L. Clark
     Director, August 25, 1998          Director, August 25, 1998

                      TAYLOR DEVICES, INC.


               CONSOLIDATED FINANCIAL STATEMENTS

                          May 31, 1998

CONSENT OF INDEPENDENT AUDITORS



Board of Directors of Taylor Devices, Inc.

We consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 0-3498) of Taylor Devices,
Inc. of our report dated July 31, 1998, included in the May 31, 1998 Annual Report to Stockholders of Taylor Devices, Inc.


/s/Lumsden & McCormick, LLP


LUMSDEN & McCORMICK, LLP
Buffalo, New York
August 25, 1998

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of May 31, 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Taylor Devices, Inc. and Subsidiary as of May 31, 1997 were audited by other auditors whose report dated August 5, 1997 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Lumsden & McCormick, LLP

Lumsden & McCormick, LLP
Buffalo, New York
July 31, 1998

                 TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,                                1998           1997

Assets
Current assets:
  Cash and cash equivalents        $ 1,696,506    $1,096,456
  Restricted funds held by Trustee
    (Note 7)                           113,193       108,041
  Receivables (Note 2)               1,613,087     1,423,829
  Inventory (Note 3)                 3,032,239     2,412,265
  Prepaid expenses                      65,308       130,258
  Deferred income taxes                111,400        57,630
                                   -----------    ----------
                                     6,631,733     5,228,479
                                   -----------    ----------

Property and equipment, net          2,917,808     2,564,613
  (Note 4)

Investment in affiliate, at equity
  (Note 5)                             222,392       194,922

Other:
  Cash value of life insurance, net    185,497       167,328
  Goodwill, net                         67,005        73,050
  Deferred financing costs, net         92,039       108,622
  Deferred income taxes                      -           569
  Other, net                             3,203         3,501
                                   -----------    ----------
                                       347,744       353,070
                                   -----------    ----------
                                   $10,119,677    $8,341,084
                                   ===========    ==========

Liabilities and Stockholders' Equity:
Current liabilities:
  Current portion of long-term debt
    (Note 7)                       $   327,287    $  352,685
  Payables - trade                   1,226,035       989,077
  Payables - affiliate                 117,349        69,487
  Accrued income taxes                 165,481        99,462
  Accrued expenses                     476,857       449,329
  Billings in excess of costs and
    estimated earnings                 756,659       419,901
                                   -----------    ----------
                                     3,069,668     2,379,941
                                   -----------    ----------

Long-term debt (Note 7)              1,952,724     1,457,714

Deferred income taxes                   20,900             -

Minority stockholder's interest        264,436       245,001

Stockholders' Equity:
  Common stock, $.025 par value,
    Authorized 8,000,000 shares,
    issued 2,765,130 and 2,741,445
    shares                              69,129        68,536
  Paid-in capital                    2,562,654     2,468,888
  Retained earnings                  2,263,319     1,801,096
                                   -----------    ----------
                                     4,895,102     4,338,520
  Treasury stock - 28,432 shares
    and 27,859 shares at cost          (83,153)     ( 80,092)
                                   -----------    ----------
                                     4,811,949     4,258,428
                                   -----------    ----------
                                   $10,119,677    $8,341,084
                                   ===========    ==========
See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income
For the years ended May 31,             1998           1997

Sales, net (Note 8)                $10,234,022    $10,002,839

Cost of sales                        6,518,975      6,237,636
                                   -----------    -----------
     Gross profit                    3,715,047      3,765,203

Selling, general and
  Administrative expenses            2,888,087      2,857,055
                                   -----------    -----------
     Operating income                  826,960        908,148

Other income (expense):
  Rental income - affiliate
    (Note 11)                           10,000         10,000
  Interest, net                       (110,839)      (105,492)
  Miscellaneous                          3,067         16,553
                                   -----------    -----------
                                       (97,772)       (78,939)
                                   -----------    -----------
     Income before provision for
     income taxes, equity in net
     income of affiliate and
     minority stockholder's
     interest                          729,188        829,209
Provision for income taxes
  (Note 9)                             275,000        303,609
                                   -----------    -----------
     Income before equity in net
     income of affiliate and
     minority stockholder's
     interest                          454,188        525,600

Equity in net income of affiliate
  (Note 5)                              27,470         26,471
                                   -----------    -----------
     Income before minority
     stockholder's interest            481,658        552,071

Minority stockholder's interest        (19,435)       (20,496)
                                   -----------    -----------
     Net income                     $  462,223    $   531,575
                                   ===========    ===========

  Basic and diluted earnings per
  Common share (Note 10)            $   .17       $    .20
                                   ===========    ===========
See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
For the years ended May 31, 1998 and 1997

                         Common    Paid-In    Retained   Treasury
                         Stock     Capital    Earnings   Stock
                         ------    -------    --------   --------
Balance, June 1, 1996    $66,924 $2,258,725 $1,269,521  $(48,344)

  Net income for the
  year ended May 31, 1997      -          -    531,575         -

  Common stock issued for
  employee stock purchase
  plan (Note 13)             444     79,570          -         -

  Stock options exercised
  (Note 14)                1,168     60,518          -         -

  Tax benefit related to
  stock option plan (Note 9)   -     70,075          -         -

  Treasury stock acquired
 (Note 14)                     -          -          -   (31,748)
                         ------- ---------- ----------  ---------

Balance, May 31, 1997     68,536  2,468,888  1,801,096   (80,092)

 Net income for the year
 ended May 31, 1998            -          -    462,223         -

 Common stock issued for
 employee stock purchase
 plan (Note 13)              500     90,798          -         -

 Stock options exercised
 (Note 14)                    93      2,968          -         -

Treasury stock acquired        -          -          -     (3,061)
(Note 14)
                         ________________________________________
Balance, May 31, 1998    $69,129 $2,562,654  $2,263,319  $(83,153)
                         ========================================
See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the years ended May 31,                 1998       1997

Cash flows from operating activities:
 Net income                             $  462,223 $  531,575
 Adjustments to reconcile net income to
 net cash flows from operating activities:
  Depreciation and amortization            298,836    269,811
  Equity in net income of affiliate        (27,470)   (26,471)
  Deferred income taxes                    (32,301)    20,514
  Tax benefit - stock option plan                -     70,075
  Minority stockholder's interest           19,435     20,496
  Interest income - funds held by trustee   (1,402)    (1,402)
  Changes in other current assets and
   current liabilities:
    Receivables                           (189,258)  (213,394)
    Inventory                             (619,974)    (3,502)
    Prepaid expenses                        64,950        585
    Payables - trade                       236,958     28,067
    Payables - affiliate                    47,862      1,747
    Accrued income taxes                    66,019     36,880
    Accrued expenses                        27,528    127,742
    Billings in excess of costs
     and estimated earnings                336,758    (36,090)
                                        ----------  ----------
       Net cash flows from operating
        activities                         690,164    826,633
                                        ----------  ----------
Cash flows from investing activities:
 Proceeds from sale of tax free money
  fund held by trustee                     108,041    106,680
 Cash received from trustee                 26,959     28,320
 Cash remitted to trustee                 (138,750)  (135,000)
 Acquisition of property and equipment    (629,105)  (336,756)
 Increase in cash value of life insurance  (18,169)   (16,142)
                                        ---------- ----------
       Net cash flows for investing
      activities                          (651,024)  (352,898)
                                         ----------  ---------
Cash flows from financing activities:
 Financing costs paid                            -    (11,139)
 Borrowings - long-term debt               814,000          -
 Repayments - long-term debt              (344,388)  (370,626)
 Proceeds from issuance of common stock
 -employee stock purchase plan              91,298     80,014
 -exercise of stock options                      -     11,188
                                        ----------  ---------
       Net cash flows from (for)
       financing activities                560,910   (290,563)
                                         ---------  ---------

       Net increase in cash and cash
       equivalents                         600,050    183,172

Cash and cash equivalents -
 beginning                               1,096,456    913,284
                                        ----------  ---------
Cash and cash equivalents -
 ending                                 $1,696,506 $1,096,456
                                        ========== ==========
See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies:

Nature of Operations:

Taylor Devices, Inc. (the Company) is primarily engaged in the manufacture and sale of tension control, energy storage and shock absorption devices for use in various types of machinery, equipment and structures, primarily to customers which are located throughout the United States and several foreign countries.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its 58% owned subsidiary, Tayco Realty Corporation (Realty). Minority stockholder's interest represents Tayco Developments, Inc.'s (Developments) 42% ownership interest in Realty. All intercompany transactions and balances have been eliminated.

The Company's investment in its minority-owned affiliate, Developments, is reported on the equity method (see Note 5).

Cash and Cash Equivalents:

The Company includes all highly liquid investments with original maturities of three months or less in cash and cash equivalents on the accompanying balance sheets. Cash equivalents consist primarily of investments in money market funds.

Cash and cash equivalents in financial institutions may exceed insured limits at various times during the year and subject the Company to concentrations of credit risk.

Inventory:

Inventory is stated at the lower of first-in, first-out cost or market.

Property and Equipment:

Property and equipment is stated at cost net of accumulated depreciation. Deprecation is provided primarily using the straight-line method for financial reporting purposes, and accelerated methods for income tax reporting purposes. Estimated useful lives range from 3 to 39 years. Maintenance and repairs are charged to operations as incurred; significant improvements are capitalized.

Cash Value of Life Insurance:

Cash value of life insurance is stated at the surrender value of the contracts less outstanding policy loans.

Financing Costs:

Costs associated with obtaining new financing are capitalized and amortized over the repayment terms of the related debt obligations.

Goodwill:

Goodwill represents the excess of the cost to obtain ownership interests in a merged subsidiary over its net assets at acquisition, and is amortized on a straight-line basis over 15 years.

Revenue Recognition:

Sales are recognized when units are delivered or services are performed. Sales under fixed-price contracts are recorded as deliveries are made at the contract sales price of the units delivered. Sales under certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries, are accounted for under the percentage-of-completion method of accounting whereby revenues are recognized based on estimates of completion prepared on a ratio of cost to total estimated cost basis. Costs include all material and direct and indirect charges related to specific contracts. Other expenses are charged to operations as incurred. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.

For financial statement presentation purposes, the Company nets progress billings against the total costs incurred on uncompleted contracts. The asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

Income Taxes:

The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax and financial statements bases of assets and liabilities. Temporary differences arise from using different methods of accounting for bad debts, inventory, depreciation and accrued expenses. Deferred taxes are based on tax laws currently enacted with tax rates expected to be in effect when the taxes are actually paid or recovered.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Accounts Receivable:
                                       1998           1997

Trade receivables                  $1,645,087     $1,435,829
Less allowance for doubtful
  Accounts                             32,000         12,000
                                   ----------      ----------
                                   $1,613,087     $1,423,829
                                   ==========      ==========

3.  Inventory:
                                       1998           1997

Raw materials                      $  282,309     $  212,004
Work-in-process                       602,548        516,517
Finished goods                      2,147,382      1,683,744
                                   ----------     ----------
                                   $3,032,239     $2,412,265
                                   ==========     ==========

The Company's inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Therefore, management of the Company has recorded an allowance for potential inventory obsolescence of $120,000 and $75,000 at May 31, 1998 and 1997.

4.   Property and Equipment:
                                       1998           1997
Land                               $  141,483     $  141,483
Buildings and improvements          2,693,600      2,180,105
Machinery and equipment             2,726,637      2,639,322
Office furniture and equipment        452,237        440,576
Autos and trucks                       68,346         59,905
                                   ----------     ----------
                                    6,082,303      5,461,391
Less accumulated depreciation       3,164,495      2,903,471
                                   ----------     ----------
                                    2,917,808      2,557,920
Construction in progress                    -          6,693
                                   ----------     ----------
                                   $2,917,808     $2,564,613
                                   ==========     ==========

Depreciation expense was $278,112 and $242,265 for the years ended May 31, 1998 and 1997.

The following is a summary of property and equipment included above which is held under capital leases:

                                       1998           1997
Buildings and improvements         $  806,707     $  806,707
Machinery and equipment               591,915        591,915
Office furniture and equipment         92,585        108,654
                                   ----------     ----------
                                    1,491,207      1,507,276
Less accumulated amortization         380,325        294,587
                                   ----------     ----------
                                   $1,110,882     $1,212,689
                                   ==========     ==========

Minimum future lease payments under capital leases as of May 31, 1998 for each of the next five years and in the aggregate are included in long-term debt (see Note 7).

Amortization of property and equipment under the capital leases included in depreciation expense is $99,945 and $105,348 for the years ended May 31, 1998 and 1997.

5.   Investment in Affiliate:

Investment in affiliate consists of the Company's 23% ownership interest in common shares of Developments acquired at a cost of $85,619, plus the Company's cumulative equity in the net income of Developments of $136,773 and $109,303 through the years ended May 31, 1998 and 1997.

The Company's share of the underlying book value of net assets of Developments at the date of original purchase exceeded the amount paid for these shares by $79,018. This excess ($66,507 at May 31, 1998) is being amortized to income on the straight-line method over 40 years and is recorded as an addition to equity in net income of the affiliate.

6.   Short-Term Borrowings:

The Company has a $1,000,000 bank demand line of credit with interest payable at prime plus 3/4%. The line is secured by accounts receivable, equipment, inventory, and general intangibles. As of May 31, 1998 and 1997, no amounts were outstanding under this line.

7.  Long-Term Debt:
                                           1998           1997
Bank term note, monthly
principal payments of $8,512
plus interest at the bank's
prime rate plus 1%(9.5% at
May 31,1998), secured by
substantially all assets of the
Company, with the remaining
unpaid principal balance
payable in February 2005.          (1) $  689,464     $  422,500

Bank mortgage note, monthly
principal payments of $1,444
plus interest at the bank's
prime rate plus 1% (9.5% at
May 31, 1998), secured by
related property, with the
remaining unpaid principal
balance payable in June 2008.      (1)    174,778        192,111

Industrial Revenue Development
Bonds, annual principal
payments ranging from
$25,000 to $150,000 through
June 2009 plus interest at
variable rates based on the
highest rated short term,
federally tax exempt
obligations (4.10% at May 31,
1998).                             (2)    910,000      1,045,000

Bank mortgage, monthly
principal payments of $2,222
plus interest at the bank's
prime rate plus 1%(9.5% at
May 31, 1998), secured by
substantially all assets of the
Company, due February 2013.               393,333              -

Capital lease and other
obligations with varying
maturities and interest rates,
secured by related assets.                112,436          150,788
                                        ----------      ----------
                                         2,280,011       1,810,399

Less current portion                       327,287         352,685
                                        ----------      ----------
                                        $1,952,724      $1,457,714
                                        ==========      ==========

(1) The term note and mortgage note were refinanced during the year ended May 31, 1998. The term note previously required monthly principal payments of $13,500 and matured in December 1999. An additional $414,000 was added to this note during the year. The unpaid balance of the mortgage note was previously due in June 1998. It has been refinanced over ten years requiring the same monthly principal payment.

(2) In November 1994, the Company entered into a capital lease agreement with the Niagara County Industrial Development Agency (NCIDA) to finance certain construction costs for additions to its manufacturing/testing facilities and for the acquisition of machinery and equipment. To finance the project, NCIDA authorized the sale of its Industrial Revenue Development Bonds, in the aggregate principal amount of $1,250,000, under a trust indenture with Bankers Trust Company as trustee. The capital lease obligation is secured by a first mortgage on real estate, project machinery and equipment, and guaranteed by an irrevocable bank letter of credit in the amount of $956,747 as of May 31, 1998.

As of May 31, 1998, $113,193 of funds were held by a trustee, representing an interest bearing tax free money fund restricted for principal reduction payments of the Industrial Revenue Development Bond during fiscal year ending May 31, 1999.

The aggregate maturities of long-term debt subsequent to May 31, 1998 are:

               1999                $  327,287
               2000                   334,876
               2001                   327,480
               2002                   302,554
               2003                   231,143
               Thereafter             756,671
                                   ----------
                                   $2,280,011
                                   ==========

8.   Sales:

Net sales consist of the following industry segments:

                                        1998            1997
Commercial and other Industries    $ 4,689,175     $ 6,108,705
Aerospace and defense industries     5,261,198       3,339,335
Government agencies                    283,649         554,799
                                   -----------     -----------
                                   $10,234,022     $10,002,839
                                   ===========     ===========

Sales to aerospace and defense industries include sales to a customer totaling $1,268,078 for the year ended May 31, 1998.
Sales to commercial industries include sales to a customer totaling $2,277,727 for the year ended May 31, 1997.


9.   Income Taxes:
                                     1998           1997
Current tax provision:
  Federal                          $284,500       $262,379
  State                              22,800         20,716
                                   --------       --------
                                    307,300        283,095

Deferred tax provision:
  Federal                           (33,000)        18,605
  State                                 700          1,909
                                   --------       --------
                                    (32,300)        20,514
                                   --------       --------
                                   $275,000       $303,609
                                   ========       ========

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:
                                     1998           1997
Computed tax provision at the
   expected statutory rate         $247,924       $281,931
State income tax - net of Federal
   tax benefit                       15,510         14,933
Other                                11,566          6,745
                                   --------       --------
                                   $275,000       $303,609
                                   ========       ========

Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                     1998           1997
Deferred tax assets
Current:
  Allowance for doubtful
  receivables                      $ 11,600       $  4,357
  Tax inventory adjustment           19,000          4,399
  Allowance for obsolete
  Inventory                          44,000         27,233
  Accrued stock appreciation
  Rights                             17,800              -
  Accrued vacation                   19,000         21,641
                                   --------       --------
                                    111,400         57,630

Noncurrent:
  AMT credit carryforwards                -          4,515
                                   --------       --------
                                          -          4,515

Deferred tax liabilities
  Excess tax depreciation            20,900          3,946
                                   --------       --------
Noncurrent, net                     (20,900)           569
                                   --------       --------
Net deferred tax assets            $ 90,500       $ 58,199
                                   ========       ========

The Company reported a Federal and State current tax benefit as a contribution to capital in the amount of $70,075 for stock option compensation expense deductible for income tax purposes but not reported as compensation expense in the statement of income for the year ended May 31, 1997.

The Company and its subsidiary file separate Federal and State income tax returns. As of May 31, 1998, the Company had State investment tax credit carryforwards of approximately $190,000 expiring through May 2008.


10.  Earnings Per Common Share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings per Share, which is effective for financial statements for periods ending after December 15, 1997 and requires that all prior period earnings per share data be restated. The new standard eliminates primary and fully diluted earnings per common share and requires presentation of basic and, if applicable, diluted earnings per common share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options. A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

                                      1998           1997
Average common shares
  Outstanding                      2,727,246      2,669,626
Common shares issuable under
  stock option plans                  27,468         39,640
                                   ---------      ---------
Average common shares
  outstanding assuming dilution    2,754,714      2,709,266
                                   =========      =========

11.  Related Party Transactions:

Included in cost of sales are research and development expenses charged by Developments for services performed by their research engineers in the amount of $296,116 and $223,050 for the years ended May 31, 1998 and 1997.

Included in selling, general and administrative expenses is royalty expense charged by Developments for the use of patents in the Company's manufacturing operations in the amount of $138,368 and $179,744 for the years ended May 31, 1998 and 1997.

The Company leases certain office and laboratory facilities to Developments for a current annual rental of $10,000.

12.  Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series. The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

13.  Employee Stock Purchase Plan:

The Company has reserved 200,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan. Participation in the employee stock purchase plan is voluntary for all employees of the Company. Purchase of common shares can be made by employee contributions through payroll deductions with a matching contribution by the Company of a specified percentage of the employees' contributions based on length of continuous participation in the stock purchase plan. At the end of each calendar quarter, the employer/employee contributions will be applied to the purchase of common shares at fair market value which are then held in the name of the Company as custodian for the employees' shares. These shares are distributed to the employees at the end of each calendar year or upon withdrawal from the plan. During the years ended May 31, 1998 and 1997, 20,010 ($4.22 to $5.09 price per share) and 17,770 ($3.63 to $5.13 price per share) common shares, respectively, were issued to employees. As of May 31, 1998, there were 55,582 shares reserved for further issue. The amount of Company matching expense was $23,985 and $20,749 for the years ended May 31, 1998 and 1997.

14.  Stock Option Plans:

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

Options granted under the Company's previous non-qualified and incentive stock option plans, which terminated in a prior year, expire ten years from the date of grant and are exercisable over the period stated in each option. The stock appreciation rights (SAR's) granted under the non-qualified option plan enable the option holders to exercise their right, in lieu of purchasing the shares subject to their options, to relinquish the options and receive an amount of cash or common stock equal to the excess of the fair market value of the shares at the date of exercise over the option price for such shares. As of May 31, 1998, $49,460 has been accrued for unexercised stock appreciation rights.

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

SFAS No. 123 is effective for options granted by the Company during fiscal years ended May 31, 1998 and 1997. Using the Black-Scholes option valuation model, the estimated fair values of each option granted during 1998 and 1997 was $2.42 and $2.76. Principal assumptions used in applying the Black-Scholes model to options at date of grant were as follows:

                                   1998           1997

Risk-free interest rate            5.48%          6.13%
Expected life in years             4.5            4.5
Expected volatility                 .60            .569
Expected dividend yield               0%             0%

Had compensation cost for the Company's stock options plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                     1998           1997
Net income:
  As reported                      $462,223       $531,575
                                   ========       ========
  Proforma                         $421,573       $473,655
                                   ========       ========
Basic and diluted earnings per
common share:
  As reported                      $    .17       $    .20
                                   ========       ========
  Proforma                         $    .15       $    .18
                                   ========       ========

The following is a summary of stock option activity:

                                     1998           1997
Outstanding, beginning of year      120,352        138,702
Options granted                      25,000         33,000
Options exercised                    (3,675)       (41,350)
Stock appreciation rights
  exercised                          (3,675)       (10,000)
                                   --------       --------
Outstanding, end of year (at
prices ranging from $.56 to
$5.56 per share)                    138,002        120,352
                                   ========       ========

The option holders exercised 3,675 SAR's for the year ended May 31, 1998 for cash reimbursement of personal withholding taxes. In addition, the option holders exercised 10,000 SAR's and received 5,357 shares ($1.88 price per share) of the Company's common stock in lieu of cash for the year ended May 31, 1997.

The Company received 583 common shares and 5,252 common shares of its own stock as treasury stock at fair market value in lieu of cash payment from the option holders, for the years ended May 31, 1998 and 1997. These treasury shares were received from the option holders as payment for the purchase price of 3,675 options and 20,350 options exercised under the incentive and non-qualified stock option plans for the years ended May 31, 1998 and 1997.

15.  Retirement Plan:

The Company maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for essentially all full-time employees. The Company matches 10% of employee voluntary salary deferrals up to a maximum of 1% of each participant's eligible compensation. The Company may also make discretionary contributions as determined annually by the Company's Board of Directors. The amount expensed under the plan was $17,116 and $18,397 for the years ended May 31, 1998 and 1997.

16.  Fair Value of Financial Instruments:

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

17.  Cash Flows Information:
                                     1998           1997

Cash paid during the year for:
  Interest                         $151,578       $135,716
                                   ========       ========
  Income taxes                     $221,117       $176,140
                                   ========       ========

Schedule of Noncash Investing and
  Financing Activities
  Property and equipment acquired:
   Cost                            $629,105       $401,195
   Noncash borrowings - long-term
    debt                                  -        (64,439)
                                   --------       --------

    Cash payments for property
     and equipment                 $629,105       $336,756
                                   ========       ========
Common stock issued - stock
  options plan                     $  3,061       $ 61,686
Treasury stock received as
  payment for stock options          (3,061)       (31,748)
Common stock issued, charged
  to accrued compensation expense         -        (18,750)
      Net cash proceeds from
      Exercise of stock options    $      -       $ 11,188
                                   ========       ========