Form 10QSB
period 1998-08-31
TAYLOR DEVICES INC
filed 1998-10-15
CIK 96536

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended August 31, 1998

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

Yes  X   No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.



        CLASS                       Outstanding at August 31, 1998
      Common Stock                            2,771,925
(2-1/2 cents par value)




                          FORM 10-QSB
                  TAYLOR DEVICES, INC. - INDEX


PART I - FINANCIAL INFORMATION

                                                         PAGE NO.

     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets            3
               August 31, 1998, and May 31, 1998

               Consolidated Condensed Statements of Income      4
               for three months ended August 31, 1998 and August 31, 1997

               Consolidated Statement of                        5
               Cash Flows - three months ended
               August 31, 1998 and August 31, 1997

               Notes to Consolidated Condensed Financial        6
               Statements

     Item 2.   Management's Discussion and Analysis of the      7
               Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                9

     Item 2.   Changes in Securities                            9

     Item 3.   Defaults upon Senior Securities                  9

     Item 4.   Submission of Matters to Vote of Security
               Holders                                          9

     Item 5.   Other Information                                9

     Item 6.   Exhibits and Report on Form 8-K                  9


SIGNATURES                                                     10

                          FORM 10-QSB
       TAYLOR DEVICES, INC. - CONSOLIDATED BALANCE SHEET

     ASSETS                              8/31/98        5/31/98
Current
  Cash                                 $ 1,471,832    $ 1,696,506
  Funds Held By Trustee                    - 0 -          113,193
  Trade Accounts Receivable              1,848,006      1,613,087
  Inventories                            3,055,451      3,032,239
  Prepaid and Refundable Income Taxes      113,105         65,308
  Prepaid Expenses                          26,467        111,400
      Total Current Assets             $ 6,514,861    $ 6,631,733

Investments - Affiliate, at equity         228,492        222,392

Property and Equipment - Net             2,921,259      2,917,808

Other Assets
  Other                                    441,368        347,744
     Total Other Assets                $   441,368    $   347,744
TOTAL ASSETS                           $10,105,980    $10,119,677

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Current Portion of Long Term Debt    $   626,381    $   327,287
  Payables -   Trade                       921,623      1,226,035
          Affiliate-Current                129,527        117,349
          Construction-in-Progress          - 0 -          - 0 -
  Accrued Income Tax                       149,171        165,481
  Accrued Expenses                         301,742        476,857
  Advanced Payments - Customers            759,903        756,659
     Total Current Liabilities         $ 2,888,347    $ 3,069,668

Non Current
  Long Term Debt                       $ 1,990,635    $ 1,952,724
  Deferred Income Tax                       - 0 -          20,900
     Total Non Current Liabilities     $ 1,990,635    $ 1,973,624

Minority Stockholders' Interest        $   269,728    $   264,436

     STOCKHOLDERS' EQUITY
  Common Stock, par value $.025 a
  share, authorized 8,000,000 shares   $    69,298    $    69,129
  Paid - In Capital                      2,587,354      2,562,654
  Retained Earnings                      2,383,771    $ 2,263,319

Less: Cost of Treasury Stock:
  28,432 & 28,432 shares respectively       83,153         83,153
TOTAL STOCKHOLDERS' EQUITY             $ 4,957,270    $ 4,811,949

TOTAL LIABILITIES & STOCKHOLDERS'      $10,105,980    $10,119,677
EQUITY





                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
           CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                     THREE MONTHS ENDED AUGUST 31

                                             1998         1997

NET SALES                               $2,513,757   $2,497,912

COST OF PRODUCT SOLD                     1,628,250    1,746,589

     Gross Profit                       $  885,507   $  751,323


EXPENSES

Selling and Administrative                 657,453      579,362

Profit (loss) from Operations           $  228,054   $  171,961


OTHER INCOME/(EXPENSE)
     Rental - Affiliates                $    2,500   $    2,500
     Miscellaneous                           8,653        1,367
     Interest                              (53,566)     (33,309)
NET OTHER                               $  (42,413)  $  (29,442)

NET INCOME BEFORE
PROVISION FOR TAXES                     $  185,641   $  142,519
     Provision for Income Taxes             65,997       54,425

INCOME BEFORE EQUITY IN EARNINGS
OF AFFILIATES                              119,644       88,094

EQUITY IN EARNINGS OF AFFILIATES             6,100        7,590

NET INCOME BEFORE MINORITY
STOCKHOLDERS' INTEREST                  $  125,744   $   95,684
     Minority Stockholders' Interest         5,292        5,292

NET INCOME                              $  120,452   $   90,392

Earnings Per Share                      $      .04   $      .03

                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     THREE MONTHS ENDED AUGUST 31
                                                1998        1997
Cash Flows From Operating Activities        $120,452    $ 90,392
 Net income
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization              65,580      65,280
   Equity in net income of affiliate          (6,100)    (20,190)
   Increase in cash value - life insurance      -0-         -0-
   Deferred income taxes                     (47,797)       -0-
   Tax benefit - stock option plan              -0-         -0-
   Minority stockholder's interest             5,292       5,292
   Common stock issued, charged to
    compensation expense, net                   -0-         -0-
   Interest income - funds held by trustee
   Changes in:
    Receivables                             (220,670)   (405,063)
    Inventories                              (23,212)    140,157
    Prepaid expenses                         150,241      (1,251)
    Payables - trade                        (254,412)   (262,387)
    Payables - affiliates                     12,178      33,304
    Advance payments, customers                3,244      20,479
    Accrued income taxes                     (16,310)    (65,992)
    Accrued expenses                         (75,835)    (11,677)
     Net cash provided by operating
     activities                             (287,349)   (411,656)
Cash Flows From Investing Activities
 Acquisition of property and equipmet        (69,031)    (32,445)
 Proceeds from sale of tax free money fund
  held by trustee                                -0-         -0-
 Cash received from trustee                      -0-         -0-
 Cash remitted to trustee                   (149,443)    (30,000)
   Net cash used for investing activities   (218,474)    (62,445)
Cash Flows From Financing Activities
 Financing costs paid                            -0-         -0-
 Borrowings - bank demand notes              300,000         -0-
 Repayments - bank demand notes                  -0-         -0-
            - long-term debt                 (43,890)    (52,842)
 Proceeds from issuance of common stock
  - employee stock purchase plan              25,039      18,191
  - exercise of stock options                    -0-      21,187
   Net cash used for financing activities    281,149     (13,464)
   Net increase/(decrease) in cash and
    cash equivalents                        (224,674)   (487,565)
Cash and Cash Equivalents Balance at
 Beginning of Year                         1,696,506   1,096,456
Cash and Cash Equivalents Balance at
  End of Period                            1,471,832     608,891

                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of August 31, 1998 and May 31, 1998 and the results of operations for the three months ended August 31, 1998 and August 31, 1997 and changes in financial position for the three months then ended.

2. There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. For the three month period ended August 31, 1998, the profit was divided by 2,771,925 (less 28,432 Treasury shares) to calculate the earnings per share. For the three month period ended August 31, 1997, the profit was divided by 2,749,667 (less 28,442 Treasury shares) to calculate the earnings per share.

4.   The results of operations for the three month period ended
     August 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                Comparisons of three months ended
                                August 31, 1998 - August 31, 1997
                                       Increase  (decrease)

Net Sales                                   $   15,845

Cost of Sales                                 (118,339)

Selling, General and
  Administrative Expenses                       78,091

Other Expenses                                   - 0 -

Other Income                                     7,286

Interest Expense                                20,257

Net Profit Before Tax and
  Minority Shareholders' Interest               43,122

Provision for Income Tax                        11,572

Net Profit Before Equity in
  Earnings of Affiliates                        31,550

Equity in Earnings of Affiliates                (1,490)
Minority Stockholders' Interest                  - 0 -
Net Income                                  $   30,060

                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)

In the first quarter of Fiscal Year 1999 (QI99), the Company experienced a significantly improved gross margin performance which helped generate a 33% improvement in Net Income on an essentially level sales volume.

In QI99, the Company's shipment mix, consisting of proportionately more repeat defense orders and seismic progress billings than the comparable period in Fiscal Year 1998 (QI98), produced a gross margin figure of $885,507, or 35.2% of the sales figure of $2,513,757. In QI98, shipments of $2,497,912 produced a gross margin figure of $751,323, or 30.1%. Selling, General and Administrative (SGA) costs increased to $657,453 in QI99 from $579,362 due primarily to the royalty and commission costs associated with the differing product mix. Operating Income improved from the QI98 figure of $171,961 to $228,054 in QI99.

Net Other expenses increased to $42,413 in QI99 from the figure of $29,442 for QI98 as a result of the interest expense on the loans taken out in mid FY98 to finance the construction of the new seismic test/assembly structure. Pretax income improved from $142,519 for QI98 to $185,641 in QI99. With the impact of Affiliate Income and Minority Shareholder Interest remaining stable between the two periods, the reported Net Income for QI99 was $120,452 and $.04 per share compared to $90,392 and $.03 per share in QI98.

The increasing proportion of seismic orders in the product mix continues to impact the Company's balance sheet. The Inventory remains at a relatively high level as a few large shipments continue to be delayed by design alterations and customer delivery changes. Receivables also experienced an increase due, in part, to contractual retainages held by customers until final product installation. The cash balance remains at a very favorable level, due in large measure to the continuing receipt of progress and advanced payments on certain larger seismic orders.

The Company's management continues to monitor trends in the seismic protection market. An effort is currently underway to apply increased product standardization in response to shorter, strictly enforced delivery dates and competitive pressures from manufacturers of similar and competing products.

Although delays in order placement and changes in delivery schedules are common occurrences, based on the current trend of mid-sized, short turn-around time orders that are the most prevalent in the seismic market, Management believes that revenues and income should approximate or exceed last year's levels.

                          FORM 10-QSB
                      TAYLOR DEVICES, INC.


PART II - OTHER INFORMATION

     ITEM 1   Legal Proceedings

          The Company is not currently engaged in any litigation.


     ITEM 2   Changes in Securities - None


     ITEM 3   Defaults Upon Senior Securities - None


     ITEM 4   Submission of Matters to Vote of Securities Holders
-
              None


     ITEM 5   Other Information

          In the period 6/1/98 to 8/31/98, the Company's reported total of outstanding shares increased by 6,795 as itemized below:

               1.   Employee Stock Ownership Plan      6,795


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





By    /s/ Douglas P. Taylor                  Date  10/06/98

     Douglas P. Taylor
     Chairman of the Board of Directors
     President
     (Principal Executive Officer)

          AND


By    /s/ Kenneth G. Bernstein               Date  10/06/98
     Kenneth G. Bernstein
     Treasurer &
     Chief Accounting Officer