Form 10QSB/A
period 1998-08-31
TAYLOR DEVICES INC
filed 1999-01-14
CIK 96536

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                         FORM 10-QSB/A

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
(2-1/2 cents par value)

                         FORM 10-QSB/A
                      TAYLOR DEVICES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


                          FORM 10-QSB/A
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)

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

Although delays in order placement and changes in delivery schedules are common occurrences, based on the current trend of

                          FORM 10-QSB/A
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)


mid-sized, short turn-around time orders that are the most prevalent in the seismic market, Management believes that revenues and income should approximate or exceed last year's levels.

YEAR 2000 DISCLOSURE

The Company is continuing to address the year 2000 ("Y2K") issues. A committee is assigned to review the Company's internal and external software, hardware and telecommunications systems for Y2K readiness as well as assessing both historical and estimated expenses necessary to bring these systems into Y2K compliance. To determine whether any of the Company's information technology ("IT") systems were in need of conversion, an inventory and analysis were made of all internal areas with the assistance of the Company's outside computer consultants. The Company's IT systems have been purchased within the last few years and being relatively new the Company believes these systems to be Y2K compliant. The previous updating is resulting in fewer expenses to consider for future Y2K project needs. It is found that the Company mainly uses "off-the-shelf" software that is widely used and is designed to
accommodate Y2K requirements.   Non-IT systems do not appear to be
critical to the Company's operation.

The Company has identified a potential problem with respect to its shareholder program. Since the Company acts as its own transfer agent, the company must be able to communicate with clearing houses, depositories and the SEC. An outside consultant has been hired to recommend modifications and improvements to the system for it to function in the Y2K environment. Costs for outside consultants, hardware and software, both historically and estimated, are found to be minimal and have been included in the FY99 figures. It is anticipated that the upgraded system should be in place by midyear of calender 1999 at an estimated cost of $10,000.

Management believes the Company is substantially Y2K compliant with respect to its sales, administration, and general operations. However, there can be no guarantee that the systems of other companies on which the Company's system may rely on will be converted on a timely basis or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material impact on the Company. The Company believes that most of its departments could temporarily function by manual methods of operation should there be an unforeseen Y2K problem.

                          FORM 10-QSB/A
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)


Employees are aware of possible impacts the Y2K rollover may bring and their input can make the Company's Y2K efforts more effective
and improve its effectiveness.   Continuous monitoring of  the
Company's systems with the assistance of outside consultants will be ongoing. Expenses for Y2K have been and are expected to remain minimal and historical expenses for the Y2K project are hard to identify as the Company's systems have been updated prior to the issue. There is no special tracking system in place for the Company to determine the internal and direct costs the Y2K project will incur, but anticipate that it should be minimal as well.

Based on its current assessment, management believes that Y2K compliance will not have a material adverse impact on the future operation of the Company and is unaware of Y2K problems other than a universal disruption of power, communications, transportation, banking, etc. that could have a significant impact on the Company's operation.