Form 10QSB
period 1998-11-30
TAYLOR DEVICES INC
filed 1999-01-14
CIK 96536

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended November 30, 1998

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

Yes  X   No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.



          CLASS                  Outstanding at November 30, 1998
     Common Stock                            2,757,543
(2-1/2 cents par value)

                           FORM 10-QSB
                   TAYLOR DEVICES, INC. - INDEX


PART I - FINANCIAL INFORMATION                           PAGE NO.

     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets            3
               November 30, 1998, and May 31, 1998

               Consolidated Condensed Statements of Income      4
               for six months ended November 30, 1998 and November 30, 1997, and three months ended
               November 30, 1998 and November 30, 1997

               Consolidated Condensed Statement of              5
               Cash Flows - six months ended November 30,
               1998 and November 30, 1997

               Notes to Consolidated Condensed Financial        6
               Statements

     Item 2.   Management's Discussion and Analysis of the      7
               Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               11

     Item 2.   Changes in Securities                           11

     Item 3.   Defaults upon Senior Securities                 11

     Item 4.   Submission of Matters to Vote of Security
               Holders                                         11

     Item 5.   Other Information                               11

     Item 6.   Exhibits and Report on Form 8-K                 11


SIGNATURES                                                     12

                          FORM 10-QSB
        TAYLOR DEVICES, INC. - CONSOLIDATED BALANCE SHEET

     ASSETS                              11/30/98        5/31/98
Current
  Cash                                  $ 1,162,378    $ 1,696,506
  Funds Held By Trustee                      - 0 -        113,193
  Trade Accounts Receivable               1,870,323      1,613,087
  Inventories                              3,089,346      3,032,239
  Prepaid and Refundable Income Taxes       111,400         65,308
  Prepaid Expenses                            (4,710)       111,400
      Total Current Assets             $  6,228,737    $ 6,631,733
Investments - Affiliate, at equity          232,392        222,392
Property and Equipment - Net              2,876,788      2,917,808
Other Assets
  Other                                     440,580        347,744
     Total Other Assets               $     440,580    $   347,744

TOTAL ASSETS                           $   9,778,497    $10,119,677

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Current Portion of Long Term Debt   $     321,179    $   327,287
  Payables -   Trade                        959,111      1,226,035
          Affiliate-Current                 107,154        117,349
          Construction-in-Progress           - 0 -          - 0 -
  Accrued Income Tax                        231,854        165,481
  Accrued Expenses                          463,509        476,857
  Advanced Payments - Customers             467,888        756,659
     Total Current Liabilities         $  2,550,695    $ 3,069,668

Non Current
  Long Term Debt                       $  1,807,767    $ 1,952,724
  Deferred Income Tax                        - 0 -         20,900
     Total Non Current Liabilities     $  1,807,767    $ 1,973,624

Minority Stockholders' Interest        $    275,020    $   264,436

     STOCKHOLDERS' EQUITY

  Common Stock, par value $.025 a
  share, authorized 8,000,000 shares   $     69,650    $    69,129
  Paid - In Capital                       2,612,090      2,562,654
  Retained Earnings                       2,546,428      2,263,319
Less: Cost of Treasury Stock:
   28,432 shares                             83,153         83,153
TOTAL STOCKHOLDERS' EQUITY             $  5,145,015    $ 4,811,949

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                 $  9,778,497    $10,119,677

                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
            CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                SIX MONTHS             THREE MONTHS
                         ENDED NOVEMBER 30       ENDED NOVEMBER 30

                           1998       1997       1998       1997

NET SALES              $5,351,774 $5,173,477 $2,838,017 $2,675,565

COST OF PRODUCT SOLD    3,460,972  3,560,205  1,832,722  1,813,616
  Gross Profit           1,890,802  1,613,272  1,005,295    861,949


EXPENSES
Selling and             1,369,084  1,237,066    711,631    657,704
 Administrative

Profit (loss) from        521,718    376,206    293,664    204,245
  Operations

OTHER INCOME/(EXPENSE)
  Rental - Affiliates       5,000      5,000      2,500      2,500
  Miscellaneous            13,594      3,607      4,941      2,240
  Interest               (101,724)  (67,216)   (48,158)    (33,907)

NET OTHER                  83,130    (58,609)   (40,717)   (29,167)

NET INCOME BEFORE
PROVISION FOR TAXES      438,588     317,597    252,947    175,078
  Provision for Income
  Taxes                  154,895     110,700     88,898      56,275

INCOME BEFORE EQUITY IN
EARNINGS OF AFFILIATES   283,693     206,897    164,049    118,803

EQUITY IN EARNINGS OF
AFFILIATES                10,000     10,380      3,900      2,790

NET INCOME BEFORE MINORITY
STOCKHOLDERS' INTEREST   293,693    217,277    167,949    121,593
  Minority Stockholders'
  Interest                10,584     10,584      5,292      5,292


NET INCOME              $283,109   $206,693   $162,657   $116,301

Earnings Per Share (cents)  10.3        .07        5.9        .04

                               FORM 10-QSB
                          TAYLOR DEVICES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       SIX MONTHS ENDED NOVEMBER 30
                                            1998       1997
Cash Flows From Operating Activities
 Net income                              $283,109   $206,693
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization          152,160    130,560
   Equity in net income of affiliate      (10,000)   (25,200)
   Increase in cash value-life insurance      -0-        -0-
   Deferred income taxes                      -0-        -0-
   Tax benefit - stock option plan            -0-        -0-
   Minority stockholder's interest         10,584     10,584
   Common stock issued, charged to
    compensation expense, net                 -0-        -0-
   Interest income - funds held by trustee    -0-        -0-
   Changes in:
    Receivables                          (449,737)  (920,348)
    Inventories                           (57,107)   219,759
    Prepaid expenses                       36,290    136,663
    Payables - trade                     (267,674)   124,386
    Payables - affiliates                  15,276     10,295
    Advance payments, customers           116,080     70,496
    Accrued income taxes                  (14,605)  (149,842)
    Accrued expenses                      145,736   (178,269)
     Net cash provided by operating
     activities                           (39,888)  (364,223)
Cash Flows From Investing Activities
 Acquisition of property and equipment    (97,190)  (409,607)
 Proceeds from sale of tax free money
  fund held by trustee                        -0-        -0-
 Cash received from trustee                   -0-        -0-
 Cash remitted to trustee                 (68,057)   (66,250)
     Net cash used for investing
     activities                          (165,247)  (475,857)
Cash Flows From Financing Activities
 Financing costs paid                         -0-        -0-
 Borrowings - bank demand notes               -0-    300,000
 Repayments - bank demand notes         (300,000)        -0-
            - long-term debt            ( 78,950)   (101,197)
 Proceeds from issuance of common stock
  - employee stock purchase plan          49,957      10,796
  - exercise of stock options                 -0-     36,648
     Net cash used for financing
     activities                         (328,993)    246,247
     Net increase/(decrease) in cash
      and cash equivalents              (534,128)   (593,833)
Cash and Cash Equivalents Balance at
 Beginning of Year                     1,696,506   1,096,456
Cash and Cash Equivalents Balance at
End of Period                          1,162,378     502,623

                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of November 30, 1998 and May 31, 1998 and the results of operations for the three months and six months ended November 30, 1998 and November 30, 1997 and changes in financial position for the six months then ended.

2. There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. For the six month period ended November 30, 1998, the profit was divided by 2,757,543, which is net of the Treasury shares, to calculate the earnings per share. For the six month period ended November 30, 1997, the profit was divided by 2,754,700 to calculate the earnings per share, including Treasury shares.

4.   The results of operations for the six month period ended
     November 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:
                              Comparisons of six months ended
                            November 30, 1998 - November 30, 1997
                                      Increase  (decrease)

Net Sales                                  $ 178,297

Cost of Sales                                (99,233)

Selling, General and
 Administrative Expenses                     132,018

Other Expenses                                   -0-

Other Income                                   9,987

Interest Expense                              34,508

Net Profit Before Tax and
 Minority Shareholders' Interest             120,991

Provision for Income Tax                      44,195

Net Profit Before Equity in
 Earnings of Affiliates                       76,796

Equity in Earnings of Affiliates                (380)

Minority Stockholders' Interest                  -0-

Net Income                                    76,416

                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)


     For the six month period ending November 30, 1998, the Company reported record-high shipments of $5,351,774. Increased Selling, General and Administrative (SGA) expenses and interest expenses were more than offset by an improvement in gross margin dollars and percentage. Net Income for the six month period was $283,109, a 37% improvement over the same period ending November 30, 1997.


SIX MONTH PERIOD

     For the first six months of Fiscal Year 1999 (99YTD), shipments totaled $5,351,774, a 3.4% improvement over shipments recorded in the same period of Fiscal Year 1998 (98YTD). Much of the improvement is attributable to the increasing proportion of seismic products (recorded as progress billings) in the Company's product mix. Gross Margin performance improved, with respect to both dollars and percentage, as certain large defense and seismic orders closed out with favorable results. The Gross Margin for 99YTD was $1,890,802 and 35.5% of sales compared to $1,613,272 and 31.2% for 98YTD.

     Selling, General and Administrative expenses showed an increase in the six month period as outside commissions increased commensurate with the proportion of seismic related shipments. Expenses related to Shareholder Rights matters also impacted this period's SGA expenses. In total, 99YTD SGA expenses were $1,369,084 and 25.6% of net sales versus $1,237,066 and 23.9% for
98YTD. Net Other expenses were $83,130 for 99YTD versus $58,609 for 98YTD, due primarily to borrowing costs related to the plant expansion undertaken late last calendar year. Operating Income for 99YTD was $438,588 and 8.2% of net sales versus $317,597 and 6.1% for 98YTD.

     The impact of the Affiliates and the projected tax rate remained stable between the two periods being compared. Net Income for 99YTD was $283,109 and 5.3% of net sales compared to $206,693 and 4.0% for 98YTD. Earnings Per Share were 10.3 cents for 99YTD versus .07 cents for 98YTD.


SECOND QUARTER

     For the three months ending November 30, 1998 (Q299), shipments of $2,838,017 represented a 6.1% improvement over shipments for the three month period ending November 30, 1997
(Q298). Increased progress billings on seismic orders constituted the majority of this increase in sales volume. Gross Margin figures for Q299 were $1,005,295 and 35.4% of net sales, both representing improvement over results for Q298 of $861,949 and 32.2%. SGA expenses totaled $711,631 for Q299, which is 25.1% of net sales while Q298 SGA expenses of $657,704 represented 24.6% of


                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)


net sales. Other Expenses increased from $29,167 in Q298 to $40,717 for Q299, as explained above, due to interest expenses related to new facilities. Operating Income improved in Q299 to $252,947 and 8.9% of net sales from the Q298 results showing Operating Income of $175,078 and 6.5%. There were no significant differences in the contribution of the Affiliates nor in the projected tax rate between the two quarters being compared. Net Income for Q299 was reported as $162,657 and 5.7% of net sales versus $116,301 and 4.3% for the Q298.


YEAR 2000 DISCLOSURE

     The Company is continuing to address and analyze its situation with respect to the Year 2000 (Y2K) problem. As previously reported, the Company's primary integrated manufacturing/accounting software is an "off-the-shelf" widely used product designed to accommodate the Y2K problem. The Company is becoming increasingly less reliant on older spreadsheet and database programs to monitor and compile historical data and provide various analyses and reports. These older programs have been reviewed by the Company's software support vendor and should continue to function after January 1, 2000. Their failure to do so could result in some unknown level of inconvenience until they are adapted or replaced, but will have no impact on the Company's operations. All the Company's computers and servers have been tested for functionality after January 1, 2000, and any required modifications were made.
In QII of Fiscal Year 1999, the Company identified a potential two-fold problem with respect to its shareholder software. Since it acts as its own Stock Transfer Agent, the Company must be able to perform functions for its shareholders and communicate with clearing houses, depositories and the SEC.

     An outside consultant has been hired to recommend and implement any hardware or software modifications or improvements that are required to keep this area functional. It is anticipated the upgraded system will be in place by mid year of calendar 1999. The Company's purchasing department has contacted key vendors to determine if any of them anticipate experiencing significant Y2K problems enabling the Company to assess the risk, if any, from their lack of preparedness and will continue to make assessments throughout the year. All departments could temporarily function by using manual methods of operation should there be an unforseen Y2K problem.

     Certain key items will be scheduled for deliveries late in calendar year 1999 in order to minimize the impact of any potential problems. The Company has external communication links with its payroll service, government contract service the SEC filing system, and has less vital information links with its bank, credit report service and other institutions. Investigation of the functionality


                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)


of these links will be undertaken in the first quarter of calendar year 1999. At this time, management is unaware of any Y2K problems, other than those that are beyond our control; these being the responsibility of the federal and state governments, or other corporate entities.

     A committee comprised of management and supervisory personnel has been formed to monitor the progress and costs of any required modifications in the upcoming months. To date, the company has not incurred any material costs in analyzing or correcting any Y2K problem area, nor does it foresee any. Consequently, the company does not anticipate the need for the establishment of any system to trace costs incurred by this effort.


OTHER

     There were no significant changes in the Company's balance sheet between the two periods under comparison. Inventory levels are expected to decrease in the next few months as some longer term projects, taken without progress payment provisions, are shipped.

     Management continues to view the seismic protection market as the Company's logical source for growth potential. The Company has responded to the demand from customers in this market for short notice deliveries by undertaking an integrated engineering /manufacturing effort to increase standardization within the line of seismic products it offers. Some of the initial products produced under the new standardization guidelines will be shipped in the third quarter of Fiscal Year 1999.

     At the halfway point in Fiscal Year 1999, Management anticipates that the results for FY99 will be similar to and possibly improved over those for the full year FY1998. The timing of the receipt of certain significant potential orders and the delivery schedule for those orders may have an impact on the Company's reported performance in the short term.

                          FORM 10-QSB
                      TAYLOR DEVICES, INC.

PART II - OTHER INFORMATION

     ITEM 1   Legal Proceedings

          The Company is not currently engaged in any litigation.

     ITEM 2   Changes in Securities - None

     ITEM 3   Defaults Upon Senior Securities - None

     ITEM 4   Submission of Matters to Vote of Securities Holders

     1.   At the Annual Meeting of Shareholders on November 6,
          1998:

          A. Management's proposed slate of Directors was approved by the Shareholders as well as an amendment to the By-Laws to create a Classified Board. The following are vote totals and term expirations for each Director:
                                                            Term
                                   Votes     Votes     Expiration
                                   Withheld    For          Date

               Douglas P. Taylor    30,644    2,107,337    2001
               Richard G. Hill      58,776    2,080,705    2000
               Joseph P. Gastel     38,258    2,101,223    1999
               Donald B. Hofmar     41,010    2,098,471    2000
               Randall L. Clark     29,723    2,109,760    2001

          B.   The Shareholders voted to adopt the 1998 Taylor
               Devices, Inc. Stock Option Plan.

     ITEM 5   Other Information

     In the period of 6/1/98 to 11/30/98, the Company's reported total of outstanding shares increased by 20,845, as itemized below:

          1.   Employee Stock Purchase Plan      13,845
          2.   Director Stock Option Plan         7,000
                                                 20,845
     ITEM 6   Exhibits and Reports

          EX-3.(i)(viii)Amendment to Certificate of Incorporation as filed with the New York Department of State on October 9, 1998.

          EX-3.(ii)(ix) Amendment to Article II, Section 3 and 6 of the By-laws creating a Classified Board of Directors.
                          FORM 10-QSB
                      TAYLOR DEVICES, INC.


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