Form 10QSB
period 1999-02-28
TAYLOR DEVICES INC
filed 1999-04-13
CIK 96536

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended February 28, 1999

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

Yes  X   No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.



          CLASS                 Outstanding at February 28, 1999
      Common Stock                          2,789,595
 (2-1/2 cents par value)

                           FORM 10-QSB
                   TAYLOR DEVICES, INC. - INDEX


PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets            3
               February 28, 1999, and May 31, 1998.

               Consolidated Condensed Statements of Income      4
               for nine months ended February 28, 1999 and February 28, 1998, and three months ended
               February 28, 1999 and February 28, 1998.

               Consolidated Condensed Statement of              5
               Cash Flows - nine months ended
               February 28, 1999 and February 28, 1998.

               Notes to Consolidated Condensed Financial        6
               Statements.


     Item 2.   Management's Discussion and Analysis of the      7
               Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               12

     Item 2.   Changes in Securities                           12

     Item 3.   Defaults upon Senior Securities                 12

     Item 4.   Submission of Matters to Vote of Security       12
               Holders

     Item 5.   Other Information                               12

     Item 6.   Exhibits and Report on Form 8-K                 12


SIGNATURES                                                     13

                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
                   CONSOLIDATED BALANCE SHEET

     ASSETS                              02/28/99        5/31/98
Current
  Cash                                  $  726,359    $ 1,696,506
  Funds Held By Trustee                      - 0 -        113,193
  Trade Accounts Receivable               2,185,483      1,613,087
  Inventories                              3,095,547      3,032,239
  Prepaid and Refundable Income Taxes       25,635         65,308
  Prepaid Expenses                          22,759        111,400
      Total Current Assets             $ 6,055,783    $ 6,631,733
Investments - Affiliate, at equity         238,692        222,392
Property and Equipment - Net             2,855,228      2,917,808
Other Assets
  Other                                    525,594        347,744
     Total Other Assets                $   525,594    $   347,744

TOTAL ASSETS                           $ 9,675,297    $10,119,677

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Current Portion of Long Term Debt    $   316,706    $   327,287
  Payables -   Trade                       856,159      1,226,035
          Affiliate-Current                158,001        117,349
          Construction-in-Progress           - 0 -          - 0 -
  Accrued Income Tax                       183,668        165,481
  Accrued Expenses                         619,309        476,857
  Advanced Payments - Customers            244,457        756,659
     Total Current Liabilities         $ 2,378,300    $ 3,069,668

Non Current
  Long Term Debt                       $ 1,729,131    $ 1,952,724
  Deferred Income Tax                       20,900         20,900
     Total Non Current Liabilities     $ 1,750,031    $ 1,973,624

Minority Stockholders' Interest        $   275,020    $   264,436

     STOCKHOLDERS' EQUITY
  Common Stock, par value $.025 a

  share, authorized 8,000,000 shares   $    70,584    $    69,129
  Paid - In Capital                      2,652,471      2,562,654
  Retained Earnings                      2,632,044      2,263,319
Less: Cost of Treasury Stock:
   28,432 shares                            83,153         83,153
TOTAL STOCKHOLDERS' EQUITY             $ 5,271,946    $ 4,811,949

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                 $ 9,675,297    $10,119,677






                         FORM 10-QSB
                       TAYLOR DEVICES, INC.
            CONSOLIDATED CONDENSED STATEMENT OF INCOME


                        NINE MONTHS            THREE MONTHS
                     ENDED FEBRUARY 28        ENDED FEBRUARY 28

                     1999        1998         1999        1998

NET SALES          $8,115,916  $7,437,578  $2,764,142  $2,264,101

COST OF PRODUCT
SOLD                5,138,419   4,942,775   1,677,447   1,382,570
  Gross Profit      2,977,497   2,494,083   1,086,695     881,531


EXPENSES
Selling and Admin-
 istrative          2,155,859   1,874,419     786,775    637,353
Profit(loss)from
 Operations           821,638     620,384     299,920    244,178
OTHER INCOME/(EXPENSE)
Rental - Affiliates     7,500       7,500       2,500      2,500
Miscellaneous          14,173       5,091         579      1,484
Interest             (141,270)   (107,883)    (39,546)   (40,667)
NET OTHER            (119,597)    (95,292)    (36,467)   (36,683)
NET INCOME BEFORE
PROVISION FOR TAXES   702,041     525,092     263,453     207,495
  Provision for
  Income Taxes        240,284     160,585      85,389      49,885

INCOME BEFORE EQUITY IN
EARNINGS OF
AFFILIATES            461,757     364,507     178,064     157,610
EQUITY IN EARNINGS OF
AFFILIATES             16,300      15,645       6,300       5,265
NET INCOME BEFORE
MINORITY STOCK -
HOLDERS' INTEREST     478,058     380,152     184,364     162,875
  Minority
  Stockholders
  Interest             18,060      17,110      (7,476)      6,526
NET INCOME          $ 459,997   $ 363,042   $ 176,888   $ 156,349

Earnings Per Share  $    .165   $    .131   $    .063   $    .056

                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    NINE MONTHS ENDED FEBRUARY 28
                                             1999        1998
Cash Flows From Operating Activities
 Net income                             $  459,997   $ 363,042
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization           230,640     205,840
   Equity in net income of affiliate       (16,300)    (15,645)
   Increase in cash value - life insurance       0           0
   Deferred income taxes                   (39,673)          0
 Tax benefit - stock option plan                 0           0
   Minority stockholder's interest          10,584      17,110
   Common stock issued, charged to
   compensation expense, net                     0           0
   Interest income -
    funds held by trustee                        0           0
   Changes in:
    Receivables                           (572,396)   (796,416)
    Inventories                            (63,308)    (31,478)
   Prepaid expenses                         88,641       2,044
   Payables - trade                       (369,876)   (171,204)
   Payables - affiliates                    40,652      41,477
   Advance payments, customers            (701,978)    321,227
   Accrued income taxes                     18,187     (33,470)
   Accrued expenses                        142,452    (243,629)
     Net cash provided by operating
     activities                           (772,378)   (341,102)
Cash Flows From Investing Activities
Acquisition of property and equipment     (168,060)   (638,487)
 Proceeds from sale of tax free money fund
  held by trustee                                0           0
 Cash received from trustee                      0           0
 Cash remitted to trustee                  113,193     108,041
     Net cash used for investing
     activities                            (54,867)   (530,446)
Cash Flows From Financing Activities
 Financing costs paid                            0           0
 Borrowings - bank demand notes            300,000     520,000
 Repayments - bank demand notes           (300,000)   (160,000)
 - long term debt                         (234,174)    556,060
 Proceeds from issuance of common stock
 - employee stock purchase plan             71,522      47,856
 - exercise of stock options                19,750      21,187
Net cash used for financing activities    (142,902)    985,103
     Net increase/(decrease) in cash and
      cash equivalents                    (970,147)    113,555
Cash and Cash Equivalents Balance at
 Beginning of Year                       1,696,506   1,096,456
Cash & Cash Equivalents Balance at
 End of Period                          $  726,359  $1,210,011

                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of February 28, 1999 and May 31, 1998 and the results of operations for the three months and nine months ended February 28, 1999 and February 28, 1998 and changes in financial position for the nine months then ended.

2. There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. To calculate the earnings per share for the nine month period ended February 28, 1999, the profit was divided by 2,789,595 shares outstanding. For the nine month period ended February 28, 1998, the profit was divided by 2,733,447 shares outstanding to calculate the earnings per share.

4.   The results of operations for the nine month period ended
     February 28, 1999 are not necessarily indicative of the results to be expected for the full year.





























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

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this report, which are not historical facts, are forward-looking statements. As such, these statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, pricing pressures, the need for the Company to keep pace with customer needs and technological developments,and other risks.

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:
                               Comparisons of nine months ended
                            February 28, 1999 - February 28, 1998
                                       Increase  (decrease)

Net Sales                                   $  678,338

Cost of Sales                                  195,644

Selling, General and                           281,440
 Administrative Expenses
Other Expenses                                   - 0 -

Other Income                                     9,082

Interest Expense                                33,387

Net Profit Before Tax and                      176,949
 Minority Shareholders' Interest
Provision for Income Tax                        76,699

Net Profit Before Equity in                     97,250
 Earnings of Affiliates
Equity in Earnings of Affiliates                   835

Minority Stockholders' Interest                    950

Net Income                                      96,955

                         FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)


     For the nine month period ending February 28, 1999 the Company reported record shipments of $8,115,916. Continued favorable gross margin performance combined with the higher shipment volume offset increased Selling, General and Administrative expenses, producing in a Net Income Figure of $459,997.

RESULTS FOR THE NINE MONTHS YEAR-TO-DATE

     Shipments for the nine month year to date period ending February 28, 1999 (YTD99) were $8,115,916, the highest nine month total recorded in the Company's history. The figure is 9.1% higher than the previous record, set in Fiscal Year 1998 (YTD98). All three primary segments of the Company's business - Industrial,Seismic and Aerospace/Defense - made strong contributions to the shipments figure. Gross Margin for YTD99 was $5,138,419 and 36.7% of sales compared to $4,942,775 and 33.6% for YTD98. Management believes this improvement is attributable to its continuing efforts at standardization in the seismic product line, improving margins on long term delivery items and better profit estimation on progress bill projects nearing completion.

     Selling, General and Administrative (SGA) expenses increased to $2,155,859 and 26.4% of sales from $1,874,419 and 25.21%. The change was caused primarily by higher commission and royalty rates related to the product mix and legal and administrative expenses generated by the Company's efforts to protect its stockholders' rights. Operating Income for YTD99 was $821,368 and 10.12% of net sales, up from $620,384 and 8.35% in YTD98.

     Net Other Expense increased to $119,597 for YTD99 from $95,292 for YTD98 as interest expenses from the Company's capital improvements in Fiscal Year 1998 made their impact. Income Before Equity in Earnings of Affiliates improved from $364,507 and 4.9% in YTD98 to $461,757 and 5.7% in YTD99. With no significant change in the net impact of the Company's affiliates for the two periods under discussion, the reported Net Incomes for the two periods were: $459,997 and 5.7% for YTD99; and $363,042 and 4.9% for YTD98. Earnings per share improved by 25.9% in YTD99, from $.131 to $.165.









                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
                MANAGEMENT'S DISCUSSION (CON'T)


RESULTS FOR THE THIRD QUARTER

     For the three month period ending February 28, 1999 (99Q3) Net Sales of $2,764,142 represented a 22% increase over the $2,264,101 in net sales reported for the three month period ending February 28, 1998 (98Q3). This improvement is attributable to several factors, including customer delivery schedules and the functionality of the Company's seismic assembly and test facility. As was noted in the section above, all segments - Industrial, Seismic and Aerospace Defense - participated in the higher volume of shipments. Gross Margin for 99Q3 was $1,086,695 and 39.3% of Sales which has improved from $881,531 and 38.9% for 98Q3. The 99Q3 SGA expenses totaled $786,775 or 28.5% and in 98Q3, figures of $244,178 or 28.2%.
Operating Income in 99Q3 was $299,920 and 10.8% of Sales, compared to the 98Q3 figures of $244,178 and 10.8%. Net
Other Expenses stayed essentially constant between the two periods as did the net impact of the affiliates. Net Income for 99Q3 was $176,888 and $.063 per share improving from the 98Q3 figures of $156,349 and $.056.

OTHER

     The Company's Balance Sheet continues to reflect a strong and stable performance by the Company. The Company's sales and engineering staffs are making progress on a number of potentially significant projects. Major technical progress has been made on the flat damper project which will now proceed to an intensive testing phase. A current OEM product has been modified to function as an end-of-travel buffer in motion simulation equipment and the Company believes it will be participating in the construction of a major sports/entertainment stadium on the West Coast. Other opportunities have appeared in the aerospace/defense market. With respect to vibration isolation of navel navigation systems, the Company is currently pursuing opportunities along two tracks: designing protection for smaller navigation systems and developing the technology required to meet more stringent vibration noise levels. The potential for significant business exists for these products, particularly if the Navy implements a retro-fit program on existing vessels.

     Based on year to date results and projections of fourth quarter performance, Management believes Fiscal Year 1999 results will approach and possibly exceed those achieved in Fiscal Year
1998.
                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                 MANAGEMENT'S DISCUSSION (CON'T)


YEAR 2000 DISCLOSURE

     Certain statements included in this discussion regarding the Company's Year 2000 compliance are forward looking statements. These include management's best estimates for completion dates for various phases and priorities, testing to be performed, costs to be spent for compliance, either by the Company or third parties. These forward looking statements are subject to various factors which may materially affect the Company's efforts in that regard. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct, if needed, any relevant software and embedded components, the compliance of critical vendors, and similar uncertainties. The Company's assessments of the effects of Year 2000 on the Company are based, in part, upon the information received from third parties and the Company's reliance on such information, if and when received. Consequently, the risk that inaccurate information has been supplied by third parties, and upon which the Company may rely,must be considered as a risk factor that could affect the Company's Year 2000 efforts. The Company is attempting to reduce such risks by utilizing an organized approach, extensive testing and allowance of ample contingency time to address issues identified by tests.

     The Company is continuing to address and analyze its situation with respect to the Year 2000 (Y2K) problem. As previously reported, the Company's primary integrated manufacturing/accounting software is an "off-the-shelf" widely used product designed to accommodate the Y2K problem. Should they fail, it could result in some unknown level of inconvenience until they are adapted or replaced. All the Company's computers and servers have been tested for functionality after January 1, 2000, and if required, modifications were made. In QII of Fiscal Year 1999, the Company identified a potential problem with respect to its shareholder software. Since it acts as its own Stock Transfer Agent and Agent for Tayco, the company must be able to perform functions for its shareholders and communicate with clearing houses, depositories and the SEC.

     An outside computer programming consultant has been hired to implement a new program to meet Y2K requirements. The upgraded system will be in place by Fiscal Year end. The Company's purchasing department has contacted key vendors to determine if any of them anticipate experiencing significant Y2K problems enabling the Company to assess the risk, if any, from their lack of preparedness. The Company will continue to make assessments throughout the year. The Company feels it could temporarily


                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
                MANAGEMENT'S DISCUSSION (CON'T)


function by using manual methods of operation should their be an unforseen Y2K problem.

     Certain key items are being scheduled for deliveries late in calender year 1999 in order to minimize the impact of any potential problems. The Company has external communication links with its payroll service, government contract service, the SEC filing system, and has less vital information links with its bank, credit report service and other institutions.
Investigation of the functionality of these links are also being addressed. At this time, management is unaware of any Y2K problems, other than those that are beyond our control; these being the responsibility of the federal and state governments, or other corporate entities.

     The Y2K committee continues to monitor the progress and costs of any required modifications for the upcoming months. To date, the Company has not incurred material costs to analyze or correct Y2K problem areas, nor does it foresee any. Consequently, the Company does not anticipate the need for the establishment of any system to trace costs incurred by this effort.

                          FORM 10-QSB
                      TAYLOR DEVICES, INC.



PART II - OTHER INFORMATION

     ITEM 1    Legal Proceedings
               - none.

     ITEM 2    Changes in Securities
               -  None

     ITEM 3    Defaults Upon Senior Securities
               -  None

     ITEM 4    Submission of Matters to Vote of Securities
               Holders
               -  None

     ITEM 5    Other Information
               -  In the period of 6/1/98 to 2/28/99, the
               Company's reported total of outstanding shares increased by 58,197, as itemized below:

               1.  Employee Stock Ownership Plan     27,197
               2.  Director Stock Option Plan        31,000
                                                     58,197

               The Company has returned to its treasury, 5,300 shares of its Common Stock purchased on the open market as follows:

               1.  1/12/99 - 1,000 shares @ $2 1/4
               2.  1/13/99 - 1,000 shares @ $2 3/8
               3.  1/14/99 - 1,000 shares @ $2 1/2
               4.  1/20/99 - 1,500 shares @ $2 3/4
               5.  2/10/99 -   800 shares @ $2 9/16

     ITEM 6    Exhibits and Reports of Form 8-K
               - None

                          FORM 10-QSB
                      TAYLOR DEVICES, INC.





SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TAYLOR DEVICES, INC.
(Registrant)



By   /s/ Douglas P. Taylor                        Date:  4/09/98
     Douglas P. Taylor
     Chairman of the Board of Directors
     President
     (Principal Executive Officer)



          AND




By   /s/ Kenneth G. Bernstein                     Date:  4/09/98
     Kenneth G. Bernstein
     Chief Accounting Officer
     Treasurer