Form 10KSB
period 1999-05-31
TAYLOR DEVICES INC
filed 1999-08-27
CIK 96536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year Commission file number 0-3498

ended May 31, 1999

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

Yes __X___ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to Form 10-KSB [ ].

Issuer's revenues for its most recent fiscal year are $11,145,300.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12-b 2 of the Exchange Act) of the issuer, computed by reference to the average of the bid and asked price on August 27, 1999 was: $3,579,103. In addition to shares held by affiliates, this calculation also excludes shares of the issuer's common stock that are held by Schedule 13D filers.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

Class Outstanding at August 27,1999

Common Stock, $.025 par value 2,785,233

TAYLOR DEVICES, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Form 10-KSB Reference

Form 10-KSB Part I, Items 1-4

Part II, Items 5-8 and

Part III, Item 13

Proxy Statement Part III, Items 9-12

FORM 10-KSB INDEX

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY

HOLDERS............................................................................................................10

PART II........................................................................................................................................................10

ITEM 5. MARKET FOR COMMON EQUITY AND

RELATED STOCKHOLDER MATTERS...........................................................10

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION.............................................................................................11

ITEM 7. FINANCIAL STATEMENTS..............................................................................13

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE....................................13

PART III......................................................................................................................................................14

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND

CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a)

OF THE EXCHANGE ACT.................................................................................14

ITEM 10. EXECUTIVE COMPENSATION........................................................................14

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

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

Competition

The Company faces no significant competition with respect to most of its products, many of which are patented. The Company, however, faces greater competition on mature aerospace and defense programs which may use more conventional products manufactured under less stringent government specifications. Two foreign companies are the Company's competitors in the production of crane buffers.

The Company's principal competitors for the manufacture of products in the aerospace and commercial aerospace industries field are Cleveland Pneumatic Tool Company in Cleveland, Ohio, and Menasco Manufacturing Company in Burbank, California. While the Company is competitive with these companies in the areas of pricing, warranty and product performance, due to limited financing and manufacturing facilities, the Company cannot compete in the area of volume production.

The Company competes directly against two other firms supplying seismic damping devices, as well as numerous other firms which supply alternative seismic protection technologies.

Raw Materials and Supplies

The principal raw materials and supplies used by the Company in the manufacture of its products are provided by numerous U.S. suppliers, the loss of any one of which would not materially affect the Company's operations.

Patents, Trademarks and Licenses

Under a License Agreement ("License Agreement") dated November 1, 1959, between the Company and Tayco Developments, Inc. ("Developments"), the Company was granted preferential rights to market, in the United States and Canada, all existing and future inventions and patents developed by Developments. The term of this License Agreement is the life of the last-to-expire patent on which the Company is paying royalties, which is the year 2017. During the life of the patent, the Company pays Developments a 5% royalty on sales of items sold and shipped. During FY99, the Company incurred royalties to Developments of $173,614. Payments are required to be made quarterly without interest; payments are current.

The License Agreement also provides for Developments to pay the Company 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement, as well as on apparatus and equipment subject to the License Agreement but modified by the Company, with rights to such modification having been assigned to Developments. No royalties were received in FY99; royalties, if any, are paid quarterly.

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

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales. No extended payment terms are offered. During FY99, delivery time after receipt of orders averaged 12 to 14 weeks for the Company's standard products. Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects utilizing custom designed components of the Company.

Dependence Upon Customers\Government Contracts

The Company is not dependent on any one or a few major customers.

Contracts between the Company and the federal government or its independent contractors are subject to termination at the election of the federal government. Contracts are generally entered into on a fixed price basis. From time to time, the Company has also entered into a cost plus defense contract. If the federal government should further limit defense spending, these contracts could be reduced or terminated, which could have a materially adverse effect on the Company.

Research and Development

The Company does not normally engage in any major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the government. See Item 01. Business, "Patents, Trademarks and Licenses". The Company, however, engages in research testing of its products. For the fiscal years ended May 31, 1999 and May 31, 1998, the Company expended $167,078 and $139,805 respectively, on manufacturing research through its affiliate, Developments. The Company spent $185,400 and $165,590 on research and development in FY99 and FY98, respectively. For FY99 and FY98, defense sponsored research and development totaled $62,845 and $55,257, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 1999, the Company had 81 full time and 3 part time employees, not including 3 executive officers. The Company has good relations with its employees.

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

Rental payments, equivalent to payments of principal and interest due, are made quarterly by the Company over the term of the Lease, and are sufficient to amortize the $1,250,000 tax-exempt industrial development revenue Series A Bonds (the "Bond") issued by the NCIDA. The payments reimburse Marine Midland Bank, N.A. (now HSBC Bank, N.A.) ("HSBC"), as issuer of the five (5) year direct-pay irrevocable letter of credit, which is drawn upon by Bankers Trust Company, as Trustee, for the benefit of the bondholders. The Bond bears interest at the HSBC Adjustable Rate Service ("MMARS") rate, plus an incremental amount designated by HSBC Securities, Inc. (the "Remarketing Agent"). The MMARS rate reflects the current bid-side yield of the highest rate short-term, federally tax exempt obligations currently being traded, announced weekly by the Remarketing Agent, not to exceed 15% per annum, and is the minimum rate of interest necessary to enable the Remarketing Agent to remarket the Bond at par. Annual principal payments by the Company in June of each year range from $25,000 to $150,000, including a final principal payment of $45,000 upon maturity on June 1, 2009. The Bond may be redeemed in whole, or in part, on any quarterly interest payment date, without penalty or premium. The principal amount outstanding on the Bond as of May 31, 1999 is $765,000. All payments are current.

Rental payments are secured by the liens of the Master Indenture between the NCIDA and the Trustee, the Series Supplemental Indenture between the NCIDA and the Trustee, and the Series Mortgage from the NCIDA, the Company, and Tayco Realty, to HSBC, as well as by other collateral security arrangements. When the Bond matures on June 1, 2009, the Company must purchase the Facility from the NCIDA for $1.00.

A renewal note dated June 1, 1998 due June 1, 2008 in the face amount of $174,778 is held by HSBC on property located at 90 Taylor Drive, North Tonawanda.

A mortgage note dated January 1998, due January 1, 2013 in the face amount of $400,000 is also held by HSBC on property located at 90 Taylor Drive, North Tonawanda, with an interest rate equal to the bank's private interest rate plus 1%. A monthly payment of $2,222.22 is due on the first of each month. The principal balance at May 31, 1999 is $393,333. All payments are current.

Except for the premises leased from the NCIDA, Company leases portions of both the building and the property on which it is located from Tayco Realty, an affiliate. Pursuant to the Lease Agreement between the Company and Tayco Realty Corporation ("Tayco Realty"), rental payments from June 1, 1998 to May 31, 1999 totaled $159,600 with standard terms and conditions, renewed on November 1, 1995 for a term of ten years. The annual rental amount is renegotiated by management of the two companies. The total rent paid by the Company is determined by a base rate and is subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by the Company. The Company also pays for certain expenses incurred for the operation of the facilities. In addition, the Company leases a separate warehouse for storage from an unrelated third-party, consisting of approximately 3,600 square feet at $825 per month. The warehouse is located approximately one-half mile from the above-referenced production facilities and office space. The actual rental expense incurred by the Company for fiscal 1999 was $9,900.

The following tables provide information regarding the properties discussed in this Item 2. Description of Property.

TAYLOR DEVICES, INC. AND SUBSIDIARY

DISCLOSURE FOR REG. 228.102© FOR FILING 10-KSB

5/31/99

Reg. 228.102(c)-Real Estate

ACCUM. NET

DEPREC. BOOK

5/31/99 VALUE

PROPERTY LOCATION COST (BOOK) 5/31/99

90 & 100 Taylor Drive

N. Tonawanda, NY 14120

(see below)

Land $ 141,483 N/A $ 141,483

Buildings 1,154,353 $ 537,275 617,078

Improvements 1,570,427 338,126 1,232,301

TOTAL $ 2,866,263 $ 875,401 $1,990,862

ACCUM. NET PERCENT-

DEPREC. BOOK AGE OF

5/31/99 VALUE TOTAL

PROPERTY LOCATION COST (BOOK) 5/31/99 ASSETS

90 Taylor Dr.

N. Tonawanda, NY 14120

Land $ 107,363 N/A $ 107,363

Building 428,506 381,094 47,412

Building Improve-Realty 38,717 14,318 24,399

Building Improve-Devices 1,531,710 323,808 1,207,902

TOTAL $2,106,296 $ 719,220 $1,387,076 13.4%

100 Taylor Dr.

N. Tonawanda, NY 14120

Land $ 34,120 N/A $ 34,120

Building 725,847 156,181 569,666

TOTAL $ 759,967 $156,181 $ 603,786 5.8%

Taylor Devices, Inc. & Subsidiary

Total Assets as of May 31, 1999 $10,350,725

Reg. 228.102(c)(7)(vi)(A-D)

FEDERAL FEDERAL FEDERAL FEDERAL NET TAX

DEPREC. LIFE TAX ACCUM. BASIS

PROPERTY LOCATION METHODS CLAIM COST DEPREC. 5/31/99

90 & 100 Taylor Dr.

N. Tonawanda, NY

14120 (see below)

STR.

LINE,

ACRS, 15-40

Building MACRS Yrs. $1,154,353 $576,921 $ 577,432

STR.

LINE,

Building ACRS, 7-40

Improvements MACRS Yrs. 1,570,427 285,720 1,284,707

$2,724,780 $862,641 $1,862,139

SUPPORTING SCHEDULE

Reg. 228.102(c)(7)(vi)(A-D)

FEDERAL FEDERAL FEDERAL FEDERAL NET TAX

DEPREC. LIFE TAX ACCUM. BASIS

PROPERTY LOCATION METHODS CLAIM COST DEPREC. 5/31/99

90 Taylor Dr.

N. Tonawanda, NY

14120

STR.

LINE,

ACRS, 15-25

Building MACRS Yrs. $ 428,506 $ 381,094 $ 47,412

STR.

LINE,

Building ACRS, 7-31.5

Improve-Realty MACRS Yrs. 38,717 14,318 24,399

STR.

LINE,

Building ACRS, 15-40

Improve-Devices MACRS Yrs. 1,531,710 271,402 1,260,308

Total $ 1,998,933 $666,814 $1,332,119

100 Taylor Drive

N. Tonawanda, NY

14120

STR.

LINE, 19-40

ACRS,

Building MACRS Yrs. $ 725,847 $ 195,827 $ 530,020

Reg. 228.102(c)(2)

The Company leases approximately 800 square feet of office and research and development space to Developments pursuant to a three year, annually reviewed, lease agreement between the Company and Developments. Rental payments for fiscal 1999 totaled $10,000. The lease is automatically renewed, unless canceled by written notice each to the other party. The lease agreement has been renewed for fiscal 2000 at a base rental of $10,000. The total rent paid by Developments is determined in accordance with the base rental, and is subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by Developments. The real property utilized by Developments is in good condition and adequate for its present operations.

ITEM 3. LEGAL PROCEEDINGS

None except for routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock trades on the Small Cap Market tier of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol TAYD. The high and low market prices noted below for the quarters of FY98 and FY99 are obtained from NASDAQ.

Fiscal 1999 Fiscal 1998

High Low High Low

First Quarter 3.6876 3.3336 5.014 4.961

Second Quarter 3.1876 2.667 4.538 4.390

Third Quarter 2.7823 2.028 4.492 4.111

Fourth Quarter 2.419 2.214 4.458 3.979

Holders

As of May 31, 1999, the outstanding and issued share amount was 2,784,676 shares and the approximate number of record holders of the Company's Common Stock was 1,333. Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

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

The Company posted record figures for Revenues, Gross Margin, Operating Income, Net Income and Earnings Per Share in FY99. This performance was largely attributable to an increased volume of shipped seismic products, and the profitability of those shipments.

Net Shipments for FY99 of $11,145,309 represented an 8.9% increase over the shipments of $10,234,022 for FY98. The improvement of approximately $911,000 was the net of an increase of approximately $1,901,000 in seismic/commercial sales offsetting a decrease of approximately $990,000 in aerospace/defense/government sales. The shift in the product mix was dictated primarily by two factors, end-user delivery requirements and the Company's ability to assemble/test seismic products in its new facility.

The Gross Margin for FY99 of 4,277,521 (38.4% of net sales) compares very favorably to the Gross Margin of $3,715,047 (36.3%) for FY98 with the $562,474 increase representing a 15% improvement. Much of the improvement in Gross Margin performance is attributable to the seismic product shipments as the Company's engineers continued their concerted efforts to standardize basic seismic product components, thereby allowing the production function to manufacture in larger quantities. Another significant factor in the Gross Margin figure was the Company's increasing ability to estimate costs-to-complete on progress billed jobs. Using enhanced features of the manufacturing control software, Management was able to better determine the current and future costs of an order and take profits in the appropriate period.

Selling, General and Administrative (SGA) expenses totaled $3,065,932 and 27.5% of Net Sales in FY99 versus $2,888,087 and 28.22% in FY98. The pure dollar increase was generated primarily by personnel related expenses, including commissions while the decrease in SGA as a percentage of sales indicated overall continued stability in the function.

Net Operating Income exceeded the $1,000,000 level for the first time in the Company's history, finishing at $1,211,589, an increase of $384,629 over the FY98 figure of $826,960. The figure for FY98 was impacted by significant start-up expenses related to addressing new directions in the seismic market. The figure for FY99 did not include significant expenses of this nature. Net Other Expenses were almost unchanged, totaling $95,241 in FY99 and $97,772 in FY98.

Taxes for FY99 were booked at $407,900, a rate of 36.5% compared to $275,000 and 37.7% in FY98. The net impact of Equity Income and Minority Shareholders' Interest was minimal for both fiscal years at an income of $3,224 in FY99 versus an income of $8,035 in FY98. Net Income for FY99 was recorded as $711,672 which represents 6.4% of Net Sales, and Earnings Per Share of $.26. For FY98, these figures were $462,223 or 4.5% and $.17, respectively. As mentioned previously, the Net Income figure of $711,672 represents the highest figure ever posted by the Company. The Net Income is almost 54% higher than FY98 and is 16% higher than the previous record Net Income of $612,321 recorded in FY96 when the Company, taking advantage of loss carry-forwards, paid taxes at a 22% rate.

Overall, the Company's Balance Sheet reflects the Company's continuing strength and stability. The cash balance position is in good condition with a balance of $1,248,640. The decline of $447,000 in cash between FY98 and FY99 is just about equally offset by a $479,000 decline in Trade Accounts Payable, with both movements reflecting the conversion of prepaid balances into inventory and then into shipments. At this time, Management believes the Company's cash reserves, anticipated cash flows and short-term borrowing facilities are sufficient for the Company's requirements for the upcoming fiscal year and beyond. There are no current plans for any activity which would require raising additional funds. Receivables rose about $320,000 as proportionately more of the Company's shipments were recorded as progress billings which traditionally entail longer collection periods. All other asset items remained stable or displayed expected movement except the item entitled "Costs and estimated earnings in excess of billings", which is explained in Note 3 of the attached Notes. There was no significant shift of balances on the liability/equity side of the balance sheet, except for the decreased Trade Accounts Payable balance previously referenced and a $315,000 decrease in long term debt.

The record results for FY99 were produced by a very favorable combination of events, foremost being the profitability of the product mix and timing of releases in customers' delivery schedules. Looking forward, management believes that certain of the elements contributing to the performance for FY99 will still be present in FY00, but their proportions are indeterminate at this early stage of the fiscal year. Management is aware of and is pursuing sizeable opportunities in the seismic and aerospace/defense market, but the Company's success in obtaining orders, and their impact on FY00, if obtained, is unknown at present. At this point, Management believes that FY00 will be another year showing good sales and strong financial results.

YEAR 2000 DISCLOSURE

Certain statements included in this discussion regarding the Company's Year 2000 ("Y2K") compliance are forward looking statements. These include Management's best estimates for completion dates for various phases and priorities, testing to be performed, and costs to be spent for compliance, either by the Company or third parties. These forward looking statements are subject to various factors which may materially affect the Company's efforts in that regard. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct, if needed, any relevant software and embedded components, the compliance of critical vendors, and similar uncertainties. The Company's assessments of the effects of Y2K on the Company are based, in part, upon the information received from third parties and the Company's reliance on such information, if and when received. Consequently, the risk that inaccurate information has been supplied by third parties, and upon which the Company may rely, must be considered as a risk factor that could affect the Company's Y2K efforts. The Company is attempting to reduce such risks by utilizing an organized approach, extensive testing and allowance of ample contingency time to address issues identified by tests.

The Company continues to address and analyze its situation with respect to the Y2K problem. All departments have been inspected and nearing completion of analysis of potential Y2K problems. As previously reported, the Company's primary integrated manufacturing/accounting software is an "off-the-shelf," widely used product designed to function in the Y2K environment, but failure could conceivably result in some unknown level of inconvenience, until adapted or replaced. All Company computers and servers have been tested for functionality after January 1, 2000.

An outside computer programming consultant was hired to implement hardware and software modifications and improvements throughout the Company. In order to help the Company to assess the risk, if any, from third-party lack of preparedness, and the Company's purchasing department has contacted key vendors to determine if any of them anticipate experiencing significant Y2K problems. These assessments are 98% completed. The Company will continue to make assessments throughout 1999.

The Company has external communication links with its payroll service, government contract service, the SEC filing system, and has less vital information links with its bank, credit report service and other institutions, most of which have informed the Company to be Y2K ready. Investigation of the functionality of these links is ongoing. The Company acts as its own, and as Developments', stock transfer agent. In connection with this function, the Company's newly installed Y2K shareholder program has been tested for Y2K readiness and is currently operating.

Some software manufacturing items have been scheduled for delivery late in calendar year 1999 to minimize the impact of potential Y2K problems. The Y2K Committee designated by the Company's Board of Directors continues to monitor the progress and costs of any required modifications. To date, the Company has not incurred any material costs in this regard. Consequently, the Company does not anticipate any need to establish a system to trace costs incurred by this effort. At this time, Management is unaware of any Y2K problems, other than those that are beyond its control. The Company believes that it can function temporarily, if need be, by using manual methods of operation should an unforeseen Y2K problem occur.

ITEM 7. FINANCIAL STATEMENTS

For information concerning this Item, see the Company's balance sheet and related financial statements at Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 9, 1998, upon the recommendation of the Audit Committee, the Board of Directors changed the Company's certified accountants from J.D. Elliott & Co. to Lumsden & McCormick, LLP for reasons of economy. There were no disagreements with the previous auditors, J.D. Elliott & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope, or any reportable event.

PART III

The information required by Items 9, 10, 11 and 12 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on October 22, 1999, which information is hereby incorporated by reference into this Annual Report . The proxy materials, including the Proxy Statement, will be filed within 120 days after the Company's fiscal year end.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED AS PART OF THIS REPORT:

Index to Financial Statements:

(I) Consolidated Balance Sheets May 31, 1999 and 1998

(ii) Consolidated Statements of Stockholders' Equity for the years ended May 31, 1999 and 1998

(iii) Consolidated Statements of Income for the years ended May 31, 1999 and 1998

(iv) Consolidated Statements of Cash Flows for the years ended May 31, 1999 and 1998

(v) Notes to Consolidated Financial Statements May 31, 1999

(vi) Independent Auditor's Report

(a) EXHIBITS:

(3) Articles of incorporation and by-laws

(I) Restated Certificate of Incorporation incorporated by reference to Exhibit (3) (I) of Annual Report on Form 10-K, dated August 24, 1983.

(ii) Amendment to Certificate of Incorporation incorporated by reference to Exhibit (3) (iv) to Form 8 [Amendment to Application or Report], dated September 24, 1993.

(iii) Amendment to Certificate of Incorporation creating Series A Junior Participating Preferred Stock, $.05 par value, incorporated as Exhibit (3)( I )(viii) to Quarterly Report on Form 10- QSB for the period ending November 30, 1998, dated January 12, 1999.

(iv) By-laws incorporated by reference to Exhibit (3)(ii) to Annual Report on Form 10-K, dated August 24, 1983.

(v) Amendment to Article I, Section 1 of By-laws (time of annual meeting), incorporated by reference to Current Report on Form 8-K, dated October 21, 1988.

(vi ) Amendment to Article V, Section 1 of By-laws (indemnification), incorporated by reference to Exhibit (3)(I) to Quarterly Report on Form 10-QSB for the period ending February 28, 1998, dated April 10, 1998.

(vii) Amendment to Article I, adding Sections 11 through 13 of By-laws (advance notice) incorporated by reference to Exhibit (3)(ii) to Quarterly Report on Form 10-QSB for the period ending February 28, 1998, dated April 10, 1998.

(viii) Proxy Review Guidelines incorporated by reference to Exhibit (3)(ii) to Quarterly Report on Form 10-QSB for the period ending February 28, 1998, dated April 10, 1998.

(ix) Amendment to Article II, Sections 3 and 6 of By-laws (classified board of directors), incorporated by reference to Exhibit (3)(ii)(ix) to Quarterly Report on Form 10-QSB for the period ending November 30, 1998, dated January 12, 1999.

(4) Instruments defining rights of security holders, including indentures

(I) Mortgage to Marine Midland Bank dated May 28, 1993 incorporated by reference to Exhibit 10)(vii) to Annual Report on Form 10-KSB, dated September 10, 1993.

(ii) Master Indenture between Niagara County Industrial Development Agency and Bankers Trust Company, as Trustee, dated as of November 1, 1994 ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit (4) (iv) to Annual Report on Form 10-KSB, dated August 21, 1995.

(iii) Series Supplemental Indenture between Niagara County Industrial Development Agency and Bankers Trust Company, as Trustee, ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit (4) (v) to Annual Report on Form 10-KSB, dated August 21, 1995.

(iv) Series Mortgage from Niagara County Industrial Development Agency, Tayco Realty, Inc. and registrant to Marine Midland Bank, as Letter of Credit Bank, dated as of November 1, 1994, incorporated by reference to Exhibit (4)(vi) to Annual Report on Form 10-KSB, dated August 21, 1995.

(v) Mortgage from Niagara County Industrial Development Agency, Tayco Realty, Inc. and registrant to Marine Midland Bank, dated January 3, 1998, incorporated by reference to Exhibit (4)(v) to Annual Report on Form 10-KSB, dated August 25, 1998.

(vi) Rights Agreement by and between registrant and Regan & Associates, Inc, dated as of October 5, 1998 and letter to shareholders (including Summary of Rights), dated October 5, 1998, attached as Exhibits 4 and 20, respectively to Registration Statement on Form 8-A 12G, filed with the Securities and Exchange Commission on October 6, 1998.

(10) Material contracts

(I) Incentive Stock Option Plan incorporated by reference to Exhibit (10)(ii) to Annual Report on Form 10-K, dated August 24, 1983.

(ii) Non-Statutory Stock Option Plan incorporated by reference to Exhibit (10)(iii) to Annual Report on Form 10-K, dated August 24, 1983.

(iii) 1994 Taylor Devices, Inc. Stock Option Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-88152, as filed with the Securities and Exchange Commission on December 30, 1994.

(iv) License Agreement between the registrant and Tayco Developments, Inc., dated November 1, 1959, incorporated by reference to Exhibit (10)(I) to Annual Report on Form 10-K, dated August 27, 1982.

(v) Employee Stock Purchase Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 2-94754, filed with the Securities and Exchange Commission on December 11, 1984.

(vi) Employee Stock Purchase Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-88154, filed with the Securities and Exchange Commission on December 30, 1994.

(vii) Loan Agreements between the registrant and Marine Midland Bank, dated December 2, 1992, incorporated by reference to Exhibit (10)(viii) to Annual Report on Form 10-K, dated September 10, 1993.

(viii) Series Lease between Niagara County Industrial Development Agency and registrant, dated as of November 1, 1994 ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit (10) (ix) to the Annual Report on Form 10-KSB, dated August 21, 1995.

(ix) Lease Agreement between registrant and Tayco Realty Corporation, dated November 1, 1995, incorporated by reference to Exhibit (10) (ix) to Annual Report on Form 10-KSB, dated August 22, 1996.

(x) Form of Indemnity Agreement between registrant and certain officers and directors, incorporated by reference to Exhibit (10)(I) to Quarterly Report on Form 10-QSB for the period ending February 28, 1997, dated April 11, 1997.

(xi) Rental Agreement between registrant and Tayco Developments, Inc., dated July 1, 1997, incorporated by reference to Exhibit (10)(xi) to Annual Report on Form 10-KSB, dated August 1, 1997.

(xii) 1998 Taylor Devices, Inc. Stock Option Plan attached as Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-6905, filed with the Securities and Exchange Commission on December 24, 1998.

(11) Statement re: Computation of per share earnings

REG.228.601(A)(11)STATEMENT RE: COMPUTATION OF PER SHARE

EARNINGS

WEIGHTED AVERAGE OF COMMON STOCK/EQUIVALENTS O/S

- F/Y/E 5/31/99

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING $2,745,772

COMMON SHARES ISSUABLE UNDER STOCK OPTION

PLANS USING TREASURY STOCK METHOD 9,134

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING

ASSUMING DILUTION 2,754,906

NET INCOME F/Y/E 5/31/99 (1) $ 711,672

WEIGHTED AVERAGE COMMON STOCK (2) 2,745,772

BASIC EARNINGS PER COMMON SHARE

(1) DIVIDED BY (2) $ 0.26

NET INCOME F/Y/E 5/31/99 (3) $ 711,672

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING

ASSUMING DILUTION (4) 2,754,906

DILUTED EARNINGS PER COMMON SHARE

(3) DIVIDED BY (4) 0.26

WEIGHTED AVERAGE OF COMMON STOCK OUTSTANDING

-F/Y/E 5/31/99

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING $2,727,246

COMMON SHARES ISSUABLE UNDER STOCK OPTION

PLANS USING TREASURY STOCK METHOD 27,468

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING

ASSUMING DILUTION $2,754,714

NET INCOME F/Y/E 5/31/99 (1) $ 462,223

WEIGHTED AVERAGE COMMON STOCK (2) 2,727,246

BASIC EARNINGS PER COMMON SHARE

(1) DIVIDED BY (2) $ 0 .17 NET INCOME F/Y/E 5/31/99 (3) $ 462,223

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING

ASSUMING DILUTION (4) 2,754,714

DILUTED EARNINGS PER COMMON SHARE

(3) DIVIDED BY (4) $ 0.17

(16) Letter on change of certifying accountants

Letter of registrant, dated April 9, 1998, and letters dated April 13, 1998, of J.D. Elliott & Co., incorporated by reference as Exhibits (16)(I), (ii), and (iii,) respectively, to Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 1998.

(21) Subsidiaries of the registrant

Tayco Realty Corporation is a New York corporation organized on September 8, 1977, 58% owned by the Company and 42% owned by Tayco Developments, Inc.

(23) Report and Consent of Independent Certified Public Accountants

(b) REPORTS ON FORM 8-K:

Current Report on Form 8-K, dated and filed June 8, 1999 announcing offer by registrant to purchase registrant's common stock from shareholders owning, beneficially or of record, fewer than 100 shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 10, 1999

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

By: /s/ Joseph P. Gastel By: /s/ Richard G. Hill

Joseph P. Gastel, Director Richard G. Hill, Director

August 10, 1999 August 10, 1999

By: /s/ Donald B. Hofmar By: /s/ Randall L. Clark

Donald B. Hofmar, Director Randall L. Clark, Director

August 10, 1999 August 10, 1999

CONSENT OF INDEPENDENT AUDITORS

Board of Directors of Taylor Devices, Inc.

We consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 0-3498) of Taylor Devices, Inc. of our report dated July 20, 1999, included in the May 31, 1999 Annual Report of Stockholders of Taylor Developments, Inc.

/s/ Lumsden & McCormick, LLP

LUMSDEN & McCORMICK, LLP

Buffalo, New York

August 13, 1999

TAYLOR DEVICES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 1999

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary as of May 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

Buffalo, New York

July 20, 1999

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31, 1999 1998

Assets

Current assets:

Cash and cash equivalents $1,021,674 $1,408,559

Short-term investments 226,966 215,947

Restricted funds held by Trustee (Note 7) 112,575 113,193

Accounts receivable, net of allowance

for doubtful accounts of $72,000 and $32,000 1,933,599 1,613,087

Inventory (Note 2) 3,041,014 3,032,239

Prepaid expenses 76,185 65,308

Costs and estimated earnings in excess of billings (Note 3) 493,181 -

Deferred income taxes 130,300 111,400

7,035,494 6,559,733

Property and equipment, net (Note 4) 2,705,563 2,917,808

Investment in affiliate, at equity (Note 5) 253,584 222,392

Other:

Cash value of life insurance, net 208,548 185,497

Deferred financing costs, net 83,672 92,039

Goodwill, net 60,959 67,005

Other, net 2,905 3,203

356,084 347,744

$10,350,725 $10,047,677

=======================

Liabilities and Stockholders' Equity

Current liabilities:

Current portion of long-term debt (Note 7) $ 336,612 $ 327,287

Payables - trade 746,900 1,226,035

Payables - affiliate 183,700 117,349

Accrued income taxes 373,127 165,481

Accrued expenses 560,226 476,857

Deferred revenue 452,340 552,604

Billings in excess of costs and estimated earnings (Note 3) 139,166 204,055 2,792,071 3,069,668

Long-term debt (Note 7) 1,629,022 1,952,724

Deferred income taxes 53,700 20,900

Minority stockholder's interest 292,404 264,436

Stockholders' Equity:

Common stock, $.025 par value, authorized

8,000,000 shares, issued 2,836,879 and 2,765,130 shares 70,922 69,129

Paid-in capital 2,678,017 2,562,654

Retained earnings 2,974,991 2,263,319

5,723,930 4,895,102

Treasury stock - 52,203 shares and 28,432 shares at cost (140,402) (83,153)

5,583,528 4,811,949 $10,350,725 $10,119,677

========== ===========

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY Consolidated Statements of Income

For the years ended May 31, 1999 1998

Sales, net (Note 8) $11,145,309 $10,234,022

Cost of sales 6,867,788 6,518,975

Gross profit 4,277,521 3,715,047

Selling, general and administrative expenses 3,065,932 2,888,087

Operating income 1,211,589 2,826,960

Other income (expense):

Rental income - affiliate (Note 11) 10,000 10,000

Interest, net (112,494) (110,839)

Miscellaneous 7,253 3,067

(95,241) (97,772)

Income before provision for income taxes,

equity in net income of affiliate and

minority stockholder's interest 1,116,348 729,188

Provision for income taxes (Note 9) 407,900 275,000

Income before equity in net income of affiliate

and minority stockholder's interest 708,448 454,188

Equity in net income of affiliate (Note 5) 31,192 27,470

Income before minority stockholder's interest 739,640 481,658

Minority stockholder's interest (27,968) (19,435)

Net income $711,672 $462,223

===========================

Basic and diluted earnings per common share

(Note 10) $0.26 $0.17 ===========================

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

For the years ended May 31, 1999 and 1998

Common Paid-In Retained Treasury

Stock Capital Earnings Stock

Balance, May 31, 1997 $68,536 $2,468,888 $1,801,096 $(80,092)

Net income for the year ended

May 31, 1998 - - 462,223 -

Common stock issued for employee

Stock purchase plan (Note 13) 500 90,798 - -

Stock options exercised (Note 14) 93 2,968 - -

Treasury stock acquired (Note 14) - - - (3,061) ________ _________ ________ ________

Balance, May 31, 1998 69,129 2,562,654 2,263,319 (83,153)

Net income for the year ended

May 31, 1999 - - 711,672 -

Common stock issued for employee stock

purchase plan (Note 13) 1,018 96,388 - -

Stock options exercised (Note 14) 775 18,975 - -

Treasury stock acquired (Note 15) - - - (57,249)

_________ __________ __________ __________

Balance, May 31, 1999 $70,922 $2,678,017 $2,974,991 $(140,402)

======== ========= ========= =========

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years end May 31, 1999 1998

Cash flows from operating activities:

Net income $711,672 $462,223

Adjustments to reconcile net income to net cash

flows from operating activities: Depreciation and amortization 274,894 298,836

Provision for losses on accounts receivable 40,175 23,059

Equity in net income of affiliate (31,192) (27,470)

Deferred income taxes 13,900 (32,300)

Minority stockholder's interest 27,968 19,435

Interest income - funds held by trustee (1,326) (1,403)

Changes in other current assets and current liabilities:

Receivables (360,687) (212,317)

Inventory (8,775) (619,974)

Prepaid expenses (10,877) 64,950

Costs and estimated earnings in excess

of billings (493,181) -

Payables - trade (479,135) 236,958

Payables - affiliate 66,351 47,862

Accrued income taxes 207,646 66,019

Accrued expenses 83,369 27,528

Deferred revenue (100,264) 132,703

Billings in excess of costs and estimated earnings (64,889) 204,055

Net cash flows from (for) operating activities (124,351) 690,164

Cash flows from investing activities:

Increase in short-term investments (11,019) (10,802)

Proceeds from sale of tax free money fund held by trustee 113,193 108,041

Cash received from trustee 31,808 26,959

Cash remitted to trustee (143,057) (138,750)

Acquisition of property and equipment (37,538) (629,105)

Increase in cash value of life insurance (23,051) (18,169)

Net cash flows for investing activities (69,664) (661,826)

Cash flows from financing activities:

Borrowings - long-term debt - 814,000

Repayments - long-term debt (324,777) (344,388)

Proceeds from issuance of common stock

- employee stock purchase plan 97,406 91,298

- exercise of stock options 19,750 -

Acquisition of treasury stock (57,249) -

Net cash flows from (for) financing activities (264,870) 560,910

Net increase (decrease) in cash and cash equivalents (458,885) 589,248

Cash and cash equivalents - beginning 1,480,559 891,311

Cash and cash equivalents - ending $1,021,674 $1,480,559

========= =========

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

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its 58% owned subsidiary, Tayco Realty Corporation (Realty). Minority stockholder's interest represents Tayco Developments, Inc.s (Developments) 42% ownership interest in Realty. All intercompany transactions and balances have been eliminated.

The Company's investment in its minority-owned affiliate, Developments, is reported on the equity method (see Note 5).

Cash and Cash Equivalents:

The Company includes all highly liquid investments in money market funds and certificates of deposit with original maturities of three months or less in cash and cash equivalents on the accompanying balance sheets. Certificates of deposit with original maturities of over three months are considered short-term investments.

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

For financial statement presentation purposes, the Company nets progress billings against the total costs incurred on uncompleted contracts. The asset, costs and estimated earnings in excess of billings, represents revenues recognized in excess of amounts billed. The liability, billings in excess of costs and estimated earnings, represents billings in excess of revenues recognized.

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

Reclassifications:

The financial statements for the year ended May 31, 1998 have been reclassified to conform with the presentation adopted for 1999.

2. Inventory:

	1999	1998
Raw materials	$ 392,737	$ 282,309
Work-in-process	432,964	602,548
Finished goods	2,215,313	2,147,382
	$3,041,014	$3,032,239

The Company's inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Therefore, management of the Company has recorded an allowance for potential inventory obsolescence of $245,000 and $120,000 at May 31, 1999 and 1998.

3. Costs and Estimated Earnings on Uncompleted Contracts:

	1999	1998
Costs incurred on uncompleted
contracts	$2,295,825	$1,683,993
Estimated earnings	1,832,390	809,952
	4,128,215	2,493,945
Less billings to date	3,774,200	2,698,000
	$ 354,015	$ (204,055)

Included in the accompanying balance sheets under the following captions:

	1999	1998
Costs and estimated earnings in
excess of billings	$ 493,181	$ -
Billings in excess of costs and
estimated earnings	(139,166)	(204,055)
	$ 354,015	$ (204,055)

4. Property and Equipment:

1999	1998
Land	$ 141,483	$ 141,483
Buildings and improvements	2,724,780	2,693,600
Machinery and equipment	2,644,884	2,726,637
Office furniture and equipment	462,636	452,237
Autos and trucks	68,346	68,346
	6,042,129	6,082,303
Less accumulated depreciation	3,336,566	3,164,495
	$2,705,563	$2,917,808

Depreciation expense was $260,183 and $278,112 for the years ended May 31, 1999 and 1998.

The following is a summary of property and equipment included above which is held under capital leases:

	1999	1998
Buildings and improvements	$ 806,707	$ 806,707
Machinery and equipment	591,915	591,915
Office furniture and equipment	102,985	92,585
	1,501,607	1,491,207
Less accumulated amortization	458,634	380,325
	$1,042,973	$1,110,882

Minimum future lease payments under capital leases as of May 31, 1999 for each of the next five years and in the aggregate are included in long-term debt (see Note 7).

Amortization of property and equipment under the capital leases included in depreciation expense is $78,309 and $99,945 for the years ended May 31, 1999 and 1998.

5. Investment in Affiliate:

Investment in affiliate consists of the Company's 23% ownership interest in common shares of Developments acquired at a cost of $85,619, plus the Company's cumulative equity in the net income of Developments of $167,965 and $136,773 through the years ended May 31, 1999 and 1998.

The Company's share of the underlying book value of net assets of Developments at the date of original purchase exceeded the amount paid for these shares by $79,018. This excess ($64,531 at May 31, 1999) is being amortized to income on the straight-line method over 40 years and is recorded as an addition to equity in net income of the affiliate.

6. Short-Term Borrowings:

The Company has available a $1,000,000 bank demand line of credit with interest payable at prime plus 1/4%. The line is secured by accounts receivable, equipment, inventory, and general intangibles. As of May 31, 1999 and 1998, no amounts were outstanding under this line.

7. Long-Term Debt:

	1999	1998
Industrial Revenue Development
Bonds, annual principal pay-
ments ranging from $45,000 to
$150,000 through June 2009
plus interest at variable rates
based on the highest rated
short-term, federally tax
exempt obligations (3.55% at
May 31, 1999).	(1) 765,000	910,000
Bank term note, monthly
principal payments of $8,512 plus interest
plus interest at the bank's
prime rate plus 1% (8.75% at
May 31,1999), secured by
substantially all assets of the
Company, with the remaining
unpaid principal balance
payable in February 2005.	(2) $587,321	$689,464
Bank mortgage note, monthly
principal payments of $1,444
plus interest at the bank's
prime rate plus 1% (8.75% at
May 31, 1999), secured by
related property, with the
remaining unpaid principal
balance payable in June 2008.	(2) 160,334	174,778
Bank mortgage, monthly
principal payments of $2,222
plus interest at the bank's
prime rate plus 1% (8.75% at
May 31, 1999), secured by
substantially all assets of the
Company, due February 2013.	(2) 366,667	393,333
Capital lease and other
obligations with varying
maturities and interest rates,
secured by related assets.	86,312	112,436
	1,965,634	2,280,011
Less current portion	336,612	327,287
	$1,629,022	$1,952,724

(1) In November 1994, the Company entered into a capital lease agreement with the Niagara County Industrial Development Agency (NCIDA) to finance certain construction costs for additions to its manufacturing/testing facilities and for the acquisition of machinery and equipment. To finance the project, NCIDA authorized the sale of its Industrial Revenue Development Bonds, in the aggregate principal amount of $1,250,000, under a trust indenture with Bankers Trust Company as trustee. The capital lease obligation is secured by a first mortgage on real estate, project machinery and equipment, and guaranteed by an irrevocable bank letter of credit in the amount of $646,593 as of May 31, 1999.

As of May 31, 1999, $112,575 of funds were held by a trustee, representing an interest bearing tax free money fund restricted for principal reduction payments of the Industrial Revenue Development Bond during fiscal year ending May 31, 2000.

(2) The term note and mortgage note are subject to certain restrictive covenants relating to net working capital, tangible net worth and capital expenditures. As of May 31, 1999 the Company was in compliance with all such covenants.

The aggregate maturities of long-term debt subsequent to May 31, 1999 are:

2000	$ 336,612
2001	329,311
2002	304,724
2003	233,714
2004	172,856
Thereafter	588,417
$1,965,634

8. Sales:

Net sales consist of the following industry segments:

	1999	1998
Commercial and other industries	$ 6,590,170	$ 4,689,175
Aerospace and defense industries	4,313,292	5,261,198
Government agencies	241,847	283,649
	$11,145,309	$10,234,022

Sales to aerospace and defense industries include sales to two customers totaling $3,076,738 for the year ended May 31, 1999. Sales to commercial industries include sales to a customer totaling $1,268,078 for the year ended May 31, 1998.

9. Income Taxes:

	1999	1998
Current tax provision:
Federal	$360,200	$284,500
State	33,800	22,800
	394,000	307,300
Deferred tax provision:
Federal	12,600	(33,000)
State	1,300	700
	13,900	(32,300)
	$407,900	$275,000

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	1999	1998
Computed tax provision at the
expected statutory rate	$379,558	$247,924
State income tax - net of Federal
tax benefit	23,200	15,510
Other	5,142	11,566
	$407,900	$275,000

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	1999	1998
Deferred tax assets
Allowance for doubtful	$ 26,100	$ 11,600
receivables
Tax inventory adjustment	19,700	19,000
Allowance for obsolete	70,000	44,000
inventory
Accrued stock appreciation	-	17,800
rights
Accrued vacation	14,500	19,000
	130,300	111,400
Deferred tax liabilities
Excess tax depreciation	53,700	20,900
Noncurrent, net	(53,700)	(20,900)
Net deferred tax assets	$ (76,600)	$ 90,500

The Company and its subsidiary file separate Federal and State income tax returns. As of May 31, 1999, the Company had State investment tax credit carryforwards of approximately $170,000 expiring through May 2009.

10. Earnings Per Common Share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings per Share, which is effective for financial statements for periods ending after December 15, 1997 and requires that all prior period earnings per share data be restated. The new standard eliminates primary and fully diluted earnings per common share and requires presentation of basic and, if applicable, diluted earnings per common share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	1999	1998
Average common shares
outstanding	2,745,772	2,727,246
Common shares issuable under
stock option plans	9,134	27,468
Average common shares
outstanding assuming dilution	2,754,906	2,754,714

11. Related Party Transactions:

Included in cost of sales are research and development expenses charged by Developments for services performed by its research engineers in the amount of $251,173 and $296,116 for the years ended May 31, 1999 and 1998.

Included in selling, general and administrative expenses is royalty expense charged by Developments for the use of patents in the Company's manufacturing operations in the amount of $174,964 and $138,368 for the years ended May 31, 1999 and 1998.

The Company leases certain office and laboratory facilities to Developments for a current annual rental of $10,000.

12. Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series. The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

13. Employee Stock Purchase Plan:

The Company has reserved 200,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan. Participation in the employee stock purchase plan is voluntary for all employees of the Company. Purchase of common shares can be made by employee contributions through payroll deductions with a matching contribution by the Company of a specified percentage of the employees contributions based on length of continuous participation in the stock purchase plan. At the end of each calendar quarter, the employer/employee contributions will be applied to the purchase of common shares at fair market value which are then held in the name of the Company as custodian for the employees? shares. These shares are distributed to the employees at the end of each calendar year or upon withdrawal from the plan. During the years ended May 31, 1999 and 1998, 40,749 ($1.91 to $3.66 price per share) and 20,010 ($4.22 to $5.09 price per share) common shares, respectively, were issued to employees. As of May 31, 1999, there were 14,835 shares reserved for further issue. The amount of Company matching expense was $27,938 and $23,985 for the years ended May 31, 1999 and 1998.

14. Stock Option Plans:

In 1998, the Company established both a non-qualified and incentive stock option plan. The incentive stock option plan qualifies for preferential treatment under the Internal Revenue Code. Under these plans, 125,000 shares of common stock have been reserved for grant to key employees and directors of the Company. Under both plans the option price may not be less than the fair market value of the stock at the time the options are granted. Options expire ten years from the date of grant.

Options granted under the Company's previous non-qualified and incentive stock option plans expire five to ten years from the date of grant and are exercisable over the period stated in each option.

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

SFAS No. 123 is effective for options granted by the Company during fiscal years ended May 31, 1999 and 1998. Using the Black-Scholes option valuation model, the estimated fair values of each option granted under the Company's previous non-qualified and incentive stock option plans during 1999 and 1998 was $1.46 and $2.42. The estimated fair value of each option granted under the 1998 plans during 1999 was $1.63. Principal assumptions used in applying the Black-Scholes model to options at date of grant were as follows:

	1999	1998
Risk-free interest rate	5.79% and 6.07%	5.48%
Expected life in years	8.0	4.5
Expected volatility	.53	.60
Expected dividend yield	0%	0%

Had compensation cost for the Company's stock options plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

	1999	1998
Net income:
As reported	$711,672	$462,223
Proforma	$675,967	$421,573
Basic and diluted earnings per
common share:
As reported	$ .26	$ .17
Proforma	$ .25	$ .15

The following is a summary of stock option activity:

	1999	1998
Outstanding, beginning of year	138,002	120,352
Options granted	37,000	25,000
Options exercised or expired	(31,002)	(3,675)
Stock appreciation rights
exercised	-	(3,675)
Outstanding, end of year (at
prices ranging from $2.06 to
$5.56 per share)	144,000	138,002

The option holders exercised 31,000 options and received 31,000 shares (ranging from $1.68 to $2.66 per share) of the Company's common stock in lieu of cash for the year ended May 31, 1999. In addition, the option holders exercised 3,765 SARs for the year ended May 31, 1998 for cash reimbursement of personal withholding taxes.

The Company received 583 common shares of its own stock as treasury stock at fair market value in lieu of cash payment from the option holders for the year ended May 31, 1998. These treasury shares were received from the option holders as payment for the purchase price of 3,675 options exercised under the incentive and nonqualified stock option plans for the year ended May 31, 1998.

15. Treasury Stock:

The Company purchased 23,771 shares of its common stock for a total of $57,249 (ranging from $1.94 to $2.81 per share) during the year ended May 31, 1999.

During July 1999, the Company purchased 5,310 shares of its common stock for a total of $17,523 ($3.30 per share) under an agreement to purchase for cash all shares of common stock from holders of fewer than 100 shares.

16. Retirement Plan:

The Company maintains a retirement plan for essentially all full-time employees pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 10% of employee voluntary salary deferrals up to a maximum of 1% of each participant's eligible compensation. The Company may also make discretionary contributions as determined annually by the Company's Board of Directors. The amount expensed under the plan was $12,731 and $17,116 for the years ended May 31, 1999 and 1998.

17. Fair Value of Financial Instruments:

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

18. Cash Flows Information:

	1999	1998
Cash paid during the year for:
Interest	$167,172	$151,578
Income taxes	$186,354	$221,117
Schedule of Noncash Investing and
Financing Activities
Property and equipment acquired:
Cost	$ 10,400	$629,105
Common stock issued - stock
options plan	$ 19,750	$ 3,061
Treasury stock received as
payment for stock options	-	(3,061)
Net cash proceeds from exercise
of stock options	$ 19,750	$ -

19. Contingencies:

The Company is a respondent in an administrative proceeding filed by one of its former employees for alleged discrimination. At this stage in the proceeding an opinion as to the probable outcome cannot be offered by management. The Company, after considering information provided by legal counsel, believes the claimant's allegations are without merit and is vigorously defending its position.

The Company has filed a suit against one of its customers to collect $54,000 owed for the purchase of motion control devices from the Company. The defendant has asserted counterclaims against the Company for alleged failure of his equipment. The Company is vigorously prosecuting its claim and defending against the defendant's counterclaim. The ultimate outcome cannot be determined at this time, however, it will not have a material effect on the financial position or condition of the Company.