Form 10QSB
period 1999-08-31
TAYLOR DEVICES INC
filed 1999-10-13
CIK 96536

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended August 31, 1999

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

Yes  X   No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

        CLASS                       Outstanding at August 31, 1999
      Common Stock                            2,785,233
(2-1/2 cents par value)

                          FORM 10-QSB
                  TAYLOR DEVICES, INC. - INDEX


PART I - FINANCIAL INFORMATION

                                                         PAGE NO.

     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets           3
               August 31, 1998, and May 31, 1998

               Consolidated Condensed Statements of Income
               for three months ended August 31, 1998 and
               August 31, 1997                                 4

               Consolidated Statement of
               Cash Flows - three months ended
               August 31, 1998 and August 31, 1997             5

               Notes to Consolidated Condensed Financial
               Statements                                      6

     Item 2.   Management's Discussion and Analysis of the
               Financial Condition and Results of Operations   7


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                              10

     Item 2.   Changes in Securities                          10

     Item 3.   Defaults upon Senior Securities                10

     Item 4.   Submission of Matters to Vote of Security
               Holders                                        10

     Item 5.   Other Information                              10

     Item 6.   Exhibits and Report on Form 8-K                10


SIGNATURES                                                    11

                          FORM 10-QSB
       TAYLOR DEVICES, INC. - CONSOLIDATED BALANCE SHEET

     ASSETS                              8/31/99        5/31/99
Current
  Cash                                 $   672,556     $ 1,248,640
  Funds Held By Trustee                    - 0 -           112,575
  Trade Accounts Receivable              2,817,282       2,426,780
  Inventories                            2,939,403       3,041,014
  Prepaid and Refundable Income Taxes      130,300         130,300
  Prepaid Expenses                          26,002          76,185
      Total Current Assets             $ 6,585,543     $ 7,035,494

Investments - Affiliate, at equity         258,484         253,584

Property and Equipment - Net             2,637,839       2,705,563
Other Assets
  Other                                     346,132         356,084
     Total Other Assets                $    346,132     $   356,084
TOTAL ASSETS                          $  9,827,998    $10,350,725

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Current Portion of Long Term Debt    $   331,083    $   336,612
  Payables -   Trade                       660,799        746,900
          Affiliate-Current                221,912        183,700
          Construction-in-Progress          - 0 -          - 0 -
  Accrued Income Tax                       229,831        373,127
  Accrued Expenses                         444,728        560,226
  Advanced Payments - Customers            210,000        452,340
     Billings in Excess of Costs and
  Estimated Earnings                       111,500        139,166
     Total Current Liabilities         $ 2,209,853    $ 2,792,071
Non Current
  Long Term Debt                       $ 1,547,565    $ 1,629,022
  Deferred Income Tax                       53,700         53,700
     Total Non Current Liabilities     $ 1,601,265    $ 1,682,722
Minority Stockholders' Interest        $   298,304    $   292,404

     STOCKHOLDERS' EQUITY
  Common Stock, par value $.025 a
  share, authorized 8,000,000 shares   $    71,192    $    70,922
  Paid - In Capital                      2,706,740      2,678,017
  Retained Earnings                      3,115,548    $ 2,974,991
                                         5,893,480      5,723,930
Less: Cost of Treasury Stock:
 62,424 & 28,432 shares respectively       (174,904)      (140,402)
TOTAL STOCKHOLDERS' EQUITY             $ 5,718,576    $ 5,583,528

TOTAL LIABILITIES & STOCKHOLDERS'      $ 9,827,998    $10,350,725
EQUITY



                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
           CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                     THREE MONTHS ENDED AUGUST 31

                                             1999         1998

NET SALES                               $2,561,345    $2,513,757

COST OF PRODUCT SOLD                     1,606,282     1,628,250

     Gross Profit                       $  955,063    $  885,507

EXPENSES

Selling and Administrative              $  707,035       657,453

Profit (loss) from Operations           $  248,028    $  228,054
OTHER INCOME/(EXPENSE)
     Rental - Affiliates                $    2,500    $    2,500
     Miscellaneous                           1,449         8,653
     Interest                              (34,820)      (53,566)
NET OTHER                                  (30,871)   $  (42,413)

NET INCOME BEFORE
PROVISION FOR TAXES                     $  217,157    $  185,641
     Provision for Income Taxes             75,600        65,997

INCOME BEFORE EQUITY IN EARNINGS
OF AFFILIATES                              141,557       119,644

EQUITY IN EARNINGS OF AFFILIATES             4,900         6,100


NET INCOME BEFORE MINORITY
STOCKHOLDERS' INTEREST                  $  146,457    $  125,744
     Minority Stockholders' Interest         5,900         5,292


NET INCOME                              $  140,557    $  120,452

Earnings Per Share                      $      .05    $      .04

                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     THREE MONTHS ENDED AUGUST 31
                                                 1999       1998
Cash Flows From Operating Activities
  Net income                                  $140,557  $120,452
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                81,180    65,580
     Equity in net income of affiliate           (4,900)   (6,100)
Increase in cash value - life insurance            -0-       -0-
   Deferred income taxes                           -0-   (47,797)
   Tax benefit - stock option plan                 -0-       -0-
   Minority stockholder's interest               5,900     5,292
      Common stock issued, charged to
      compensation expense, net                    -0-       -0-
   Interest income - funds held by trustee
   Changes in:
    Receivables                                (390,502) (220,670)
    Inventories                                101,611   (23,212)
    Prepaid expenses                            50,183   150,241)
    Payables - trade                           (86,101) (254,412)
    Payables - affiliates                       38,212    12,178
      Advance payments, customers             (260,054)    3,244
     Accrued income taxes                     (143,296)  (16,310)
      Accrued expenses                        (115,498)  (75,835)
     Net cash provided by operating activities (582,708) (287,349) Cash Flows From Investing Activities
 Acquisition of property and equipment         (13,456)  (69,031)
  Proceeds from sale of tax free money fund
  held by trustee                                  -0-       -0-
 Cash received from trustee                        -0-       -0-
      Cash remitted to trustee                  112,575  (149,443)
      Net cash used for investing activities    99,119  (218,474)
 Cash Flows From Financing Activities
 Financing costs paid                              -0-       -0-
 Borrowings - bank demand notes                    -0-   300,000
   Repayments - bank demand notes                  -0-       -0-
            - long-term debt                   (86,986)  (43,890)
  Proceeds from issuance of common stock
  - employee stock purchase plan                28,993    25,039
  - exercise of stock options                  (34,502)      -0-
     Net cash used for financing activities    (92,495)  281,149
     Net increase/(decrease) in cash and
      cash equivalents                        (576,084) (224,674)
Cash and Cash Equivalents Balance at
Beginning of Year                               1,248,640 1,696,506

Cash and Cash Equivalents Balance at End of
  Period                                       672,556 1,471,832


                          FORM 10-QSB
                      TAYLOR DEVICES, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of August 31, 1999 and May 31, 1999 and the results of operations for the three months ended August 31, 1999 and August 31, 1998 and changes in financial position for the three months then ended.

2. There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. For the three month period ended August 31, 1999, the profit was divided by 2,785,233 to calculate the earnings per share. For the three month period ended August 31, 1998, the profit was divided by 2,743,493 to calculate the earnings per share.

4.   The results of operations for the three month period ended
     August 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                Comparisons of three months ended
                                August 31, 1999 - August 31, 1998
                                       Increase  (decrease)

Net Sales                                   $   47,588

Cost of Sales                                  (21,968)

Selling, General and
  Administrative Expenses                       49,582

Other Expenses                                   - 0 -

Other Income                                     7,204

Interest Expense                                18,746

Net Profit Before Tax and
  Minority Shareholders' Interest               31,516

Provision for Income Tax                         9,603

Net Profit Before Equity in
  Earnings of Affiliates                        21,913

Equity in Earnings of Affiliates                (1,200)
Minority Stockholders' Interest                    608
Net Income                                  $   20,105




                           FORM 10-QSB
                       TAYLOR DEVICES, INC.
                     MANAGEMENT'S DISCUSSION


     In the First Quarter of Fiscal Year 2000, continuing good gross margin performance led to a 12% improvement in net income from a 1.9% increase in shipments.

     Net Sales for QI00 totaled $2,561,345, a 1.9% increase over the QI99 figure of $2,513,757, with the product mix impacted significantly by completed and progress billings for seismic protection projects. These shipments, representing the highest QI figure in the Company's history, produced $955,063 (37.3% of net sales) of Gross Margin, compared to $885,507 (35.2%) for QI99. Selling General and Administrative expenses were recorded at $707,035 (27.6% of net sales), up from $657,453 (26.2%)in FY99, driven in part by higher commission costs associated with seismic shipments.

     Net Other expenses improved from $42,414 in QI99 to $30,871, due primarily to a drop in reported interest expenses. The Company has not incurred any significant new debt in the past 21 months, and the continuing favorable interest rates and declining loan balances helped produce this improvement. Pre-Tax Income for QI00 was $217,157, an increase of $31,516 over the FY99 figure of $185,641. As in FY99, the net impact of the Equity Earnings and Minority Stockholders' Interest was minimal, resulting in Net Income of $140,557 in QI00, up from $120,452 for QI99. For the respective periods, Earnings Per Share were $.050 and $.043.

     The Company's Balance Sheet remains in a strong condition while staring to reflect a different pattern than previously experienced with respect to advanced and progress payments by seismic customers. As indicated primarily in the Cash and Trade Accounts Receivable lines of the Balance Sheet, a higher proportion of seismic shipments have been made without requiring the customers to remit funds in the early stages of their orders. This trend has developed to some extent because of competitive conditions in the market and the Company's increasing ability to accept these terms. The projects impacting the balance sheet are, by and large, civic projects with little chance of turning into collection problems.

     For the remainder of Fiscal Year 2000, Management anticipates that the Company will receive and ship a number of new seismic protection orders to supplement the steady base of commercial and defense shipments. However, the size and timing of these orders cannot be predicted with any degree of certainty and at this point, Management believes that FY00 will be similar in performance to that experienced in FY98 and FY99.





YEAR 2000 DISCLOSURE


     Certain statements included in this discussion regarding the Company's Year 2000 ("Y2K") compliance are forward looking statements. These include Management's best estimates for completion dates for various phrases and priorities, testing to be performed, and costs to be spent for compliance, either by the Company or third parties. These forward looking statements are subject to various factors which may materially affect the Company's efforts in that regard. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct, if needed, any relevant software and embedded components, the compliance of critical vendors, and similar uncertainties. The Company's assessments of the effects of Y2K on the Company are based, in part, upon the information received from third parties and the Company's reliance on such information, if and when received. Consequently, the risk that inaccurate information has been supplied by third parties, and upon which the Company may rely, must be considered as a risk factor that could affect the Company's Y2K efforts. The Company is attempting to reduce such risks by utilizing an organized approach, extensive testing and allowance of ample contingency time to address issues identified by tests.

     As previously reported, the Company's primary integrated manufacturing/accounting software is an "off-the-shelf", widely used product designed to function in the Y2K environment, but failure could conceivably result in some unknown level of inconvenience, until adapted or replaced. All Company computers and servers have been tested for functionality after January 1, 2000.

     Hardware and software modifications and improvements have been made throughout the Company. In order to help the Company assess risks from third-party lack of preparedness, the Company's purchasing department has contacted key vendors to determine if any of them anticipate experiencing significant Y2K problems. These assessments are believed to be 98% completed. The Company will continue to make assessments throughout 1999.

     The Company has external communication links with its payroll service, government contract service, the SEC filing system, and has less vital information links with its bank, credit report service and other institutions, most of which have informed the Company to be Y2K ready. Investigation of the functionality of these links is ongoing.



     The Company does not anticipate any need to establish a system to trace costs incurred by the Y2K effort. At this time, Management is unaware of any Y2K problems, other than those that are beyond its control. The Company believes that it can function temporarily, if need be, by using manual methods of operation should an unforeseen Y2K problem occur.


PART II - OTHER INFORMATION

     ITEM 1   Legal Proceedings

            The Company is not currently engaged in any litigation.

     ITEM 2   Changes in Securities - None


     ITEM 3   Defaults Upon Senior Securities - None


     ITEM 4   Submission of Matters to Vote of Securities Holders
-
              None


     ITEM 5   Other Information

       In the period 6/1/99 to 8/31/99, the Company's outstanding shares increased by 10,778 which are purchases by the employees from the Employee Stock
       Purchase Plan.

       From January 12, 1999 to August 31,1999, the Company has returned to its treasury, 28,682 shares of its Common Stock purchased on the open market according to the plan filed on
       8-K dated January 5, 1999 and expiring December 31, 1999.

     ITEM 6   Exhibits and Reports of Form 8-K - None

                          FORM 10-QSB
                      TAYLOR DEVICES, INC.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TAYLOR DEVICES, INC.
(Registrant)





By    /s/ Douglas P. Taylor                  Date
     Douglas P. Taylor
     Chairman of the Board of Directors
     President
     (Principal Executive Officer)

          AND


By    /s/ Kenneth G. Bernstein               Date
     Kenneth G. Bernstein
     Treasurer &
     Chief Accounting Officer