Form 10QSB
period 1999-11-30
TAYLOR DEVICES INC
filed 2000-01-14
CIK 96536

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended November 30, 1999

Commission File Number 0-3498

TAYLOR DEVICES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK	16-0797789
(State or other Jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

90 TAYLOR DRIVE, NORTH TONAWANDA, NEW YORK	14120-0748
Address of principal executive offices	Zip Code

Registrant's telephone number, including area code - 716-694-0800

Indicate by check mark whether the registrant (1) has filed all annual, quarterly, and other reports required to be filed with all the Commission and (2) has been subject to the filing requirements for at least the past 90 days.

Yes	X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at November 30, 1999
Common Stock (2-1/2 cents par value)	2,773,931

====END OF PAGE 1====

FORM 10-QSB
TAYLOR DEVICES, INC. - INDEX

PART I-	FINANCIAL INFORMATION
	Item 1.	Financial Statements

Consolidated Condensed Balance Sheets November 30, 1999, and May 31, 1999 --------------------- Page 3

Consolidated Condensed Statements of Income for six months ended November 30, 1999 and November 30, 1998, and three months ended November 30, 1999 and November 30, 1998 --------------------- Page 4

Consolidated Condensed Statement of Cash Flows - six months ended November 30, 1999 and November 30, 1998 --------------------- Page 5

Notes to Consolidated Condensed Financial Statements --------------------- Page 6

	Item 2.	Management's Discussion and Analysis of the Financial Condition and Results of Operations --------------------- Page 7

PART II-	OTHER INFORMATION
	Item 1.	Legal Proceedings --------------------- Page 11
	Item 2.	Changes in Securities --------------------- Page 11
	Item 3.	Defaults upon Senior Securities --------------------- Page 11
	Item 4.	Submission of Matters to Vote of Security Holders --------------------- Page 11
	Item 5.	Other Information --------------------- Page 11
	Item 6.	Exhibits and Report on Form 8-K --------------------- Page 11

SIGNATURES --------------------- Page 12

====END OF PAGE 2====

FORM 10-QSB
TAYLOR DEVICES, INC. - CONSOLIDATED BALANCE SHEET

ASSETS	11/30/99	5/31/99
Current
Cash	$ 540,489	$ 1,248,640
Funds Held By Trustee	- 0 -	112,575
Trade Accounts Receivable	2,841,278	2,426,780
Inventories	3,123,676	3,041,014
Prepaid and Refundable Income Taxes	130,300	130,300
Prepaid Expenses	24,706	76,185
Total Current Assets	$ 6,660,449	$ 7,035,494
Investments - Affiliate, at equity	266,589	253,584
Property and Equipment - Net	2,601,586	2,705,563
Other Assets
Other	522,190	356,084
Total Other Assets	$ 522,190	$ 356,084
TOTAL ASSETS	$10,050,814	$10,350,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Current Portion of Long Term Debt	$ 325,554	$ 336,612
Payables - Trade	913,130	746,900
Affiliate-Current	231,561	183,700
Construction-in-Progress	- 0 -	- 0 -
Accrued Income Tax	91,874	373,127
Accrued Expenses	515,199	560,226
Advanced Payments - Customers	243,634	452,340
Billings in Excess of Costs and Estimated Earnings	175,000	139,166
Total Current Liabilities	$ 2,495,952	$ 2,792,071
Non Current
Long Term Debt	$ 1,397,828	$ 1,629,022
Deferred Income Tax	53,700	53,700
Total Non Current Liabilities	$ 1,451,528	$ 1,682,722
Minority Stockholders' Interest	$ 307,518	$ 292,404

STOCKHOLDERS' EQUITY
Common Stock, par value $.025 a share, authorized 8,000,000 shares	$ 71,452	$ 70,922
Paid - In Capital	2,737,555	2,678,017
Retained Earnings	3,216,658	2,974,991
	6,025,665	5,723,930
Less: Cost of Treasury Stock 84,154 shares	(229,849)	(140,402)
TOTAL STOCKHOLDERS' EQUITY	$ 5,795,816	$ 5,583,528
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$10,050,814	$10,350,725

====END OF PAGE 3====

FORM 10-QSB
TAYLOR DEVICES, INC.

CONSOLIDATED CONDENSED STATEMENT OF INCOME

	SIX MONTHS ENDED NOVEMBER 30		THREE MONTHS ENDED NOVEMBER 30
	1999	1998	1999	1998
NET SALES	$4,858,664	$5,351,774	$2,297,319	$2,838,017
COST OF PRODUCT SOLD	3,070,402	3,460,972	1,464,120	1,832,722
Gross Profit	1,788,262	1,890,802	833,199	1,005,295

EXPENSES
Selling and Administrative	1,367,429	1,369,084	660,394	711,631
Profit (loss) from Operations	420,833	521,718	172,805	293,664

OTHER INCOME/(EXPENSE)
Rental - Affiliates	5,000	5,000	2,500	2,500
Miscellaneous	7,457	13,594	6,008	4,941
Interest	(71,014)	(101,724)	(36,194)	(48,158)
NET OTHER	(58,557)	(83,130)	(27,686)	(40,717)

NET INCOME BEFORE PROVISION FOR TAXES	362,276	438,588	145,119	252,947
Provision for Income Taxes	118,500	154,895	42,900	88,898

INCOME BEFORE EQUITY IN EARNINGS OF AFFILIATES	243,776	283,693	102,219	164,049

EQUITY IN EARNINGS OF AFFILIATES	13,005	10,000	8,105	3,900

NET INCOME BEFORE MINORITY STOCKHOLDERS' INTEREST	256,781	293,693	110,324	167,949
Minority Stockholders' Interest	15,114	10,584	9,214	5,292
NET INCOME	$ 241,667	$ 283,109	$ 101,110	$ 162,657
Earnings Per Share	8.7¢	10.3¢	3.7¢	5.9¢

====END OF PAGE 4====

FORM 10-QSB
TAYLOR DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED NOVEMBER 30
	1999	1998
Cash Flows From Operating Activities	$241,667	$283,109
Net Income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,630	152,160
Equity in net income of affiliate	(13,005)	(10,000)
Increase in cash value - life insurance	- 0 -	- 0 -
Deferred income taxes	- 0 -	- 0 -
Tax benefit - stock option plan	- 0 -	- 0 -
Minority stockholder's interest	15,114	10,584
Common stock issued, charged to compensation expense, net	- 0 -	- 0 -
Interest income - funds held by trustee	- 0 -	- 0 -
Changes in:
Receivables	(414,498)	(449,737)
Inventories	(82,662)	(57,107)
Prepaid expenses	51,479	36,290
Payables - trade	166,230	(267,674)
Payables - affiliates	47,861	15,276
Advance payments, customers	(338,978)	116,080
Accrued income taxes	(281,253)	(14,605)
Accrued expenses	(45,027)	145,736
Net cash provided by operating activities	(490,442)	(39,888)
Cash Flows From Investing Activities
Acquisition of property and equipment	(58,653)	(97,190)
Proceeds from sale of tax free money fund held by trustee	- 0 -	- 0 -
Cash received from trustee	- 0 -	- 0 -
Cash remitted to trustee	112,575	(68,057)
Net cash used for investing activities	53,922	(165,247)
Cash Flows From Financing Activities
Financing costs paid	- 0 -	- 0 -
Borrowings - bank demand notes	- 0 -	- 0 -
Repayments - bank demand notes	- 0 -	(300,000)
- long-term debt	(242,252)	(78,950)
Proceeds from issuance of common stock
- employee stock purchase plan	60,068	49,957
- acquisition of treasury stock	(89,447)	- 0 -
Net cash used for financing activities	(271,631)	(328,993)
Net increase/(decrease) in cash and cash equivalents	(708,151)	(534,128)
Cash and Cash Equivalents Balance at Beginning of Year	1,248,640	1,696,506
Cash and Cash Equivalents Balance at End of Period	540,489	1,162,378

====END OF PAGE 5====

FORM 10-QSB
TAYLOR DEVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT

1.	In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of November 30, 1999 and May 31, 1999 and the results of operations for the three months and six months ended November 30, 1999 and November 30, 1998 and changes in financial position for the six months then ended.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	For the six month period ended November 30, 1999, the profit was divided by 2,773,931, which is net of the Treasury shares, to calculate the earnings per share. For the six month period ended November 30, 1998, the profit was divided by 2,757,543 to calculate the earnings per share, which is net of the Treasury shares.

4.	The results of operations for the six month period ended November 30, 1999 are not necessarily indicative of the results to be expected for the full year.

====END OF PAGE 6====

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparisons of Six Months Ended November 30, 1999 - November 30, 1998
Increase (Decrease)
Net Sales	$(493,100)
Cost of Sales	(390,570)
Selling, General and Administrative Expenses	(1,655)
Other Expenses	- 0 -
Other Income	(6,137)
Interest Expense	(30,710)
Net Profit Before Tax and Minority Shareholders' Interest	(76,312)
Provision for Income Tax	(36,395)
Net Profit Before Equity in Earnings of Affiliates	(39,917)
Equity in Earnings of Affiliates	3,005
Minority Stockholders' Interest	(4,530)
Net Income	(41,442)

====END OF PAGE 7====

FORM 10-QSB
TAYLOR DEVICES, INC.
MANAGEMENT'S DISCUSSION (CON'T)

In the first six months of FY2000, the Company produced improved gross margins on shipments and experienced substantial success in obtaining new orders. The Company's backlog at the time of this report exceeds $12,000,000 and includes significant foreign orders.

SIX MONTH PERIOD (all figures compared are six months y-t-d FY2000 vs. six months y-t-d FY1999)

For the six months of Fiscal Year 2000 ending 11/30/99, shipments were $4,858,664, compared to $5,351,774 in the same time frame in the previous fiscal year. The difference is largely attributable to a shift in the product mix in the backlog as production runs for certain items ended and efforts were shifted to projects with extended delivery requirements.

Gross Margin for the six months was $1,788,262 or 36.8% of sales compared to $1,890,802 and 35.3% for the previous fiscal year. The Gross Margin % improvement reflects the higher proportion of seismic products in the mix, which is also reflected in the Selling, General and Administrative figures. S G & A for the current year was $1,367,429, compared to $1,369,084 for the previous fiscal year, as seismic related sales, commission costs and Y2K compliance costs consumed most of the variable S G & A cost savings that are typically associated with periods of reduced shipments.

Net other Expenses improved by about $25,000, from $83,130 for the previous year to $58,557 for the current year, primarily reflecting lowered interest expense as the Company has taken on no new significant debt for almost two years and continues to pay down existing debt. For the first six months of Fiscal Year 2000, Net Income before Provision for Taxes was $362,276, compared to $438,588 for the previous fiscal year's six month period. After the application of a tax provision and the impact of the affiliate and minority shareholder interest figures, Net Income for the period was $241,667 and $.087 per share compared to $283,109 and $.103 for the previous year's period.

SECOND QUARTER (all figures being compared are for the second quarter of FY2000 vs. the second quarter of FY1999)

Shipments for the current period were $2,297,319 compared to $2,838,017 as discussed in the section above. Gross Margin for the period was $833,199 and 36.2% of shipments, compared to $1,005,295 and 35.4% for the previous period, reflecting, as mentioned above, the favorable impact of the high proportion of seismic products in the product mix. S G & A expense was $660,394, 28.8% of shipments compared to $711,631 and 25.1% for the previous year's performance.

====END OF PAGE 8====

FORM 10-QSB
TAYLOR DEVICES, INC.
MANAGEMENT'S DISCUSSION (CON'T)

Net Other Expense was lower, as explained in the section above, as interest expense declined noticeably bringing the figure for the current period to $27,686 compared to $40,717. After provisions for taxes and the impact of the affiliated and minority shareholder interest figures, Net Income for the period was $101,110 and $.037 per share compared to $162,657 and $.059 a share for the second quarter of FY99.

The Company's Balance Sheet continues to reflect the Company's strong condition while also reflecting a shift in its operating environment. Accounts Receivable remains at a relatively high level, as a consequence of the progress billing cycle, and Inventories rose slightly, reflecting effort on the improved backlog. The Company continues to meet its funding requirements through the generation of profits and existing lines of credit and does not anticipate having to seek additional sources of funds in the current fiscal year or the near future.

At the halfway point of FY2000, Management anticipates that the Company will continue to pursue numerous sales opportunities in the seismic and aerospace/defense sectors and maintain or improve the current backlog position. Shipments are expected to continue to carry a favorable gross margin and, overall, results for FY2000 are expected to approximate those of FY1999.

YEAR 2000

Certain statements included in this discussion regarding the Company's Year 2000 ("Y2K") compliance are forward looking statements. These include Management's best estimates for completion dates for various phrases and priorities, testing performed, and costs spent for compliance, either by the Company or third parties. These forward looking statements are subject to various factors which may materially affect the Company's efforts in that regard. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate, correct or replace any relevant software and embedded components, the compliance of critical vendors, and similar uncertainties. The risks that inaccurate information being supplied by third parties, and upon which the Company may rely, must be considered as a risk factor that could affect the Company's Y2K efforts.

As previously reported, the Company's primary integrated manufacturing/accounting software is an "off-the-shelf", widely used product designed to function in the Y2K environment, but failure could conceivably result in some unknown level of inconvenience, until adapted or replaced.

====END OF PAGE 9====

FORM 10-QSB
TAYLOR DEVICES, INC.
MANAGEMENT'S DISCUSSION (CON'T)

The Company has completed hardware and software modifications and improvements throughout and the Company's computers and servers have been tested for functionality after January 1, 2000.

Throughout FY99 and presently, the purchasing department has contacted key vendors to determine if any of them anticipate experiencing significant Y2K problems. These assessments are believed to be completed.

The Company has external communication links with its payroll service, government contract service, the SEC filing system, and has less vital information links with its bank, credit report service and other institutions, most of which have informed the Company to be Y2K compliant. Investigation of the functionality of these links is ongoing.

At this time, Management is unaware of any Y2K problems, other than those that are beyond its control. The Company believes that it can function temporarily, if need be, by using manual methods of operation should an unforeseen Y2K problem occur.

====END OF PAGE 10====

FORM 10-QSB
TAYLOR DEVICES, INC.

PART II -	OTHER INFORMATION

	ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.
	ITEM 2	Changes in Securities - None
	ITEM 3	Defaults Upon Senior Securities - None
	ITEM 4	Submission of Matters to Vote of Securities Holders

	1.	The Annual Meeting of Shareholders was held on October 22, 1999. Results are as follows:
	A.	Class 1 Director of the Company was elected to serve a three year term expiring in 2002 as follows:
Joseph P. Gastel - 2,122,024 shares voted for and 16,848 shares were withheld.
	B.	To adopt a 1999 Taylor Devices, Inc. Employee Stock Purchase Plan. A total of 2,095,348 shares voted for the Plan; 30,642 shares voted against and 4,268 shares abstained.

	ITEM 5	Other Information
For the period 9/1/99 to 11/30/99, changes in the Company's outstanding shares are as follows:
	A.	An increase of 10,428 shares, for purchases of Company stock by employee's from the Employee's Stock Purchase Plan.
	B.	A reduction of 21,730 shares which were returned to the treasury from open market purchases by the Company. Treasury shares at 11/30/99 are 84,154.

	ITEM 6	Exhibits and Reports of Form 8-K - None

====END OF PAGE 11====

FORM 10-QSB
TAYLOR DEVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By	/s/Douglas P. Taylor	Date	January 12, 1999
Douglas P. Taylor Chairman of the Board of Directors President (Principal Executive Officer)

AND

By	/s/Kenneth G. Bernstein	Date	January 12, 1999
Kenneth G. Bernstein Chief Accounting Officer Treasurer

====END OF PAGE 12====