Form 10QSB
period 2000-02-29
TAYLOR DEVICES INC
filed 2000-04-12
CIK 96536

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended February 29, 2000

Commission File Number 0-3498

TAYLOR DEVICES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK	16-0797789
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

90 TAYLOR DRIVE, NORTH TONAWANDA, NEW YORK	14120-0748
Address of principal executive offices	Zip Code

Registrant's Telephone Number, Including Area Code -- 716-694-0800

Indicate by check mark whether the registrant (1) has filed all annual, quarterly, and other reports required to be filed with all the Commission and (2) has been subject to the filing requirements for at least the past 90 days.
Yes X No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at February 29, 2000
Common Stock (2-1/2 cents par value)	2,772,956

=== END OF PAGE 1 ===

FORM 10-QSB
TAYLOR DEVICES, INC. - INDEX

..
PART I	FINANCIAL INFORMATION

Item 1.Financial Statements

Consolidated Condensed Balance Sheets February 29, 2000, and May 31, 1999.........................Page 3

Consolidated Condensed Statements of Income for nine months ended February 29, 2000 and February 28, 1999, and three months ended February 29,2000 and February 28,1999......................................Page 4

Consolidated Condensed Statement of Cash Flows - nine months ended February 29, 2000 and February 28, 1999......................................................................................................................................Page 5

Notes to Consolidated Condensed Financial Statements................................................................Page 6

Item 2.Management's Discussion and Analysis of the Financial Condition and Results of Operations

PARTII	OTHER INFORMATION
	Item 1.	Legal Proceedings.........................................................................................................................Page 10
	Item 2.	Changes in Securities.....................................................................................................................Page 10
	Item 3.	Defaults upon Senior Securities......................................................................................................................................Page 10
	Item 4.	Submission of Matters to Vote of Security Holders........................................................................................................................................Page 10
	Item 5.	Other Information.........................................................................................................................Page 10
	Item 6.	Exhibits and Report on Form 8-K.................................................................................................Page 10
SIGNATURES		....................................................................................................................................................Page 11

=== END OF PAGE 2 ===

FORM 10-QSB
TAYLOR DEVICES, INC.

CONSOLIDATED BALANCE SHEET

ASSETS	02/29/00	5/31/99
Current
Cash	$403,304	$ 1,248,640
Funds Held By Trustee	- 0 -	112,575
Trade Accounts Receivable	3,804,105	2,426,780
Inventories	2,825,877	3,041,014
Prepaid and Refundable Income Taxes	130,300	130,300
Prepaid Expenses	43,657	76,185
Total Current Assets	$ 7,207,243	$ 7,035,494
Investments - Affiliate, at equity	277,854	253,584
Property and Equipment - Net	2,601,586	2,705,563
Other Assets
Other	307,566	356,084
Total Other Assets	$ 307,566	$ 356,084
TOTAL ASSETS	$ 10,394,249	$10,350,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Current Portion of Long Term Debt	$ 320,377	$ 336,612
Payables - Trade	944,862	746,900
Affiliate-Current	275,187	183,700
Construction-in-Progress	- 0 -	- 0 -
Accrued Income Tax	108,769	373,127
Accrued Expenses	612,417	560,226
Advanced Payments - Customers	217,500	452,340
Billings in Excess of Costs and Estimated Earnings	145,000	139,166
Total Current Liabilities	$ 2,624,112	$ 2,792,071
Non Current
Long Term Debt	$ 1,391,371	$ 1,629,022
Deferred Income Tax	53,700	53,700
Total Non Current Liabilities	$ 1,445,071	$ 1,682,722
Minority Stockholders' Interest	$ 308,837	$ 292,404

STOCKHOLDERS' EQUITY
Common Stock, par value $.025 a share, authorized 8,000,000 shares	$ 71,738	$ 70,922
Paid - In Capital	2,768,066	2,678,017
Retained Earnings	3,452,270	2,974,991
	6,292,074	5,723,930
Treasury Stock - 96,535 shares and 52,203 shares at cost	(275,845)	(140,402)
TOTAL STOCKHOLDERS' EQUITY	$ 6,016,229	$ 5,583,528
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 10,394,249	$10,350,725

=== END OF PAGE 3 ===

FORM 10-QSB
TAYLOR DEVICES, INC.

CONSOLIDATED CONDENSED STATEMENT OF INCOME

	NINE MONTHS ENDED FEBRUARY 29		THREE MONTHS ENDED FEBRUARY 29
	2000	1999	2000	1999
NET SALE	$8,275,632	$8,115,916	$3,416,968	$2,764,142
COST OF PRODUCT SOLD	5,195,925	5,138,419	2,125,523	1,677,447
Gross Profit	3,079,707	2,977,497	1,291,445	1,086,695

EXPENSES
Selling and Administrative	2,281,838	2,155,859	914,409	786,775
Profit (loss) from Operations	797,869	821,638	377,036	299,920

OTHER INCOME/(EXPENSE)
Rental - Affiliates	7,500	7,500	2,500	2,500
Miscellaneous	15,719	14,173	8,262	579
Interest	(104,646)	(141,270)	(33,632)	(39,546)
NET OTHER	(81,427)	(119,597)	(22,870)	(36,467)

NET INCOME BEFORE PROVISION FOR TAXES	716,442	702,041	354,166	263,453
Provision for Income Taxes	247,000	240,284	128,500	85,389

INCOME BEFORE EQUITY IN EARNINGS OF AFFILIATES	469,442	461,757	225,666	178,064

EQUITY IN EARNINGS OF AFFILIATES	24,270	16,300	11,265	6,300

NET INCOME BEFORE MINORITY STOCKHOLDERS' INTEREST	493,712	478,058	236,931	184,364
Minority Stockholders' Interest	16,433	18,060	1,319	7,476
NET INCOME	$ 477,279	$ 459,997	$ 235,612	$ 176,888
Earnings Per Share	$ .172	$ .165	$ .085	$ .063

====END OF PAGE 4====

FORM 10-QSB
TAYLOR DEVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED FEBRUARY 29/28
	2000	1999
Cash Flows From Operating Activities
Net Income	$477,279	$459,997
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	248,436	230,640
Equity in Net Income of Affiliate	(24,270)	(16,300)
Increase in cash value - Life Insurance	- 0 -	- 0 -
Deferred Income Taxes	- 0 -	(39,673)
Tax Benefit - Stock Option Plan	- 0 -	- 0 -
Minority Stockholder's Interest	16,433	10,584
Common Stock issued, charged to Compensation Expense, Net	- 0 -	- 0 -
Interest Income - funds held by trustee	- 0 -	- 0 -
Changes in:
Receivables	(1,377,325)	(572,396)
Inventories	215,137	(63,308)
Prepaid expenses	81,047	88,641
Payables - Trade	197,962	(369,876)
Payables - Affiliates	91,487	40,652
Advance Payments, Customers	(229,006)	(701,978)
Accrued Income Taxes	(264,358)	18,187
Accrued Expenses	52,191	142,452
Net cash provided by operating activities	(514,987)	(772,378)
Cash Flows From Investing Activities
Acquisition of property and equipment	(144,455)	(168,060)
Proceeds from sale of tax free money fund held by trustee	- 0 -	- 0 -
Cash received from trustee	- 0 -	- 0 -
Cash remitted to trustee	112,575	113,193
Net cash used for investing activities	(31,884)	(54,867)
Cash Flows From Financing Activities
Financing costs paid	- 0 -	- 0 -
Borrowings - bank demand notes	300,000	300,000
Repayments - bank demand notes	(300,000)	(300,000)
- long-term debt	(253,886)	(234,174)
Proceeds from issuance of common stock
- employee stock purchase plan	90,864	71,522
- acquisition of treasury stock	(135,443)	19,750
Net cash used for financing activities	(298,465)	(142,902)
Net increase/(decrease) in cash and cash equivalents	(845,336)	(970,147)
Cash and Cash Equivalents Balance at Beginning of Year	1,248,640	1,696,506
Cash and Cash Equivalents Balance at End of Period	403,304	726,359

====END OF PAGE 5====

FORM 10-QSB
TAYLOR DEVICES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT

1.	In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of February 29, 2000 and May 31, 1999 and the results of operations for the three months and nine months ended February 29, 2000 and February 28, 1999 and changes in financial position for the nine months then ended.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	For the nine month period ended February 29, 2000, the profit was divided by 2,772,956, which is net of the Treasury shares, to calculate the earnings per share. For the nine month period ended February 28, 1999, the profit was divided by 2,789,595 to calculate the earnings per share, which is net of the Treasury shares.

4.	The results of operations for the nine month period ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year.

=== END OF PAGE 6 ===

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparisons of Nine Months Ended February 29, 2000 - February 28, 1999
Increase (Decrease)
Net Sales	159,716
Cost of Sales	57,506
Selling, General and Administrative Expenses	125,979
Other Expenses	- 0 -
Other Income	1,546
Interest Expense	(36,624)
Net Profit Before Tax and Minority Shareholders' Interest	14,401
Provision for Income Tax	6,716
Net Profit Before Equity in Earnings of Affiliates	7,685
Equity in Earnings of Affiliates	7,970
Minority Stockholders' Interest	(1,627)
Net Income	17,282

====END OF PAGE 7====

FORM 10-QSB
TAYLOR DEVICES, INC.

MANAGEMENT'S DISCUSSION (CON'T)

For the three and nine month periods ending February 29, 2000, the Company reported record Net Sales figures and Net Income figures, produced in part by the results of its long term efforts to expand its product lines and geographic markets. Sales of a new product application and foreign orders impacted the year-to-date financial results - in shipments, gross margin and administrative expenses.

NINE MONTH PERIOD (all figures compared are nine months y-t-d FY2000 vs. nine months y-t-d FY1999)

For the first nine months of Fiscal Year 2000, Net Sales were $8,275,632 compared to $8,115,916 in FY99, an improvement of approximately 2%. The FY00 product mix contained more seismic product than FY99, which helped contribute to an improved Gross Margin performance - 37.2% in FY00 versus 36.7% in FY99. SG&A expense for FY2000 was $2,281,838 and 27.6% of Net Sales compared to $2,155,859 and 27.6% of Net Sales in FY00. This change is largely attributable to higher royalty, commission, travel, and promotional expenses related to the higher proportion of foreign and new product sales in the product mix and intensified marketing efforts.

Net Other Expense improved by about $38,170, from $119,597 in FY99 to $81,427 in FY00 primarily reflecting lowered interest expense. For the first nine months of Fiscal Year 2000, Net Income before Provision for Taxes was $716,442 compared to $702,041 for the first nine months of FY99. After the application of a tax provision and the impact of the affiliate and minority shareholder interest figures, Net Income for the period was a new Company high for a nine month period, $477, 279 and $.172 per share compared to $459,997 and $.165 for the previous year's period.

THREE MONTH PERIOD (all figures being compared are for the third quarter of FY2000 vs. the third quarter of FY1999)

Shipments for the current period were $3,416,968, (a new Company record for any quarter) compared to $2,764,142 for FY99. The quarter contained increasing proportions of progress billings against seismic orders. Gross Margin was $2,125,523 and 37.8% of Net Sales compared to $1,677,447 and 39.3% in the previous year as the Company estimated conservative gross margins on these progress billings. SG&A expense for the current period was $914,409 and 26.8% of Net Sales versus $786,775 and 28.5% in the previous period. As previously discussed, a substantial portion of the change in SG&A was attributable to increased sales promotion activity, both domestic and foreign, and increased royalty and commission expenses related to the product mix.

====END OF PAGE 8====

FORM 10-QSB
TAYLOR DEVICES, INC.

MANAGEMENT'S DISCUSSION (CON'T)

Net Other Expense improved from $36,467 in FY99 to $22,870 in FY00 as a result of improving interest expense and a one-time refund of a prior expense. The net contribution from the affiliates' income and minority shareholder interest likewise improved, from ($1,176) in FY99 to $9,946 in FY00. Net Income for the quarter was $235,612 and $.085 per share versus $176,888 and $.063 in the prior year.

The Company's Balance Sheet continues to reflect the Company's transition from an OEM supplier and defense contractor. The Accounts Receivable balance reflects the high proportion of progress billings which traditionally carry a longer payment turnaround period. Certain larger contracts had no progress payment provisions but several are scheduled for shipment relatively early in the fourth quarter. Management anticipates collecting these funds by the end of the fiscal year. All other balance sheet items remained relatively stable. The Company continues to meet its funding requirements through the generation of profits and existing lines of credit and does not anticipate having to seek additional sources of funds in the current fiscal year or the near future.

At the nine month mark of FY2000, Management is pursuing what it believes are favorable sales opportunities in the seismic and aerospace/defense sectors. It is continuing its intensive efforts to expand its product lines and geographic base to maintain a strong backlog position. Based on the current shipment schedule for the final quarter of the year, results for FY2000 are expected to approximate those of FY1999.

YEAR 2000

Transition into Year 2000 for the information systems of the Company was without problems that were globally anticipated. The Company experienced no inconveniences with its vendors nor other third parties through the Year 2000 transition nor does the Company anticipate major risks with these systems in the future.

====END OF PAGE 9====

FORM 10-QSB
TAYLOR DEVICES, INC.

PART II-	OTHER INFORMATION

	ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.
	ITEM 2	Changes in Securities - None
	ITEM 3	Defaults Upon Senior Securities - None
	ITEM 4	Submission of Matters to Vote of Securities Holders - None
	ITEM 5	Other Information
For the period 12/1/99 to 2/29/00, changes in the Company's outstanding shares are as follows:
	A.	An increase of 11,406 shares, for purchases of Company stock by employee's from the Employee's Stock Purchase Plan.
	B.	An increase in Treasury shares of 12,381, which were returned to the treasury from open market purchases by the Company for the period of 12/1/99 to 2/29/00. Treasury shares at 2/29/99 are 96,535.

	ITEM 6	Exhibits and Reports of Form 8-K: Current Report on Form 8-K dated and filed December 29, 1999 announced the Registrant's plan to continue to purchase Registrant's common stock from selling shareholders through open market purchases.

====END OF PAGE 10====

FORM 10-QSB
TAYLOR DEVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By	/s/Douglas P. Taylor	Date April 12, 2000
Douglas P. Taylor Chairman of the Board of Directors President (Principal Executive Officer)

            AND

By	/s/Kenneth G. Bernstein	Date April 12, 2000
Kenneth G. Bernstein Chief Accounting Officer Treasurer

====END OF PAGE 11====