Form 10KSB
period 2000-05-31
TAYLOR DEVICES INC
filed 2000-08-30
CIK 96536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2000	Commission file number 0-3498

TAYLOR DEVICES, INC.

(Exact name of small business issuer as specified in its charter)

New York	16-0797789
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Taylor Drive, P.O. Box 748, N. Tonawanda, New York	14120-0748
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number	(716) 694-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes	X	No	_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to Form 10-KSB [ ].

Issuer's revenues for its most recent fiscal year are $11,482,340.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the issuer, computed by reference to the average of the bid and asked price on August 25, 2000 was: $3,840,221. In addition to shares held by affiliates, this calculation also excludes shares of the issuer's common stock that are held by Schedule 13D filers.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 25, 2000
Common Stock, $.025 par value	2,785,674

====END OF PAGE 1====

TAYLOR DEVICES, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-KSB Reference

Form 10-KSB	Part I, Items 1-4
Part II, Items 5-8 and
Part III, Item 13

Proxy Statement	Part III, Items 9-12

FORM 10-KSB INDEX

====END OF PAGE 2====

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

Principal Products

The Company has six major product lines; namely, (1) Seismic Dampers, (2) Fluidicshoks, (3) Crane and Industrial Buffers, (4) Self-Adjusting Shock Absorbers, (5) Liquid Die Springs, and (6) Vibration Dampers. The following is a summary of the capabilities and applications for these product lines.

Seismic Dampers are designed to ameliorate the effects of earthquake tremors on structures, and represent a substantial part of the business of the Company. Fluidicshoks are small, extremely compact shock absorbers with up to 19,200 inch-pound capacities, produced in 15 standard sizes for primary use in the defense, aerospace and commercial industry. Crane and industrial buffers are larger versions of the Fluidicshoks with up to 60,000,000 inch-pound capacities, produced in more than 60 standard sizes for industrial application on cranes, ships, container ships, railroad cars, truck docks, ladle and ingot cars, ore trolleys and car stops. Self-adjusting shock absorbers, which include versions of Fluidicshoks and crane and industrial buffers, automatically adjust to different impact conditions, and are designed for high cycle application primarily in heavy industry. Liquid die springs are used as component parts of machinery and equipment used in the manufacture of tools and dies. Vibration dampers are used primarily by the aerospace and defense industries to control the response of electronics and optical systems subjected to air, ship, or spacecraft vibration.

Distribution

The Company utilizes the services of more than 50 sales representatives and distributors in the United States and Canada. Specialized technical sales in aerospace and custom marketing activities are serviced by three sales agents, with the assistance and under the direction of Douglas P. Taylor, the Company's President. Sales representatives typically have non-exclusive, yearly agreements with the Company, which, in most instances, provide for payment of commissions on sales at 10% of the product's net aggregate selling price. Distributors also have non-exclusive, yearly agreements with the Company to purchase the Company's products for resale purposes.

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

====END OF PAGE 3====

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

Patents, Trademarks and Licenses

Under a License Agreement ("License Agreement") dated November 1, 1959, between the Company and Tayco Developments, Inc. ("Developments"), the Company was granted preferential rights to market, in the United States and Canada, all existing and future inventions and patents developed by Developments. The term of this License Agreement is the life of the last-to-expire patent on which the Company is paying royalties, which is the year 2018. During the life of the patent, the Company pays Developments a 5% royalty on sales of items sold and shipped. During FY00, the Company incurred royalties to Developments of $227,678. Payments are required to be made quarterly without interest. Payments are current.

The License Agreement also provides for Developments to pay the Company 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement, as well as on apparatus and equipment subject to the License Agreement but modified by the Company, with rights to such modification having been assigned to Developments. No royalties were received in FY00. Royalties, if any, are paid quarterly.

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

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales. No extended payment terms are offered. During FY00, delivery time after receipt of orders averaged 12 to 14 weeks for the Company's standard products. Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects utilizing custom designed components of the Company.

====END OF PAGE 4====

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

Research and Development

The Company does not normally engage in any major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the government. See Item 1. Description of Business, "Patents, Trademarks and Licenses". The Company, however, engages in research testing of its products. For the fiscal years ended May 31, 2000 and May 31, 1999, the Company expended $221,672 and $167,078 respectively, on manufacturing research through its affiliate, Developments. The Company spent $221,822 and $185,400 on research and development in FY00 and FY99, respectively. For FY00 and FY99, defense sponsored research and development totaled $249,396 and $62,845, respectively.

Government Regulation

Compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment has had no material effect on the Company, and the Company believes that it is in substantial compliance with such provisions.

The Company is subject to the Occupational Safety and Health Act ("OSHA") and the rules and regulations promulgated thereunder, which establish strict standards for the protection of employees, and impose fines for violations of such standards. The Company believes that it is in substantial compliance with OSHA provisions and does not anticipate any material corrective expenditures in the near future.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2000, the Company had 88 full time employees, including 3 executive officers, and 3 part time employees. The Company has good relations with its employees.

====END OF PAGE 5====

ITEM 2. DESCRIPTION OF PROPERTY

The Company's production facilities are comprised of four interconnected buildings and one adjacent building located on approximately six acres on Tonawanda Island, New York. Production facilities consist of a small parts plant (approximately 4400 square feet), large parts plant (approximately 10,000 square feet), including a facility of approximately 7,000 square feet constructed in 1995 (see below), a testing facility, storage area, pumping area and the Company's general offices. The adjacent building is an 8,500 square foot seismic assembly test facility constructed in 1998. Total square footage of these facilities is more than 33,000 square feet. The Company has two separate remote testing facilities used for shock testing. One facility is 800 square feet and a newer state-of-the-art test facility is of 1,225 square feet. The small parts plant consists of a complete small machine shop and tool room and produces all of the Company's product items which are less than two inches in diameter. The large parts plant consists of a complete large machine shop and tool room. Both plants contain custom-built machinery for boring, deep hole drilling and turning of parts.

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

Rental payments, equivalent to payments of principal and interest due, are made quarterly by the Company over the term of the Lease, and are sufficient to amortize the $1,250,000 tax-exempt industrial development revenue Series A Bonds (the "Bond") issued by the NCIDA. The payments reimburse Marine Midland Bank, N.A. (now HSBC Bank, N.A.) ("HSBC"), as issuer of the five year direct-pay irrevocable letter of credit, which is drawn upon by Bankers Trust Company, as Trustee, for the benefit of the bondholders. The letter of credit was renewed by HSBC on January 3, 2000 for another five-year period. The Bond bears interest at the HSBC Adjustable Rate Service ("MMARS") rate, plus an incremental amount designated by HSBC Securities, Inc. (the "Remarketing Agent"). The MMARS rate reflects the current bid-side yield of the highest rate short-term, federally tax exempt obligations currently being traded, announced weekly by the Remarketing Agent, not to exceed 15% per annum, and is the minimum rate of interest necessary to enable the Remarketing Agent to remarket the Bond at par. Annual principal payments by the Company in June of each year range from $25,000 to $150,000, including a final principal payment of $45,000 upon maturity on June 1, 2009. The Bond may be redeemed in whole, or in part, on any quarterly interest payment date, without penalty or premium. The principal amount outstanding on the Bond as of May 31, 2000 is $615,000.

Rental payments are secured by the liens of the Master Indenture between the NCIDA and the Trustee, the Series Supplemental Indenture between the NCIDA and the Trustee, and the Series Mortgage from the NCIDA, the Company, and Tayco Realty Corporation ("Tayco Realty"), to HSBC, as well as by other collateral security arrangements. When the Bond matures on June 1, 2009, the Company must purchase the Facility from the NCIDA for $1.00.

A renewal note dated June 1, 1998 due June 1, 2008 in the face amount of $174,778 is held by HSBC, secured by property located at 90 Taylor Drive, North Tonawanda.

A mortgage note dated January 1998, due January 1, 2013 in the face amount of $400,000 is also held by HSBC on property located at 90 Taylor Drive, North Tonawanda, with an interest rate equal to the bank's private interest rate plus 1%. A monthly payment of $2,222.22 is due on the first of each month. The principal balance at May 31, 2000 is $340,000. All payments on the above obligations are current.

====END OF PAGE 6====

Except for the premises leased from the NCIDA, the Company leases portions of both the building and the property on which it is located from Tayco Realty, an affiliate. Pursuant to the Lease Agreement between the Company and Tayco Realty, rental payments from June 1, 1999 to May 31, 2000 totaled $159,600. The Lease Agreement, which contains standard terms and conditions, was renewed on November 1, 1995 for a term of ten years. Annual rentals are renegotiated by management of the two companies. The total rent paid by the Company is determined by a base rate, subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by the Company. The Company also pays for certain expenses incurred for the operation of the facilities. In addition, the Company leases a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet at $825 per month. The warehouse is located approximately one-half mile from the above-referenced production facilities and office space. In January 2000, the Company began leasing 4,450 sq. ft. in a warehouse located approximately 10 miles from the main production facilities. This warehouse is used to store completed units awaiting delivery instructions from customers. The total rental expense incurred by the Company for fiscal 2000 was $191,604.

The following tables provide information regarding the properties discussed in this Item 2. Description of Property.

TAYLOR DEVICES, INC. AND SUBSIDIARY

DISCLOSURE FOR REG. 228.012©FOR FILING 10-KSB

05/31/00

Reg. 228.102(c)-Real Estate
PROPERTY LOCATION	COST	ACCUM. DEPRECIATION 05/31/00 (BOOK)	NET BOOK VALUE 05/31/00
90 & 100 Taylor Drive
N. Tonawanda, NY 14120
(see below)
Land	$ 141,483	N/A	$ 141,483
Buildings	1,154,353	$ 571,709	582,644
Improvements	1,674,531	391,660	1,282,871
TOTAL	$ 2,970,367	$ 963,369	$ 2,006,998

====END OF PAGE 7====

PROPERTY LOCATION	COST	ACCUM. DEPRECIATION 05/31/00 (BOOK)	NET BOOK VALUE 05/31/00	PERCENTAGE OF TOTAL ASSETS
90 Taylor Drive
N. Tonawanda, NY 14120
Land	$ 107,363	N/A	$ 107,363
Building	428,506	392,391	36,115
Building Improve-Realty	91,476	15,721	75,755
Building Improve-Devices	1,583,055	375,939	1,207,116
TOTAL	$ 2,210,400	$ 784,051	$ 1,426,349	12.9%

PROPERTY LOCATION	COST	ACCUM. DEPRECIATION 05/31/00 (BOOK)	NET BOOK VALUE 05/31/00	PERCENTAGE OF TOTAL ASSETS
100 Taylor Drive N. Tonawanda, NY 14120
Land	$ 34,120	N/A	$ 34,120
Building	725,847	179,318	546,529
TOTAL	$ 759,967	$ 179,318	$ 580,649	5.2%

Taylor Devices, Inc. & Subsidiary Total Assets as of May 31, 2000	$11,081,021
Reg.228.102(c)(7)(vi)(A-D)

	FEDERAL	FEDERAL	FEDERAL	FEDERAL	NET TAX
	DEPREC.	LIFE	TAX	ACCUM.	BASIS
PROPERTY LOCATION	METHODS	CLAIM	COST	DEPREC.	05/31/00
90 & 100 Taylor Drive
N. Tonawanda, NY 14120
(see below)
STR.
LINE,
	ACRS,	15-40
Building	MACRS	Yrs.	$ 1,154,353	$ 613,399	$ 540,954

STR.
LINE,
Building	ACRS,	7-40
Improvements	MACRS	Yrs.	1,674,531	343,052	1,331,479
			$ 2,828,884	$ 956,451	$ 1,872,433

====END OF PAGE 8====

SUPPORTING SCHEDULE
Reg.228.102(c)(7)(vi)(A-D)

	FEDERAL	FEDERAL	FEDERAL	FEDERAL	NET TAX
	DEPREC.	LIFE	TAX	ACCUM.	BASIS
PROPERTY LOCATION	METHODS	CLAIM	COST	DEPREC.	05/31/00
90 Taylor Drive
N. Tonawanda, NY 14120
STR.
LINE,
	ACRS,	15-25
Building	MACRS	Yrs.	$ 428,506	$ 392,391	$ 36,115

STR.
LINE,
Building	ACRS,	7-39.0
Improve-Realty	MACRS	Yrs.	91,476	16,857	74,619

STR.
LINE,
Building	ACRS,	15-40
Improve-Devices	MACRS	Yrs.	1,583,055	326,195	1,256,860
TOTAL			$ 2,103,037	$ 735,443	$ 1,367,594

100 Taylor Drive
N. Tonawanda, NY
14120
STR.
LINE,
	ACRS,	19-40
Building	MACRS	Yrs.	$ 725,847	$ 221,008	$ 504,839

Reg. 228.102(c)(2)

The Company leases approximately 800 square feet of office and research and development space to Developments pursuant to a three year Lease Agreement that expired July 1, 2000. Rental payments under this agreement for fiscal 2000 totaled $10,000. A new Lease Agreement has been entered into between the Company and Developments, effective July 1, 2000, at a base annual rental of $12,000 annually. The Lease will automatically be renewed unless either party gives three months notice, in writing, to the other of termination. On April 1st of each year, management of both companies will review the agreement for any increases in expenses such as increased taxes, maintenance costs or for additional space utilized by Developments. The rate of any rental increase may not exceed 10% annually and can be waived by both parties in writing.

ITEM 3. LEGAL PROCEEDINGS

None except for routine litigation incidental to the business.

====END OF PAGE 9====

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock trades on the Small Cap Market tier of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol TAYD. The high and low market prices noted below for the quarters of FY00 and FY99 are obtained from NASDAQ.

	Fiscal 2000		Fiscal 1999
	High	Low	High	Low

First Quarter	2.781	2.375	3.6876	3.3336

Second Quarter	2.875	2.594	3.1876	2.667

Third Quarter	2.969	2.531	2.7823	2.028

Fourth Quarter	3.250	2.688	2.419	2.214

Holders

As of May 31, 2000, the number of issued and outstanding shares of Common Stock was 2,775,260, and the approximate number of record holders of the Company's Common Stock was 1,112. Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

Dividends

No cash or stock dividends have been declared during the last two fiscal years. Except as herein described, under the terms of the Company's credit arrangement with its major lender, the Company is prohibited from issuing cash dividends.

On October 5, 1998, the Company's Board of Directors adopted a shareholder rights plan designed to deter coercive or unfair takeover tactics and prevent an acquirer from gaining control of the Company without offering a fair price to shareholders. Under the plan, certain rights ("Rights") were distributed as a dividend on each share of Common Stock (1 Right for each share of Common Stock) held as of the close of business on or after October 19, 1998. Each whole Right entitles the holder, under certain defined conditions, to buy one two-thousandths (1/2000) of a newly issued share of the Company's Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at an exercise price of $5.00. Rights attach to and trade with the shares of Common Stock, without being evidenced by a separate certificate.

No separate Rights certificates will be issued unless and until the Rights detach from Common Stock and become exercisable for shares of the Series A Preferred Stock.

Such an event will occur if (1) a person or group acquires beneficial ownership of 30% or more of the Company's Common Stock (except through a tender or exchange offer for all shares which the Board

====END OF PAGE 10====

determines is fair and in the best interests of the Company and its shareholders); or (2) a person or group commences a tender or exchange offer which will result in the person or group beneficially owning 24% or more of the Common Stock; or (3) the Board determines that a person or group holding at least 24% of the Common Stock intends to cause or pressure the Company into taking actions adverse to its or its shareholders' interests, or that the person or group is causing or is likely to cause a material adverse impact on the business or prospects of the Company. The Rights expire on October 5, 2008.

Other Information

On January 5, 1999, by filing a current report on Form 8-K with the Securities and Exchange Commission (the "Commission"), the Board of Directors of the Company announced that it would continue to make open market repurchases of its outstanding Common Stock from selling shareholders through December 31, 2000. The Company has purchased a total of 73,424 shares from January 12, 1999 through May 31, 2000 at an average price of $2.70 per share.

According to a current report on Form 8-K, filed with the Commission on May 10, 1999, the Company offered to purchase shares from its shareholders of record holding less than 100 shares of the Company's Common Stock at $3.30 per share. The offer commenced on June 11, 1999 and ended on July 12, 1999. A total of 5,309 shares were purchased by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this report, which are not historical facts, are forward-looking statements. Words such as "expects," "intends," "believes," "anticipates," "estimates," "assumes," and analogous expressions are intended to identify forward-looking statements. As such, these statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, pricing pressures, the need for the Company to keep pace with customer needs and technological developments, and other factors, many or all of which may be beyond the control of the Company. The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.

In Fiscal Year 2000, the Company enjoyed its seventh consecutive year of record revenues, and ninth consecutive year of record gross margin dollars. The Company also produced record-level results in the key performance areas of Operating Income, Net Income and Earnings Per Share. Although all three of the Company's product areas - Commercial, Defense/Aerospace and Seismic performed well, the predominant reason for these results is attributable to the Seismic products sector.

Net Shipments for FY00 of $11,482,340 is a new record and an improvement of 3.0% over the FY99 figure of $11,145,309. For the year, the Company maintained its desired proportion of approximately

50% of shipments attributable to seismic product sales and approximately 50% attributable to commercial/defense market sales.

The Gross Margin for FY00 was recorded at $4,832,347 (42.1% of Net Sales) as compared to $4,277,521 (38.4%) for the previous year. Major contributing factors to the improved performance were the continuing benefits of seismic parts standardization and better-than-projected results for certain seismic

====END OF PAGE 11====

projects begun in FY99 and completed in FY00. The Company's production control staff continued implementation of the manufacturing software, producing improvements in production scheduling and inventory control that are reflected in the Gross Margin figures.

Selling, General and Administrative expenses were $3,406,315 and 29.7% of sales, as compared to $3,065,932 and 27.5% in FY99. The increase in SG&A costs is indicative of the Company's primary objective to increase revenues and dominate market share in the sectors where it competes. Increased travel, promotional, communications, outside commission and Royalty expenses comprised the majority of the increased SG&A expense figure.

In FY00, the Company's Operating Income figure achieved a record level of $1,426,032 and 12.42% of Net Sales as compared to FY99 results of $1,211,589 and 10.9% so that improved revenues and gross margins more than offset the change in administrative costs. Total Other Expenses decreased slightly as Interest Expense remained stable - the net result of decreasing balances and increasing rates - and the Company recorded a small increase in Other Income items.

Taxes for FY00 were $487,400, which is an effective rate of 36.3%, and almost identical to the 36.5%, which represents taxes of $407,900 paid in FY99. After provision for taxes, Income Before Equity in the Earnings of Affiliates/Minority Interest was $853,236 in FY00 as compared to $708,448 in FY99. In FY00, the net impact of the Equity Income and Minority Shareholder Interest was income of $11,996, up from income of $3,224 recorded in FY99.

For FY00, the Company's Net Income was a record-high $865,232 or 7.54% of Net Sales and $.31 per share, representing a 21.6% improvement over the previous year when Net Income was a record $711,672, or 6.4% of Net Sales and $.26 per share.

The Company's balance sheet continues to reflect the Company's strong, steady performance. Inventories and Accounts Payable figures changed only moderately, reflecting continued stability in those areas. The key areas of change in the balance sheet occurred in the inter-related areas of Cash, Accounts Receivable, Costs in Excess of Billings, and Billings in Excess of Costs. The Company's increasing participation (in both the seismic and defense sectors) in projects with long-range delivery or development schedules has resulted, in FY00, in an increasing amount of the Company's monthly efforts being booked as progress shipments. Significant portions of these progress shipments are reflected in the Balance Sheet categories identified as Costs in Excess of Billings and Billings in Excess of Costs. Management believes that the combined total for Trade Receivables, Costs in Excess of Billings and Billings in Excess of Costs, $3,425,097 in FY00 as compared to $2,287,614 in F99, is a better indicator of the true value of the funds due the Company for completed and progress billings. This increase of $1,137,483 in funds due the Company between the two years is the primary factor in the $696,036 change in the cash position from FY99 to FY00.

The Company is increasingly using progress shipments to accurately reflect its monthly and quarterly performance, driven in large part by the Company's participation in its current primary growth sector - the civil engineering market. Management has addressed these changing conditions in two primary ways: The Company has obtained significantly increased lines of credit, both general and directed, from its bank; and has increased its requirements for Letters of Credit particularly with respect to foreign sales or sales in the domestic private sector.

The Company's record results in FY00 were attributable to its prior and continuing efforts to expand its markets and product lines and to strive for standardization in its seismic products. Based on the product mix and anticipated profitability of the Company's current backlog, Management anticipates another strong year in Fiscal Year 2001, subject as always to a continuing influx of repetitive type orders, a reasonable success rate on defense and seismic orders of significant value, and favorable delivery

====END OF PAGE 12====

schedules for those significant orders. Continued emphasis will be placed on developing foreign markets, an area where the Company enjoyed some success in FY00 and has several current opportunities pending final disposition.

At this time, Management believes that its internal cash flows and improved bank lines of credit will be adequate to handle its funding requirements, and that it will not be necessary to seek outside sources of funds.

Year 2000

Transition into Year 2000 for the information systems of the Company was without problems that were globally anticipated. The Company experienced no inconveniences with its vendors nor other third parties through the Year 2000 transition, nor does the Company anticipate major risks with these systems in the future.

ITEM 7. FINANCIAL STATEMENTS

For information concerning this Item, see the Company's balance sheet and related financial statements at Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

PART III

The information required by Items 9, 10, 11 and 12 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on November 10, 2000, which information is hereby incorporated by reference into this Annual Report. The proxy materials, including the Proxy Statement, will be filed within 120 days after the Company's fiscal year end.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
(i)	Independent Auditor's Report
====END OF PAGE 13====
(ii)	Consolidated Balance Sheets May 31, 2000 and 1999
(iii)	Consolidated Statements of Income for the years ended May 31, 2000 and 1999
(iv)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2000 and 1999
(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2000 and 1999
(vi)	Notes to Consolidated Financial Statements May 31, 2000

EXHIBITS:

(3)	Articles of incorporation and by-laws
	(i)	Restated Certificate of Incorporation incorporated by reference to Exhibit (3)(I) of Annual Report on Form 10-K, dated August 24, 1983.
	(ii)	Amendment to Certificate of Incorporation incorporated by reference to Exhibit (3)(iv) to Form 8 [Amendment to Application or Report], dated September 24, 1993.
	(iii)	Amendment to Certificate of Incorporation creating Series A Junior Participating Preferred Stock, $.05 par value, incorporated as Exhibit (3)(i)(viii) to Quarterly Report on Form 10-QSB for the period ending November 30, 1998, dated January 12, 1999.
	(iv)	By-laws incorporated by reference to Exhibit (3)(ii) to Annual Report on Form 10-K, dated August 24, 1983.
	(v)	Amendment to Article I, Section 1 of By-laws (time of annual meeting), incorporated by reference to Current Report on Form 8-K, dated October 21, 1988.
	(vi)	Amendment to Article V, Section 1 of By-laws (indemnification), incorporated by reference to Exhibit (3)(i) to Quarterly Report on Form 10-QSB for the period ending February 28, 1998, dated April 10, 1998.
	(vii)	Amendment to Article I, adding Sections 11 through 13 of By-laws (advance notice) incorporated by reference to Exhibit (3)(ii) to Quarterly Report on Form 10-QSB for the period ending February 28, 1998, dated April 10, 1998.
	(viii)	Proxy Review Guidelines incorporated by reference to Exhibit (3)(ii) to Quarterly Report on Form 10-QSB for the period ending February 28, 1998, dated April 10, 1998.
	(ix)	Amendment to Article II, Sections 3 and 6 of By-laws (classified board of directors), incorporated by reference to Exhibit (3)(ii)(ix) to Quarterly Report on Form 10-QSB for the period ending November 30, 1998, dated January 12, 1999.
(4)	Instruments defining rights of security holders, including indentures
	(i)	Mortgage to Marine Midland Bank dated May 28, 1993 incorporated by reference to Exhibit (10)(vii) to Annual Report on Form 10-KSB, dated September 10, 1993.
	(ii)	Master Indenture between Niagara County Industrial Development Agency and Bankers Trust Company, as Trustee, dated as of November 1, 1994 ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit (4)(iv) to Annual Report on Form 10-KSB, dated August 21, 1995.
====END OF PAGE 14====
	(iii)	Series Supplemental Indenture between Niagara County Industrial Development Agency and Bankers Trust Company, as Trustee, ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit (4)(v) to Annual Report on Form 10-KSB, dated August 21, 1995.
	(iv)	Series Mortgage from Niagara County Industrial Development Agency, Tayco Realty, Inc. and registrant to Marine Midland Bank, as Letter of Credit Bank, dated as of November 1, 1994, incorporated by reference to Exhibit (4)(vi) to Annual Report on Form 10-KSB, dated August 21, 1995.
	(v)	Mortgage from Niagara County Industrial Development Agency, Tayco Realty, Inc. and registrant to Marine Midland Bank, dated January 3, 1998, incorporated by reference to Exhibit (4)(v) to Annual Report on Form 10-KSB, dated August 25, 1998.
	(vi)	Rights Agreement by and between registrant and Regan & Associates, Inc, dated as of October 5, 1998 and letter to shareholders (including Summary of Rights), dated October 5, 1998, attached as Exhibits 4 and 20, respectively to Registration Statement on Form 8-A 12G, filed with the Securities and Exchange Commission on October 6, 1998.
Material Contracts
(i)	Incentive Stock Option Plan incorporated by reference to Exhibit (10)(ii) to Annual Report on Form 10-K, dated August 24, 1983.
(ii)	Non-Statutory Stock Option Plan incorporated by reference to Exhibit (10)(iii) to Annual Report on Form 10-K, dated August 24, 1983.
(iii)	1994 Taylor Devices, Inc. Stock Option Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-88152, as filed with the Securities and Exchange Commission on December 30, 1994.
(iv)	1998 Taylor Devices, Inc. Stock Option Plan attached as Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-6905, filed with the Securities and Exchange Commission on December 24, 1998.
====END OF PAGE 15====
(v)	License Agreement between the registrant and Tayco Developments, Inc., dated November 1, 1959, incorporated by reference to Exhibit (10)(i) to Annual Report on Form 10-K, dated August 27, 1982.
(vi)	Employee Stock Purchase Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 2-94754, filed with the Securities and Exchange Commission on December 11, 1984.
(vii)	The 1999 Taylor Devices Inc. Employee Stock Purchase Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 28, 1999.
====END OF PAGE 15====
(viii)	Loan Agreements between the registrant and Marine Midland Bank, dated December 2, 1992, incorporated by reference to Exhibit (10)(viii) to Annual Report on Form 10-K, dated September 10, 1993.
(ix)	Series Lease between Niagara County Industrial Development Agency and registrant, dated as of November 1, 1994 ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit (10)(ix) to the Annual Report on Form 10-KSB, dated August 21, 1995.
(x)	Lease Agreement between registrant and Tayco Realty Corporation, dated November 1, 1995, incorporated by reference to Exhibit (10)(ix) to Annual Report on Form 10-KSB, dated August 22, 1996.
(xi)	Form of Indemnity Agreement between registrant and certain officers and directors, incorporated by reference to Exhibit (10)(i) to Quarterly Report on Form 10-QSB for the period ending February 28, 1997, dated April 11, 1997.
(xii)	Lease Agreement dated July 1, 2000 between the Registrant and Tayco Developments, Inc., attached to and incorporated into this Annual Report on Form 10-KSB, dated August 25, 2000.
(11)	Statement re: Computation of per share earnings
REG.228.601(A)(11)STATEMENT RE: COMPUTATION OF PER SHARE
WEIGHTED AVERAGE OF COMMON STOCK/EQUIVALENTS O/S - F/Y/E 5/31/00

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING	2,753,518
COMMON SHARES ISSUABLE UNDER STOCK OPTION PLANS USING TREASURY STOCK METHOD	7,794
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING ASSUMING DILUTION		2,761,312
NET INCOME F/Y/E 5/31/00	(1)	$ 865,232
WEIGHTED AVERAGE COMMON STOCK	(2)	2,753,518
BASIC EARNINGS PER COMMON SHARE
(1) DIVIDED BY (2)		$ 0.31
NET INCOME F/Y/E 5/31/00	(3)	$ 865,232
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING ASSUMING DILUTION	(4)	2,761,312
DILUTED EARNINGS PER COMMON SHARE
(3) DIVIDED BY (4)		$ 0.31

====END OF PAGE 16====

WEIGHTED AVERAGE OF COMMON STOCK OUTSTANDING - F/Y/E 5/31/00

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING	2,745,772
COMMON SHARES ISSUABLE UNDER STOCK OPTION PLANS USING TREASURY STOCK METHOD	9.134
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING ASSUMING DILUTION	2,754,906

NET INCOME F/Y/E 5/31/00	(1)	$ 711,672
WEIGHTED AVERAGE COMMON STOCK	(2)	2,745,772
BASIC EARNINGS PER COMMON SHARE
(1) DIVIDED BY (2)		$ 0.26
NET INCOME F/Y/E 5/31/00	(3)	$ 711,672
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING ASSUMING DILUTION	(4)	2,754,906
DILUTED EARNINGS PER COMMON SHARE
(3) DIVIDED BY (4)		$ 0.26
(21)	Subsidiaries of the registrant
Tayco Realty Corporation is a New York corporation organized on September 8, 1977, 58% owned by the Company and 42% owned by Tayco Developments, Inc.

(23)	Report and Consent of Independent Certified Public Accountants

(27)	Financial Data Schedule

REPORTS ON FORM 8-K:
None

====END OF PAGE 17====

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)
By	/s/Douglas P. Taylor	Date	August 23, 2000
Douglas P. Taylor
President and Director
(Principal Executive Officer)

and

By	/s/Kenneth G. Bernstein	Date	August 23, 2000
Kenneth G. Bernstein
Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Joseph P. Gastel	By:	/s/Richard G. Hill
	Joseph P. Gastel, Director		Richard G. Hill, Director
	August 23, 2000		August 23, 2000

By:	/s/Donald B. Hofmar	By:	/s/Randall L. Clark
	Donald B. Hofmar, Director		Randall L. Clark, Director
	August 23, 2000		August 23, 2000

====END OF PAGE 18====

CONSENT OF INDEPENDENT AUDITORS

Board of Directors of Taylor Devices Inc.

We consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 0-3498) of Taylor Devices Inc. of our report dated August 4, 2000, included in the May 31, 2000 Annual Report of Stockholders of Taylor Devices, Inc.

/s/ Lumsden & McCormick, LLP

LUMSDEN & McCORMICK, LLP

Buffalo, New York

August 28, 2000

====END OF PAGE 19====

TAYLOR DEVICES INC.

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2000

====END OF PAGE 20====

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary as of May 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Lumsden & McCormick, LLP

Buffalo, New York

August 4, 2000

====END OF PAGE 21====

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2000	1999
Assets
Current assets:
Cash and cash equivalents	$314,273	$1,021,674
Short-term investments	238,531	226,966
Restricted funds held by Trustee (Note 7)	113,438	112,575
Accounts receivable, net of allowance for doubtful accounts of $130,000 and $72,000	2,120,486	1,933,599
Inventory (Note 2)	3,099,460	3,041,014
Prepaid expenses	80,406	76,185
Costs and estimated earnings in excess of billings (Note 3)	1,554,309	493,181
Deferred income taxes	218,200	130,300
	7,739,103	7,035,494
Property and equipment, net (Note 4)	2,679,016	2,705,563

Investment in affiliate, at equity (Note 5)	296,980	253,584

Other:
	Cash value of life insurance, net	233,132	208,548
	Deferred financing costs, net	77,879	86,577
	Goodwill, net	54,911	60,959
		365,922	356,084

		$11,081,021	$10,350,725
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt (Note 7)	$328,347	$336,612
Payables - trade	688,908	746,900
Payables - affiliate	331,713	183,700
Accrued income taxes	163,935	373,127
Accrued expenses	815,424	560,226
Deferred revenue	383,828	452,340
Billings in excess of costs and estimated earnings (Note 3)	249,698	139,166
	2,961,853	2,792,071

Long-term debt (Note 7)	1,301,752	1,629,022

Deferred income taxes	79,300	53,700

Minority stockholder's interest	323,804	292,404

====END OF PAGE 22====

Stockholders' Equity:
Common stock, $.025 par value, authorized 8,000,000 shares, issued 2,882,425 and 2,836,879 shares	72,061	70,922
Paid-in capital	2,800,465	2,678,017
Retained earnings	3,840,223	2,974,991
	6,712,749	5,723,930
Treasury stock - 107,165 and 52,203 shares at cost	(298,437)	(140,402)
	6,414,312	5,583,528

	$11,081,021	$10,350,725

See accompanying notes.

====END OF PAGE 23====

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2000	1999

Sales, net (Note 8)	$11,482,340	$11,145,309

Cost of sales	6,649,993	6,867,788

Gross profit	4,832,347	4,277,521

Selling, general and administrative expenses	3,406,315	3,065,932

Operating income	1,426,032	1,211,589

Other income (expense):
Rental income - affiliate (Note 11)	10,000	10,000
Interest, net	(111,571)	(112,494)
Miscellaneous	16,175	7,253

	(85,396)	(95,241)

Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	1,340,636	1,116,348

Provision for income taxes (Note 9)	487,400	407,900

Income before equity in net income of affiliate and minority stockholder's interest	853,236	708,448

Equity in net income of affiliate (Note 5)	43,396	31,192

Income before minority stockholder's interest	896,632	739,640

Minority stockholder's interest	(31,400)	(27,968)

Net income	$865,232	$711,672

Basic and diluted earnings per common share (Note 10)	$0.31	$0.26

See accompanying notes.

====END OF PAGE 24====

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

For the years ended May 31, 2000 and 1999

Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock

Balance, May 31, 1998	$69,129	$2,562,654	$2,263,319	$(83,153)
Net income for the year ended May 31, 1999	-	-	711,672	-

Common stock issued for employee stock
purchase plan (Note 13)	1,018	96,388	-	-

Stock options exercised (Note 14)	775	18,975	-	-

Treasury stock acquired (Note 15)	-	-	-	(57,249)

Balance, May 31, 1999	70,922	2,678,017	2,974,991	(140,402)

Net income for the year ended May 31, 2000	-	-	865,232	-

Common stock issued for employee stock
purchase plan (Note 13)	1,139	122,448	-	-

Treasury stock acquired (Note 15)	-	-	-	(158,035)

Balance, May 31, 2000	$72,061	$2,800,465	$3,840,223	$(298,437)

See accompanying notes.

====END OF PAGE 25====

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years end May 31,	2000	1999

Cash flows from operating activities:
Net income	$865,232	$711,672
Adjustments to reconcile net income to net cash flows from operating activities:

Depreciation and amortization	267,100	274,894
Gain on sale of equipment	(660)	-
Provision for losses on accounts receivable	58,000	40,175
Equity in net income of affiliate	(43,396)	(31,192)
Deferred income taxes	(62,300)	13,900
Minority stockholder's interest	31,400	27,968
Interest income - funds held by trustee	(938)	(1,326)

Changes in other current assets and current liabilities:
Receivables	(244,887)	(360,687)
Inventory	(58,446)	(8,775)
Prepaid expenses	(4,221)	(10,877)
Costs and estimated earnings in excess
of billings	(1,061,128)	(493,181)
Payables - trade	(57,992)	(479,135)
Payables - affiliate	148,013	66,351
Accrued income taxes	(209,192)	207,646
Accrued expenses	255,198	83,369
Deferred revenue	(68,512)	(100,264)
Billings in excess of costs and estimated
earnings	110,532	(64,889)
Net cash flows for operating activities	(76,197)	(124,351)

Cash flows from investing activities:
Increase in short-term investments	(11,565)	(11,019)
Proceeds from sale of tax free money fund held
by trustee	112,575	113,193
Cash received from trustee	37,424	31,808
Cash remitted to trustee	(149,924)	(143,057)
Proceeds from sale of property and equipment	660	-
Acquisition of property and equipment	(225,807)	(37,538)
Increase in cash value of life insurance	(24,584)	(23,051)
Net cash flows for investing activities	(261,221)	(69,664)

====END OF PAGE 26====

Cash flows from financing activities:
Repayments - long-term debt	(335,535)	(324,777)
Proceeds from issuance of common stock
- employee stock purchase plan	123,587	97,406
- exercise of stock options	-	19,750
Acquisition of treasury stock	(158,035)	(57,249)
Net cash flows for financing activities	(369,983)	(264,870)

Net decrease in cash and cash equivalents	(707,401)	(458,885)

Cash and cash equivalents - beginning	1,021,674	1,480,559

Cash and cash equivalents - ending	$314,273	$1,021,674

See accompanying notes.

====END OF PAGE 27====

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

Cash Equivalents and Short Term Investments:

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

====END OF PAGE 28====

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

2.	Inventory:
	2000	1999

Raw materials	$ 340,194	$ 392,737
Work-in-process	398,189	432,964
Finished goods	2,361,077	2,215,313

	$ 3,099,460	$ 3,041,014

The Company's inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Therefore, management of the Company has recorded an allowance for potential inventory obsolescence of $432,000 and $245,000 at May 31, 2000 and 1999.

====END OF PAGE 29====

3.	Costs and Estimated Earnings on Uncompleted Contracts:

	2000	1999
Costs incurred on uncompleted Contracts	$3,820,852	$2,295,825
Estimated earnings	3,423,470	1,832,390
	7,244,322	4,128,215
Less billings to date	5,939,711	3,774,200
	$1,304,611	$ 354,015

Included in the accompanying balance sheets under the following captions:

	2000	1999
Costs and estimated earnings in excess of billings	$1,554,309	$ 493,181
Billings in excess of costs and estimated earnings	(249,698)	(139,166)
	$1,304,611	$ 354,015

4.	Property and Equipment:

	2000	1999

Land	$ 141,483	$ 141,483
Buildings and improvements	2,851,188	2,724,780
Machinery and equipment	2,748,181	2,644,884
Office furniture and equipment	460,939	462,636
Autos and trucks	60,761	68,346
	6,262,552	6,042,129
Less accumulated depreciation	3,583,536	3,336,566
	$2,679,016	$ 2,705,563

Depreciation expense was $254,556 and $260,183 for the years ended May 31, 2000 and 1999.

The following is a summary of property and equipment included above which is held under capital leases:

	2000	1999

Buildings and improvements	$ 806,707	$ 806,707
Machinery and equipment	591,915	591,915
Office furniture and equipment	102,985	102,985
	1,501,607	1,501,607
Less accumulated amortization	539,795	458,634
	$ 961,812	$1,042,973

Minimum future lease payments under capital leases as of May 31, 2000 for each of the next five years and in the aggregate are included in long-term debt (see Note 7).

Amortization of property and equipment under the capital leases included in depreciation expense is $81,161 and $78,309 for the years ended May 31, 2000 and 1999.

====END OF PAGE 30====

5.	Investment in Affiliate:

Investment in affiliate consists of the Company's 23% ownership interest in common shares of Developments acquired at a cost of $85,619, plus the Company's cumulative equity in the net income of Developments of $211,361 and $167,965 through the years ended May 31, 2000 and 1999.

The Company's share of the underlying book value of net assets of Developments at the date of original purchase exceeded the amount paid for these shares by $79,018. This excess ($62,556 at May 31, 2000) is being amortized to income on the straight-line method over 40 years and is recorded as an addition to equity in net income of the affiliate.

6.	Short-Term Borrowings:

The Company has available a $2,000,000 bank demand line of credit with interest payable at prime plus 1/4%. The line is secured by accounts receivable, equipment, inventory, and general intangibles. As of May 31, 2000 and 1999, no amounts were outstanding under this line.

7.	Long-Term Debt:

	2000	1999
Industrial Revenue Development Bonds, annual principal pay- ments ranging from $45,000 to $150,000 through June 2009 plus interest at variable rates based on the highest rated short-term, federally tax exempt obligations (4.4% at May 31, 2000).	(1) $615,000	$765,000

Bank term note, monthly principal payments of $8,512 plus interest at the bank's prime rate plus 1% (10.5% at May 31, 2000 ), secured by substantially all assets of the Company, with the remaining unpaid principal balance payable in February 2005.	(2) 485,179	$587,321

Bank mortgage note, monthly principal payments of $1,444 plus interest at the bank's prime rate plus 1% (10.5% at May 31, 2000 ), secured by related property, with the remaining unpaid principal balance payable in June 2008.	(2) 143,000	160,334

====END OF PAGE 31====

Bank mortgage, monthly principal payments of $2,222 plus interest at the bank's prime rate plus 1% (10.5% at May 31, 2000 ), secured by substantially all assets of the Company, due February 2013.	(2) 340,000	366,667

Capital lease and other obligations with varying maturities and interest rates, secured by related assets.	46,920	86,312

	1,630,099	1,965,634
Less current portion	328,347	336,612
	$1,301,752	$1,629,022

(1)	In November 1994, the Company entered into a capital lease agreement with the Niagara County
Industrial Development Agency (NCIDA) to finance certain construction costs for additions to its manufacturing/testing facilities and for the acquisition of machinery and equipment. To finance the project, NCIDA authorized the sale of its Industrial Revenue Development Bonds, in the aggregate principal amount of $1,250,000, under a trust indenture with Bankers Trust Company as trustee. The capital lease obligation is secured by a first mortgage on real estate, project machinery and equipment, and guaranteed by an irrevocable bank letter of credit in the amount of $465,000 as of May 31, 2000.

As of May 31, 2000, $113,438 of funds were held by a trustee, representing an interest bearing tax free money fund restricted for principal reduction payments of the Industrial Revenue Development Bond during fiscal year ending May 31, 2001.

(2)	The term note and mortgage note are subject to certain restrictive covenants relating to net working capital, tangible net worth and capital expenditures. As of May 31, 2000 the Company was in compliance with all such covenants.

The aggregate maturities of long-term debt subsequent to May 31, 2000 are:

2001	$ 328,347
2002	306,575
2003	233,713
2004	172,856
2005	150,607
Thereafter	438,001
$1,630,099

8.	Sales:

Net sales consist of the following industry segments:

	2000	1999
Commercial and other industries	$ 7,102,659	$ 6,590,170
Aerospace and defense industries	4,127,176	4,313,292
Government agencies	252,505	241,847
	$11,482,340	$11,145,309

====END OF PAGE 32====

Sales to aerospace and defense industries include sales to one and two customers totaling $1,042,644 and $3,076,738 for the years ended May 31, 2000 and 1999.

9.	Income Taxes:

	2000	1999
Current tax provision:
Federal	$516,900	$360,200
State	32,800	33,800
	549,700	394,000
Deferred tax provision:
Federal	(56,300)	12,600
State	(6,000)	1,300
	(62,300)	13,900

	$487,400	$407,900

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2000	1999
Computed tax provision at the
expected statutory rate	$455,816	$379,558
State income tax - net of Federal
tax benefit	21,600	23,200
Internal Revenue Service audit -
year ended May 31, 1996	5,891	-
Other	4,093	5,142

	$487,400	$407,900

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2000	1999
Deferred tax assets
Allowance for doubtful receivables	$ 47,200	$ 26,100
Tax inventory adjustment	12,700	19,700
Allowance for obsolete inventory	137,800	70,000
Accrued vacation	20,500	14,500
	218,200	130,300
Deferred tax liabilities
Excess tax depreciation	(79,300)	(53,700)
Net deferred tax assets	$138,900	$76,600

The Company and its subsidiary file separate Federal and State income tax returns. As of May 31, 2000, the Company had State investment tax credit carryforwards of approximately $117,000 expiring through May 2009.

====END OF PAGE 33====

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

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2000	1999
Average common shares outstanding	2,753,518	2,745,772
Common shares issuable under
stock option plans	7,794	9,134
Average common shares
outstanding assuming dilution	2,761,312	2,754,906

11.	Related Party Transactions:

Included in cost of sales are research and development expenses charged by Developments for services performed by its research engineers in the amount of $319,714 and $251,173 for the years ended May 31, 2000 and 1999.

Included in selling, general and administrative expenses is royalty expense charged by Developments for the use of patents in the Company's manufacturing operations in the amount of $227,678 and $174,964 for the years ended May 31, 2000 and 1999.

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

The Company has reserved 200,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan. Participation in the employee stock purchase plan is voluntary for all employees of the Company. Purchase of common shares can be made by employee contributions through payroll deductions with a matching contribution by the Company of a specified percentage of the employees' contributions based on length of continuous participation in the stock purchase plan. At the end of each calendar quarter, the employer/employee contributions will be applied to the purchase of common shares at fair market value which are then held in the name of the Company as custodian for the employees' shares. These shares are distributed to the employees at the end of each calendar year or upon withdrawal from the plan. During the years ended May 31, 2000 and 1999, 45,546 ($2.53 to $2.98 price per share) and 40,749 ($1.91 to $3.66 price per share) common shares, respectively, were issued to

====END OF PAGE 34====

employees. As of May 31, 2000, there were 93,875 shares reserved for further issue. The amount of Company matching expense was $34,702 and $27,938 for the years ended May 31, 2000 and 1999.

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

SFAS No. 123 is effective for options granted by the Company during fiscal years ended May 31, 2000 and 1999. Using the Black-Scholes option valuation model, the estimated fair value of each option granted under the Company's previous non-qualified and incentive stock option plans during 1999 was $1.46. The estimated fair value of each option granted under the 1998 plans was $2.22 and $2.12 during 2000 and $1.63 during 1999. Principal assumptions used in applying the Black-Scholes model to options at date of grant were as follows:

	2000	1999
Risk-free interest rate	6.26% and 6.27%	5.79% and 6.07%
Expected life in years	10.0	8.0
Expected volatility	.74	.53
Expected dividend yield	0%	0%

Had compensation cost for the Company's stock options plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

	2000	1999
Net income:
As reported	$865,232	$711,672
Proforma	$816,382	$675,967

Basic and diluted earnings per
common share:
As reported	$ .31	$ .26
Proforma	$ .30	$ .25

====END OF PAGE 35====

The following is a summary of stock option activity:

	2000	1999

Outstanding, beginning of year	144,000	138,002
Options granted	35,000	37,000
Options exercised or expired	(28,224)	(31,002)
Outstanding, end of year (at prices ranging
from $2.06 to $5.56 per share)	150,776	144,000

No options were exercised during the year ended May 31, 2000. The option holders exercised 31,000 options and received 31,000 shares (ranging from $1.68 to $2.66 per share) of the Company's common stock in lieu of cash for the year ended May 31, 1999.

15.	Treasury Stock:

The Company purchased 54,962 shares of its common stock for a total of $158,035 (ranging from $2.56 to $3.30 per share) during the year ended May 31, 2000.

The Company purchased 23,771 shares of its common stock for a total of $57,249 (ranging from $1.94 to $2.81 per share) during the year ended May 31, 1999.

16.	Retirement Plan:

The Company maintains a retirement plan for essentially all full-time employees pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 10% of employee voluntary salary deferrals up to a maximum of 1% of each participant's eligible compensation. The Company may also make discretionary contributions as determined annually by the Company's Board of Directors. The amount expensed under the plan was $30,362 and $12,731 for the years ended May 31, 2000 and 1999.

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

18.	Cash Flows Information:

	2000	1999
Cash paid during the year for:
Interest	$142,506	$167,172
Income taxes	$739,857	$186,354

Non-cash investing and financing activities during 1999 consist of the acquisition of equipment through the issuance of a capital lease agreement of $10,400.

====END OF PAGE 36====

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

====END OF PAGE 37====