Form 10QSB
period 2000-08-31
TAYLOR DEVICES INC
filed 2000-10-12
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended August 31, 2000

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

Yes X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at August 31, 2000
Common Stock (2-1/2 cents par value)	2,785,164

FORM 10-QSB
TAYLOR DEVICES, INC.
INDEX

PART I -	FINANCIAL INFORMATION	PAGE NO,

	Item 1.	Financial Statements	3

		Consolidated Condensed Balance Sheets August 31, 2000, and May 31, 2000	3

		Consolidated Condensed Statements of Income for three months ended August 31, 2000 and August 31, 1999	4

		Consolidated Condensed Statement of Cash Flows for three months ended August 31, 2000 and August 31, 1999	5

		Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management's Discussion and Analysis of the Financial Condition and Results of Operations	7

PART II -	OTHER INFORMATION		9
	Item 1.	Legal Proceedings	9
	Item 2.	Changes in Securities	9
	Item 3.	Defaults upon Senior Securities	9
	Item 4.	Submission of Matters to Vote of Security Holders.	9
	Item 5.	Other Information.	9
	Item 6.	Exhibits and Report on Form 8-K	9

ACCOUNTANTS' REVIEW REPORT			10
SIGNATURES			11

FORM 10-QSB
TAYLOR DEVICES, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
ASSETS	08/31/00	5/31/00
Current
Cash	$ 357,264	$ 552,804
Funds Held By Trustee	- 0-	113,438
Trade Accounts Receivable	2,083,719	2,120,486
Inventories	3,447,389	3,099,460
Deferred Income Taxes	218,200	218,200
Prepaid Expenses	51,785	80,406
Costs and Estimated Earning in Excess of Billings	1,411,559	1,554,309
Total Current Assets	7,569,916	7,739,103
Investments - Affiliate, at equity	301,080	296,980
Property and Equipment - Net	2,686,436	2,679,016
Other Assets
Other	359,703	365,922
Total Other Assets	359,703	365,922
TOTAL ASSETS	$10,917,135	$11,081,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Current Portion of Long Term Debt	$ 671,507	$ 328,347
Payables - Trade	736,326	688,908
Affiliate-Current	299,432	331,713
Accrued Income Tax	72,850	163,935
Accrued Expenses	905,526	815,424
Advanced Payments - Customers	107,000	383,828
Billings in Excess of Costs and Estimated Earnings	- 0-	249,698
Total Current Liabilities	2,792,641	2,961,853
Non Current
Long Term Debt	1,110,084	1,301,752
Deferred Income Tax	79,300	79,300
Total Non Current Liabilities	1,189,384	1,381,052
Minority Stockholders' Interest	330,545	323,804

STOCKHOLDERS' EQUITY
Common Stock, par value $.025 share, authorized 8,000,000 shares, issued 2,892,839 and 2,882,425 shares	72,321	72,061
Paid - In Capital	2,832,072	2,800,465
Retained Earnings	3,998,609	3,840,223
	6,903,002	6,712,749
Treasury Stock - 107,675 shares and 107,165 shares respectively	(298,437)	(298,437)
TOTAL STOCKHOLDERS' EQUITY	6,604,565	6,414,312

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$10,917,135	$11,081,021

See notes to consolidated condensed financial statements.

FORM 10-QSB
TAYLOR DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF INCOME
	THREE MONTHS ENDED AUGUST 31

	2000	1999
NET SALES	$ 2,613,416	$ 2,561,345
COST OF PRODUCT SOLD	1,545,890	1,606,282
Gross Profit	1,067,526	955,063

EXPENSES
Selling and Administrative	802,222	707,035

Profit (loss) from Operations	265,304	248,028

OTHER INCOME/(EXPENSE)
Rental - Affiliates	3,667	2,500
Miscellaneous	8,697	1,449
Interest	(34,641)	(34,820)
NET OTHER	(22,277)	(30,871)

NET INCOME BEFORE PROVISION FOR TAXES	243,027	217,157
Provision for Income Taxes	82,000	75,600

INCOME BEFORE EQUITY IN EARNINGS OF AFFILIATES	161,027	141,557

EQUITY IN EARNINGS OF AFFILIATES	4,100	4,900

NET INCOME BEFORE MINORITY STOCKHOLDERS' INTEREST	165,127	146,457
Minority Stockholders' Interest	6,741	5,900

NET INCOME	$ 158,386	$ 140,557

Earnings Per Share	$ .06	$ .05

See notes to consolidated condensed financial statements.

FORM 10-QSB
TAYLOR DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED AUGUST 31
	2000	1999
Cash Flows From Operating Activities
Net Income	$ 158,386	$ 140,557
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	71,171	81,180
Equity in Net Income of Affiliate	(4,100)	(4,900)
Increase in cash value - Life Insurance	- 0 -	- 0 -
Deferred Income Taxes	- 0 -	- 0 -
Minority Stockholder's Interest	6,741	5,900
Interest Income - funds held by trustee	- 0 -	- 0 -
Changes in:
Receivables	36,767	(390,502)
Inventories	(347,929)	101,611
Prepaid expenses	28,621	50,183
Costs and Estimated Earnings in Excess of Billings	(106,948)	- 0 -
Payables - Trade	47,418	(86,101)
Payables - Affiliates	(32,281)	38,212
Advance Payments, Customers	(276,828)	(260,054)
Accrued Income Taxes	(91,085)	(143,296)
Accrued Expenses	90,102	(115,498)
Other	6,219	- 0 -
Net cash provided by operating activities	(413,746)	(582,708)

Cash Flows From Investing Activities
Acquisition of property and equipment	(78,591)	(13,456)
Cash received from trustee	150,938	- 0 -
Cash remitted to trustee	(37,500)	112,575
Net cash provided by investing activities	34,847	99,119

Cash Flows From Financing Activities
Borrowing - bank demand notes	450,000	- 0 -
Repayments - bank demand notes	(100,000)	- 0 -
- long-term debt	(198,508)	(86,986)
Proceeds from issuance of common stock
- employee stock purchase plan	31,867	28,993
- acquisition of treasury stock	- 0 -	(34,502)
Net cash used for financing activities	183,359	(92,495)
Net increase/(decrease) in cash and cash equivalents	(195,540)	(576,084)

Cash and Cash Equivalents Balance at Beginning of Year	552,804	1,248,640

Cash and Cash Equivalents Balance at End of Period	357,264	672,556

See notes to consolidated condensed financial statements.

FORM 10-QSB
TAYLOR DEVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT

1.	The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows as of August 31, 2000 and August 31, 1999 and the results of operations for the three months then ended. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2000.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	For the three month period ended August 31, 2000, the profit was divided by 2,785,164, which is net of the Treasury shares, to calculate the earnings per share. For the three month period ended August 31, 1999, the profit was divided by 2,785,233 to calculate the earnings per share, which is net of the Treasury shares.

4.	The results of operations for the three month period ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparisons of Three Months Ended August 31, 2000 - August 31, 1999
Increase (Decrease)
Net Sales	$ 52,071
Cost of Sales	(60,392)
Selling, General and Administrative Expenses	95,187
Other Expenses	- 0-
Other Income	8,415
Interest Expense	(179)
Net Profit Before Tax and Minority Shareholders' Interest	25,870
Provision for Income Tax	6,400
Net Profit Before Equity in Earnings of Affiliates	19,470
Equity in Earnings of Affiliates	(800)
Minority Stockholders' Interest	841
Net Income	$ 17,829

FORM 10-QSB
TAYLOR DEVICES, INC.
MANAGEMENT'S DISCUSSION (CON'T)

In the following section, all comparisons being made are between figures for the first quarter of Fiscal Year 2001 and the first quarter of Fiscal Year 2000.

In the three months ending August 31, 2000, the Company posted record first quarter revenue, gross margin, operating income and net earnings figures. Sales revenues for FY01 totaled $2,613,416 compared to $2,561,345 in FY00, as the Company continued to book progress billings on its numerous mid- to long-term civil engineering and defense/aerospace contracts. The Gross Margin for FY01 was $1,067,526 or 40.8% of Net Sales compared to $955,063 or 37.3% for FY00. With the predominant portion of the Company's sales revenues emanating from progress billing jobs, the gross margin figure is comprised of final adjustments on completed jobs and continually updated estimates on in-progress jobs. The improved performance in FY01 reflects the net positive impact of these calculations as final margins were determined on several of the civil engineering projects.

Selling, General and Administrative Expense (SGA) increased from $707,035 in FY00 to $802,222 in FY01 due almost entirely to an adjustment made necessary to correct a previously misapplied state sales tax on a large order. Operating Income improved in FY01 to $265,304 from $248,028 in FY00, a 6.2% increase. Net Other Expense improved slightly as Interest Expense remained stable and Other Income improved modestly due to the sale of some unneeded assets.

Net Income Before Provision for Taxes improved by 11.9% , from $217,157 in FY00 to $243,027 in FY01. With no change in the estimated tax rate and only a modest expense increase in the impact of the affiliated companies, Net Income for the first quarter of FY01 was recorded at $158,396 and $.06 per share, a 12.7% improvement over $140,557 and $.05 per share for FY00.

The Company's Balance Sheet continues to reflect the stability of the Company, with only modest changes since May 31, 2000 in Inventory, Receivables, and Payables. As described in the 10-KSB dated May 31, 2000, the Company's cash flow and cash balances are largely determined by the progress payment provisions and delivery schedules of its larger civil engineering and defense/aerospace contracts. In the upcoming quarter, the Company anticipates the receipt of payment for two large projects that were completed without the benefit of progress payments, these payments will favorably impact the Company's cash position. Although the Company is currently considering some cosmetic and incremental improvements to its main facility, Management does not anticipate, at this time, that the Company will have to seek financing from outside sources.

Both the domestic and foreign markets for the Company's products and services remain strong. The Company is currently pursuing some significant opportunities in the Pacific Rim region and in Europe. While Management believes the Company will be awarded contracts on at least some of the jobs it has bid on, the short term impact of any new orders received is difficult to determine. The start-up of effort on this type of project can be initially subject to delays in finalization of product design, and final delivery of the product can be subject to delays common to all construction projects. However, based on the current backlog and in anticipation of new orders, Management believes that FY2001 will be a successful year for the Company, with results approximating those of FY1999 and FY2000.

FORM 10-QSB
TAYLOR DEVICES, INC.

PART II-	OTHER INFORMATION

	ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.
	ITEM 2	Changes in Securities - None
	ITEM 3	Defaults Upon Senior Securities - None
	ITEM 4	Submission of Matters to Vote of Securities Holders - None
	ITEM 5	Other Information
For the period 06/1/00 to 08/31/00, changes in the Company's outstanding shares are as follows:
	A.	An increase of 10,414 shares, for purchases of Company stock by employee's from the Employee's Stock Purchase Plan.
	B.	An increase in Treasury shares of 511, which were returned to the treasury from open market purchases by the Company for the period of 06/1/00 to 08/31/00. Treasury shares at 08/31/00 are 107,675.

	ITEM 6	Exhibits and Reports of Form 8-K: None

FORM 10-QSB
TAYLOR DEVICES, INC.
ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the condensed consolidated balance sheet of Taylor Devices, Inc. as of August 31, 2000, and the related condensed consolidated statements of income and cash flows for the three months ended August 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of May 31, 2000, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated August 4, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived. We have not reviewed or compiled the related condensed consolidated statements of income and cash flows for the three months ended August 31, 1999 and, accordingly, do not express an opinion or any other form of assurance on them.

Lumsden & McCormick, LLP
Buffalo, New York
October 6, 2000

FORM 10-QSB
TAYLOR DEVICES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)
By	/s/Douglas P. Taylor	Date	October 12, 2000
Douglas P. Taylor Chairman of the Board of Directors President (Principal Executive Officer)
AND

By	/s/Kenneth G. Bernstein	Date	October 12, 2000
Kenneth G. Bernstein Chief Accounting Officer Treasurer