Form 10QSB
period 2000-11-30
TAYLOR DEVICES INC
filed 2001-01-11
CIK 96536

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended November 30, 2000

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

Yes X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at November 30, 2000
Common Stock (2-1/2 cents par value)	2,773,535

FORM 10-QSB
TAYLOR DEVICES, INC.

FORM 10-QSB
TAYLOR DEVICES, INC.
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS	11/30/00	5/31/00
Current
Cash	$ 694,069	$ 552,804
Funds Held By Trustee	37,500	113,438
Trade Accounts Receivable	2,042,156	2,120,486
Inventories	3,606,266	3,099,460
Deferred Income Taxes	218,200	218,200
Prepaid Expenses	38,398	80,406
Costs and Estimated Earning in Excess of Billings	1,207,898	1,554,309
Total Current Assets	7,844,487	7,739,103
Investments - Affiliate, at equity	302,841	296,980
Property and Equipment - Net	2,704,555	2,679,016
Other Assets
Other	356,091	365,922
Total Other Assets	356,091	365,922
TOTAL ASSETS	$11,207,974	$11,081,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Current Portion of Long Term Debt	$ 1,017,034	$ 328,347
Payables - Trade	519,464	688,908
Affiliate-Current	228,065	331,713
Accrued Income Tax	(121,298)	163,935
Accrued Expenses	896,171	815,424
Advanced Payments - Customers	330,259	383,828
Billings in Excess of Costs and Estimated Earnings	170,931	249,698
Total Current Liabilities	3,040,626	2,961,853
Non Current
Long Term Debt	1,069,806	1,301,752
Deferred Income Tax	79,300	79,300
Total Non Current Liabilities	1,149,106	1,381,052
Minority Stockholders' Interest	334,850	323,804

STOCKHOLDERS' EQUITY
Common Stock, par value $.025 share, authorized 8,000,000 shares, issued 2,903,382 and 2,882,425 shares	72,585	72,061
Paid - In Capital	2,860,788	2,800,465
Retained Earnings	4,114,861	3,840,223
	7,048,234	6,712,749
Treasury Stock - 129,847 shares and 107,165 shares respectively	(364,842)	(298,437)
TOTAL STOCKHOLDERS' EQUITY	6,683,392	6,414,312

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$11,207,974	$11,081,021

See notes to consolidated condensed financial statements.

FORM 10-QSB
TAYLOR DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF INCOME

	SIX MONTHS ENDED NOVEMBER30		THREE MONTHS ENDED NOVEMBER30
	2000	1999	2000	1999
NET SALES	$5,290,273	$4,858,664	$2,676,857	$2,297,319
COST OF PRODUCT SOLD	3,159,685	3,070,402	1,613,795	1,464,120
Gross Profit	2,130,588	1,788,262	1,063,062	833,199

EXPENSES
Selling and Administrative	1,625,106	1,367,429	822,884	660,394

Profit (loss) from Operations	505,482	420,833	240,178	172,805

OTHER INCOME/(EXPENSE)
Rental - Affiliates	5,833	5,000	2,166	2,500
Miscellaneous	6,267	7,457	(2,430)	6,008
Interest	(85,459)	(71,014)	(50,818)	(36,194)
NET OTHER	(73,359)	(58,557)	(51,082)	(27,686)

NET INCOME BEFORE PROVISION FOR TAXES	432,123	362,276	189,096	145,119
Provision for Income Taxes	152,300	118,500	70,300	42,900

INCOME BEFORE EQUITY IN EARNINGS OF AFFILIATES	279,823	243,776	118,796	102,219

EQUITY IN EARNINGS OF AFFILIATES	5,861	13,005	1,761	8,105

NET INCOME BEFORE MINORITY STOCKHOLDERS' INTEREST	285,684	256,781	120,557	110,324
Minority Stockholders' Interest	11,046	15,114	4,305	9,214

NET INCOME	$ 274,638	$ 241,667	$ 116,252	$ 101,110

Earnings Per Share	$ .099	$ .087	$ .042	$ .037

See notes to consolidated condensed financial statements.

FORM 10-QSB
TAYLOR DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED NOVEMBER 30
	2000	1999
Cash Flows From Operating Activities
Net Income	$ 274,638	$ 241,667
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	135,534	162,630
Equity in Net Income of Affiliate	(5,861)	(13,005)
Increase in cash value - Life Insurance	- 0 -	- 0 -
Deferred Income Taxes	- 0 -	- 0 -
Minority Stockholder's Interest	11,046	15,114
Interest Income - funds held by trustee	- 0 -	- 0 -
Changes in:
Receivables	78,330	(414,498)
Inventories	(506,806)	(82,662)
Prepaid expenses	42,008	51,479
Costs and Estimated Earnings in Excess of Billings	267,644	- 0 -
Payables - Trade	(169,444)	166,230
Payables - Affiliates	(103,648)	47,861
Advance Payments, Customers	(53,569)	(338,978)
Accrued Income Taxes	(285,233)	(281,253)
Accrued Expenses	80,747	(45,027)
Other	9,831	- 0 -
Net cash provided by operating activities	(224,783)	(490,442)

Cash Flows From Investing Activities
Acquisition of property and equipment	(161,073)	(58,653)
Cash received from trustee	150,938	- 0 -
Cash remitted to trustee	(75,000)	112,575
Net cash provided by investing activities	(85,135)	53,922

Cash Flows From Financing Activities
Net proceeds from short-term borrowings	700,000	- 0 -
Repayments - long-term debt	(243,259)	(242,252)
Proceeds from issuance of common stock
- employee stock purchase plan	60,847	60,068
- acquisition of treasury stock	(66,405)	(89,447)
Net cash used for financing activities	451,183	(271,631)
Net increase/(decrease) in cash and cash equivalents	141,265	(708,151)

Cash and Cash Equivalents Balance at Beginning of Year	552,804	1,248,640

Cash and Cash Equivalents Balance at End of Period	$ 694,069	$ 540,489

See notes to consolidated condensed financial statements.

FORM 10-QSB
TAYLOR DEVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows as of November 30, 2000 and November 30, 1999 and the results of operations for the three and six months then ended. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2000.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	For the six month period ended November 30, 2000, the profit was divided by 2,773,535, which is net of the Treasury shares, to calculate the earnings per share. For the six month period ended November 30, 1999, the profit was divided by 2,773,931 to calculate the earnings per share, which is net of the Treasury shares.

4.	The results of operations for the six month period ended November 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparisons of Six Months Ended November 30, 2000 - November 30, 1999
Increase (Decrease)
Net Sales	431,609
Cost of Sales	89,283
Selling, General and Administrative Expense	257,677
Other Expenses	- 0 -
Other Income	(2,023)
Interest Expense	14,445
Net Profit Before Tax and Minority Shareholders' Interest	69,847
Provision for Income Tax	33,800
Net Profit Before Equity in Earnings of Affiliates	36,047
Equity in Earnings of Affiliates	(7,144)
Minority Stockholders' Interest	(4,068)
Net Income	32,971

FORM 10-QSB
TAYLOR DEVICES, INC.
MANAGEMENT'S DISCUSSION (CON'T)

In the three and six month periods ending November 30, 2000, the Company's Net Sales and Net Income figures improved over the prior year's comparable periods. A strong influx of orders for seismic protection products has provided the impetus for a major facilities' expansion.

FOR THE SIX MONTHS ENDING NOVEMBER 30, 2000 (all figures being compared are for six months y-t-d FY 2001 vs. six months y-t-d FY 2000)

Shipments for the first six months of Fiscal Year 2001 were $5,290,273, an 8.8% increase over the prior year's figure of $4,858,664. The current period's Gross Margin totaled $2,130,588 (40.3% of sales), improving on the FY00 Gross Margin of $1,788,262 (36.8% of sales). In both periods, the gross margin figure represents the composite of costs calculated for discrete OEM shipments, interim estimates for in-progress projects and final adjustments for completed projects.

Selling, General and Administrative Expenses were $1,625,106 or 30.7% of sales in the current period compared to $1,367,429 or 28.1% in the prior year. The change is attributable to a prior period sales tax adjustment discussed in the prior report, increasing EPP expenses as the Company prepares to upgrade its capabilities, and to increased travel and commission expenses related to overseas markets. Net Other Expense increased to $73,359 from $58,557, due in part to rising interest rates and to an increased usage of the Line of Credit to fund certain projects which do not contain progress payment provisions.

Net Income improved to $274,638 and $.099 earnings per share, a 13.6% increase over last year's figure of $241,667 and $.087 earnings per share.

FOR THE THREE MONTHS ENDING NOVEMBER 30, 2000 (all figures being compared are for three months ending 11/30/00 vs. the three months ending 11/30/99)

Shipments in the current period totaled $2,676,857, a 16.5% increase over the $2,297,319 figure recorded in last year's second quarter. Gross Margin improved to $1,063,062 (39.7% of sales) from $833,199 (36.3% of sales). The increased revenue is attributable primarily to increased progress billings of medium and long term defense and seismic protection projects.

SGA expenses were recorded as $822,884 and 30.7% of sales as compared to $660,394 and 28.8% of sales, with the changes from period to period generated by the factors discussed in the section above. Net Other Expense in this period was $51, 082, up from the prior period's figure of $27,686, due primarily, as mentioned above, to increased Line of Credit usage and higher interest rates.

FORM 10-QSB
TAYLOR DEVICES, INC.
MANAGEMENT'S DISCUSSION (CON'T)

Net Income for the period was $116,252 and $.042 earnings per share, representing a 15% improvement over the FY00 results of $101,110 and $.037 per share.

As mentioned in the opening paragraph, an influx of orders in November and December of 2000 took the Company's backlog to approximately $14,000,000 and provided strong impetus for another expansion/improvement of the Company's physical plant. As of the writing of this report, the Company's reception area is undergoing an expansion/upgrade scheduled for completion in February 2001. By the early summer of 2001, the Company expects that its current 9,000 square foot test/assembly area will have been doubled/upgraded and an additional 4,000 square feet of manufacturing area will have been added to an existing facility. The Company has undertaken this expansion effort not only to meet the increased demand for product, but also to address customers' requirements for shorter turn-around times and for larger finished products. At this time, the Company believes it will not require any additional sources of funding to finance this expansion or to finance its normal operations.

In the second quarter of FY2001, the Company completed its first shipment of seismic protection product to Japan and also booked its second major order from a Japanese customer. Second quarter bookings also contained a significant order from Taiwan and the first phase of a potentially large order from Europe. The Company is also presently pursuing, in addition to its normal domestic activity, significant opportunities in Eastern Europe and Japan. While there are no guarantees that the Company will be awarded contracts for any of the projects it is currently pursuing, Management believes that it has begun to significantly expand the geographic boundaries of the markets in which it can compete. This expansion has, and hopefully will continue to lead to increased opportunities for the Company.

At the mid-way point of Fiscal Year 2001, Management believes that the Company is positioned to perform well in two primary areas - the continuing achievement of steady growth in market strength and production capabilities while posting good financial results. Based on the six month results and the composition of the backlog at 11/30/00, Management believes financial results for FY 2001 have the potential to match the record results of FY 2000.

FORM 10-QSB
TAYLOR DEVICES, INC.

PART II-	OTHER INFORMATION

	ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.

	ITEM 2	Changes in Securities - None

	ITEM 3	Defaults Upon Senior Securities - None

	ITEM 4	Submission of Matters to Vote of Securities Holders

	1.	The Annual Meeting of Shareholders was held on November 10, 2000. Results are as follows:

	A.	Class 2 Directors of the Company were elected to serve a three year term expiring in 2003 as follows:

Donald B. Hofmar - 2,147,041 shares voted for and 10,000 shares were withheld.

Richard G. Hill - 2,138,771 shares voted for and 18,270 shares were withheld.

	ITEM 5	Other Information

For the period 9/1/00 to 11/30/00, changes in the Company's outstanding shares are as follows:

	A.	An increase of 10,538 shares, for purchases of Company stock by employee's from the Employee's Stock Purchase Plan.

	B.	An increase in Treasury shares of 22,172, which were returned to the treasury from open market purchases by the Company. Treasury shares at 11/30/00 are 129,847.

	ITEM 6	Exhibits and Reports of Form 8-K - None

FORM 10-QSB
TAYLOR DEVICES, INC.
ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the condensed consolidated balance sheet of Taylor Devices, Inc. as of November 30, 2000, and the related condensed consolidated statements of income and cash flows for the three and six months ended November 30, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of May 31, 2000, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated August 4, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived. We have not reviewed or compiled the related condensed consolidated statements of income and cash flows for the three and six months ended November 30, 1999 and, accordingly, do not express an opinion or any other form of assurance on them.

Lumsden & McCormick, LLP
Buffalo, New York
January 4, 2001

FORM 10-QSB
TAYLOR DEVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By	/s/Douglas P. Taylor	Date	January 11, 2001
Douglas P. Taylor Chairman of the Board of Directors President (Principal Executive Officer)

AND

By	/s/Kenneth G. Bernstein	Date	January 11, 2001
Kenneth G. Bernstein Chief Accounting Officer Treasurer