Form 10QSB
period 2001-02-28
TAYLOR DEVICES INC
filed 2001-04-11
CIK 96536

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended February 28, 2001

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

Yes X No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at February 28, 2001
Common Stock (2-1/2 cents par value)	2,782,661

FORM 10-QSB
TAYLOR DEVICES, INC.
INDEX

PART I	FINANCIAL INFORMATION	PAGE NO.

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets February 28, 2001, and May 31, 2000	3

		Consolidated Condensed Statements of Income for nine months ended February 28, 2001 and February 29, 2000, and three months ended February 28, 2001 and February 29, 2000	4

		Consolidated Condensed Statement of Cash Flows for nine months ended February 28, 2001 and February 29, 2000	5

		Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management's Discussion and Analysis of the Financial Condition and Results of Operations	7

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	10
	Item 2.	Changes in Securities	10
	Item 3.	Defaults upon Senior Securities	10
	Item 4.	Submission of Matters to Vote of Security Holders.	10
	Item 5.	Other Information.	10
	Item 6.	Exhibits and Report on Form 8-K	10

ACCOUNTANTS' REVIEW REPORT			11
SIGNATURES			12

FORM 10-QSB
TAYLOR DEVICES, INC.
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS	2/28/01	5/31/00
Current
Cash and Related	$ 54,081	$ 552,804
Funds Held By Trustee	76,457	113,438
Trade Accounts Receivable	2,257,513	2,120,486
Inventories	3,392,559	3,099,460
Deferred Income Taxes	218,200	218,200
Prepaid Expenses	75,230	80,406
Costs and Estimated Earnings in Excess of Billings	1,664,435	1,554,309
Total Current Assets	7,738,475	7,739,103
Investments - Affiliate, at equity	311,507	296,980
Property and Equipment - Net	2,867,924	2,679,016
Other Assets
Other	352,479	365,922
Total Other Assets	352,479	365,922
TOTAL ASSETS	$11,270,385	$11,081,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Current Portion of Long Term Debt	$ 1,062,561	$ 328,347
Payables - Trade	549,902	688,908
Affiliate-Current	288,978	331,713
Accrued Income Tax	(84,229)	163,935
Accrued Expenses	662,511	815,424
Advanced Payments - Customers	119,172	383,828
Billings in Excess of Costs and Estimated Earnings	174,245	249,698
Total Current Liabilities	2,773,140	2,961,853
Non Current
Long Term Debt	1,029,528	1,301,752
Deferred Income Tax	79,300	79,300
Total Non Current Liabilities	1,108,828	1,381,052
Minority Stockholders' Interest	342,557	323,804

STOCKHOLDERS' EQUITY
Common Stock, par value $.025 share, authorized 8,000,000 shares, issued 2,917,662 and 2,882,425 shares	72,942	72,061
Paid - In Capital	2,900,129	2,800,465
Retained Earnings	4,455,925	3,840,223
	7,428,996	6,712,749
Treasury Stock - 135,001 shares and 107,165 shares respectively	(383,136)	(298,437)
TOTAL STOCKHOLDERS' EQUITY	7,045,860	6,414,312

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$11,270,385	$11,081,021

See notes to consolidated condensed financial statements.

FORM 10-QSB
TAYLOR DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF INCOME

	NINE MONTHS ENDED FEBRUARY 28/29		THREE MONTHS ENDED FEBRUARY 28/29
	2001	2000	2001	2000
NET SALES	$8,913,431	$8,275,632	$3,623,158	$3,416,968
COST OF PRODUCT SOLD	5,392,265	5,195,925	2,232,580	2,125,523
Gross Profit	3,521,166	3,079,707	1,390,578	1,291,445

EXPENSES
Selling and Administrative	2,484,859	2,281,838	859,753	914,409

Profit (loss) from Operations	1,036,307	797,869	530,825	377,036

OTHER INCOME/(EXPENSE)
Rental - Affiliates	8,833	7,500	3,000	2,500
Miscellaneous	27,952	15,719	21,685	8,262
Interest	(128,164)	(104,646)	(42,705)	(33,632)
NET OTHER	(91,379)	(81,427)	(18,020)	(22,870)

NET INCOME BEFORE PROVISION FOR TAXES	944,928	716,442	512,805	354,166
Provision for Income Taxes	325,000	247,000	172,700	128,500

INCOME BEFORE EQUITY IN EARNINGS OF AFFILIATES	619,928	469,442	340,105	225,666

EQUITY IN EARNINGS OF AFFILIATES	14,527	24,270	8,666	11,265

NET INCOME BEFORE MINORITY STOCKHOLDERS' INTEREST	634,455	493,712	348,771	236,931
Minority Stockholders' Interest	18,753	16,433	7,707	1,319

NET INCOME	$615,702	$ 477,279	$ 341,064	$ 235,612

Earnings Per Share	$ .221	$ .172	$ .123	$ .085

See notes to consolidated condensed financial statements.

FORM 10-QSB
TAYLOR DEVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED FEBRUARY 28/29
	2001	2000
Cash Flows From Operating Activities
Net Income	$ 615,702	$ 477,279
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	209,493	248,436
Equity in Net Income of Affiliate	(14,527)	(24,270)
Increase in cash value - Life Insurance	- 0 -	- 0 -
Deferred Income Taxes	- 0 -	- 0 -
Minority Stockholder's Interest	18,753	16,433
Interest Income - funds held by trustee	- 0 -	- 0 -
Changes in:
Receivables	(137,027)	(1,377,325)
Inventories	(293,099)	215,137
Prepaid expenses	5,176	81,047
Costs and Estimated Earnings in Excess of Billings	(110,126)	- 0 -
Billings in Excess of Costs and Estimated Earnings	(75,453)	- 0 -
Payables - Trade	(139,006)	197,962
Payables - Affiliates	(42,735)	91,487
Advance Payments, Customers	(264,656)	(229,006)
Accrued Income Taxes	(248,164)	(264,358)
Accrued Expenses	(152,913)	52,191
Net cash flows for operating activities	(628,582)	(514,987)

Cash Flows From Investing Activities
Acquisition of property and equipment	(384,958)	(144,455)
Cash received from trustee	150,201	- 0 -
Cash remitted to trustee	(112,500)	112,575
Net cash flows for investing activities	(347,257)	(31,884)

Cash Flows From Financing Activities
Net proceeds from short-term borrowings	750,000	- 0 -
Repayments - long-term debt	(288,010)	(253,886)
Proceeds from issuance of common stock
- employee stock purchase plan	100,545	90,864
- acquisition of treasury stock	(84,699)	(135,443)
Net cash flows from (for) financing activities	477,836	(298,465)
Net decrease in cash	(498,003)	(845,336)

Cash - Beginning of Period	552,804	1,248,640

Cash - End of Period	$ 54,801	$ 403,304

See notes to consolidated condensed financial statements.

FORM 10-QSB
TAYLOR DEVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows as of February 28, 2001 and February 29, 2000 and the results of operations for the three and nine months then ended. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2000.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	For the nine month period ended February 28, 2001, the profit was divided by 2,782,661, which is net of the Treasury shares, to calculate the earnings per share. For the nine month period ended February 29, 2000, the profit was divided by 2,772,956 to calculate the earnings per share, which is net of the Treasury shares.

4.	The results of operations for the nine month period ended February 28, 2001 are not necessarily indicative of the results to be expected for the full year.

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparisons of Nine Months Ended February 28, 2001 - February 29, 2000
Increase (Decrease)
Net Sales	637,799
Cost of Sales	196,340
Selling, General and Administrative Expense	203,021
Other Expenses	- 0 -
Other Income	13,566
Interest Expense	23,518
Net Profit Before Tax and Minority Shareholders' Interest	228,486
Provision for Income Tax	78,000
Net Profit Before Equity in Earnings of Affiliates	150,486
Equity in Earnings of Affiliates	(9,743)
Minority Stockholders' Interest	2,320
Net Income	138,423

FORM 10-QSB
TAYLOR DEVICES, INC.
MANAGEMENT'S DISCUSSION (CON'T)

The Company posted record shipment figures for the three and nine month periods ending February 28, 2001. Nine month figures for Gross Margin, Operating Income, Net Income and Earnings per Share also achieved record high levels. Incoming orders, primarily for seismic and defense/aerospace products, brought the backlog figure to approximately $15,000,000, likewise a record figure.

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 (all figures being compared are for nine months y-t-d FY2001 vs. nine months y-t-d FY2000)

Shipments for the first nine months of Fiscal Year 2001 were a nine-month record high $8,913,431, representing a 7.7% increase over the prior year's figure of $8,275,632. In the current period, Gross Margin totaled $3,521,166 and 39.5% of sales, improving on the FY00 Gross Margin of $3,079,707 and 37.2% of sales. In both periods, the gross margin figure represents the composite of costs calculated for discrete OEM shipments, interim estimates for in-progress projects and final adjustments for completed projects. The improvement in the gross margin performance can be attributed to an extended period of high labor utilization rates, resulting in improved internal overhead rates and the final deliveries of certain high-margin aerospace/defense items.

Selling, General and Administrative Expenses were $2,484,859 and 27.9% of sales in the current period compared to $2,281,838 and 27.6% in the prior year. This minor change in percentage reflects factors discussed in the prior quarterly reports - a prior sales tax adjustment, increasing EPP expenses as the Company prepares to upgrade its capabilities, and to increased travel and commission expenses related to overseas markets. Net Other Expense increased to $91,379 from $81,427 due primarily to an increased usage of the Line of Credit to fund certain projects which do not contain progress payment provisions and to temporarily fund the plant expansion and facilities upgrade discussed in prior reports.

Net Income improved to a record high $615,702 and $.221 earnings per share which is a 29.0% increase over last year's figure of $477,279 and $.172 earnings per share.

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 (all figures being compared are for three months ending 02/28/01 vs. the three months ending 02/29/00)

Shipments in the current period totaled a record high $3,623,158, a 6.0% increase over the $3,416,968 figure recorded in last year's third quarter. Gross Margin increased to $1,390,578 and 38.4% of sales over last year's figures of $1,291,445 and 37.8% of sales. The increased revenue is attributable primarily to increased progress billings of medium and long-term defense and seismic protection projects.

SG&A expenses totaled $859,753, representing 23.7% of sales. This was an improvement from the FY2000 figures of $914,409 and 26.7% of sales, with the changes from period to period attributable, in part, to commission and royalty figures determined by the product mix and refunds related to sales tax and insurance matters. Net Other Expense in this period was $18,020 compared to the prior period's figure of $22,870 as some miscellaneous receipts more than compensated for increased interest expenses.

Net Income figures for the period were $341,064 and $.123 earnings per share, representing a 44.7% improvement over the FY00 results of $235,612 and $.085 per share.

As mentioned in the opening paragraph, an influx of orders in early calendar year 2001 took the Company's backlog to approximately $15,000,000. Sizable orders were received from European and South American firms, offering further evidence of the Company's presence in international civil engineering circles. As discussed in previous filings, the Company has responded to the increasing backlog and continuing high level of interest with a facilities upgrade and expansion. A 4,000 square foot manufacturing expansion designed for metal parts fabrication should become fully functional early in the first quarter of FY2002 and the 9,000 square foot assembly/test facility shortly thereafter.

The February 28, 2001 earthquake that occurred in the Pacific Northwest impacted eight structures - including a hospital and a baseball stadium - that had been fitted with the Company's seismic protection products. This 6.8 magnitude earthquake provided the most strenuous in-place practical demonstration to date of the Company's technology. All eight structures emerged undamaged. Two prior seismic events of similar magnitude - in Los Angeles in 1994 and Kobe, Japan in 1995 - resulted in an increased level of marketing activity for the Company. The Company's management is currently analyzing the impact of this latest event. Concurrently, the Company's participation in the two long standing defense/aerospace contracts continues at a high level as the scope of both of the projects has been expanded.

Upon the completion of nine months of Fiscal Year 2001 with record high financial and backlog figures, Management believes that the Company is likely to match or exceed the historically best results posted last year. Although some slowness has been experienced in the industrial products line, it has been more than offset by increasing domestic and foreign interest in the seismic sector. The current plant expansion was undertaken, in part, to provide the Company with some flexibility to meet this demand.

At this time, the Company believes it will not require any additional sources of funding to finance the current expansion or to finance its normal operations.

FORM 10-QSB
TAYLOR DEVICES, INC.

PART II	OTHER INFORMATION

	ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.

	ITEM 2	Changes in Securities - None

	ITEM 3	Defaults Upon Senior Securities - None

	ITEM 4	Submission of Matters to Vote of Securities Holders - None

	ITEM 5	Other Information

For the period 12/1/00 to 2/28/01, changes in the Company's outstanding shares are as follows:

	A.	An increase of 14,280 shares, for purchases of Company stock by employees from the Employee Stock Purchase Plan.

	B.	An increase in Treasury shares of 3,944, which were returned to the treasury from open market purchases by the Company. Treasury shares at 02/28/01 are 135,001.

ITEM 6	Exhibits and Reports on Form 8-K:
Current Report on Form 8-K, dated and filed December 14, 2000, announced the Registrant's plan to continue to purchase Registrant's common stock from selling shareholders through open-market purchases.

FORM 10-QSB
TAYLOR DEVICES, INC.
ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the condensed consolidated balance sheet of Taylor Devices, Inc. as of February 28, 2001, and the related condensed consolidated statements of income and cash flows for the three and nine months ended February 28, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of May 31, 2000, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated August 4, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived. We have not reviewed or compiled the related condensed consolidated statements of income and cash flows for the three and nine months ended February 29, 2000 and, accordingly, do not express an opinion or any other form of assurance on them.

Lumsden & McCormick, LLP
Buffalo, New York
March 29 , 2001

FORM 10-QSB
TAYLOR DEVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By	/s/Douglas P. Taylor	Date	April 11, 2001
Douglas P. Taylor Chairman of the Board of Directors President (Principal Executive Officer)
AND

By	/s/Kenneth G. Bernstein	Date	April 11, 2001
Kenneth G. Bernstein Chief Accounting Officer Treasurer