Form 10KSB
period 2001-05-31
TAYLOR DEVICES INC
filed 2001-08-28
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-KSB
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2001	Commission file number 0-3498

TAYLOR DEVICES, INC.

(Exact name of small business issuer as specified in its charter)

New York	16-0797789
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Taylor Drive, P.O. Box 748, N. Tonawanda, New York	14120-0748
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number	(716) 694-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Issuer's revenues for its most recent fiscal year are $13,243,801.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the issuer, computed by reference to the average of the bid and asked price on August 21, 2001 was: $5,448,038. In addition to shares held by affiliates, this calculation also excludes shares of the issuer's common stock that are held by Schedule 13D filers.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 21, 2001
Common Stock, $.025 par value	2,805,140

TAYLOR DEVICES, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-KSB Reference

Proxy Statement	Part III, Items 9-12

FORM 10-KSB INDEX

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

Distribution

The Company utilizes the services of more than 50 sales representatives and distributors in the United States and Canada. Specialized technical sales in aerospace and custom marketing activities are serviced by three sales agents, under the direction and with the assistance of Douglas P. Taylor, the Company's President. Sales representatives typically have non-exclusive, yearly agreements with the Company, which, in most instances, provide for payment of commissions on sales at 10% of the product's net aggregate selling price. Distributors also have non-exclusive, yearly agreements with the Company to purchase the Company's products for resale purposes.

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

Raw Materials and Supplies

The principal raw materials and supplies used by the Company in the manufacture of its products are provided by numerous U.S. suppliers. The loss of any one of these would not materially affect the Company's operations.

Patents, Trademarks and Licenses

Under a License Agreement ("License Agreement") dated November 1, 1959, between the Company and Tayco Developments, Inc. ("Developments"), the Company was granted preferential rights to market, in the United States and Canada, all existing and future inventions and patents developed by Developments. The term of this License Agreement is the life of the last-to-expire patent on which the Company is paying royalties, which is the year 2018. During the life of the patent, the Company pays Developments a 5% royalty on sales of items sold and shipped. The Company incurred royalties charges to Developments of $193,506 and $227,678 in FY01 and FY02, respectively. Payments are required to be made quarterly without interest. Payments are current.

The License Agreement also provides for Developments to pay the Company 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement, as well as on apparatus and equipment subject to the License Agreement but modified by the Company, with rights to such modification having been assigned to Developments. No royalties were received in FY01. Royalties, if any, are paid quarterly.

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

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales. No extended payment terms are offered. During FY01, delivery time after receipt of orders averaged 12 to 14 weeks for the Company's standard products. Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects utilizing custom designed components of the Company.

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

Research and Development

The Company does not normally engage in any major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the government. See Item 1. Description of Business, "Patents, Trademarks and Licenses". The Company, however, engages in research testing of its products. For the fiscal years ended May 31, 2001 and May 31, 2000, the Company expended $332,774 and $319,714 respectively, on manufacturing research through its affiliate, Developments. The Company spent $335,609 and $319,864 on research and development in FY01 and FY00, respectively. For FY01 and FY00, defense sponsored research and development totaled $208,870 and $249,396, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2001, the Company had 93 full time employees, including 3 executive officers, and 8 part time employees. The Company has good relations with its employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's production facilities occupies approximately six acres on Tonawanda Island, New York and are comprised of four interconnected buildings and one adjacent building that is currently being expanded. The production facilities consist of a small parts plant (approximately 4,400 square feet), large parts plant with a recent expansion of 3,500 square feet (combined, approximately 13,500 square feet), and includes a facility of approximately 7,000 square feet constructed in 1995 (see below), a test facility, storage area, pump area and the Company's general offices. The adjacent building is an 8,500 square foot building that was constructed in 1998 and is a seismic assembly test facility which is currently under construction to add another 8,500 square feet. These facilities total more than 45,000 square feet. The Company has two separate remote test facilities used for shock testing. One facility is 800 square feet, and a newer, state-of-the-art test facility is 1,225 square feet. The small parts plant consists of a complete small machine shop and tool room that produces all of the Company's product items which are less than two inches in diameter. The large parts plant consists of a complete large machine shop and tool room. Both plants contain custom-built machinery for boring, deep-hole drilling and turning of parts.

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

Rental payments, equivalent to payments of principal and interest due, are made quarterly by the Company over the term of the Lease, and are sufficient to amortize the $1,250,000 tax-exempt industrial development revenue Series A Bonds (the "Bond") issued by the NCIDA. The payments reimburse Marine Midland Bank, N.A. (now HSBC Bank, N.A.) ("HSBC"), as issuer of the five year direct-pay irrevocable letter of credit, which is drawn upon by Bankers Trust Company, as Trustee, for the benefit of the bondholders. The letter of credit was renewed by HSBC on January 3, 2000 for another five-year period. The Bond bears interest at the HSBC Adjustable Rate Service ("MMARS") rate, plus an incremental amount designated by HSBC Securities, Inc. (the "Remarketing Agent"). The MMARS rate reflects the current bid-side yield of the highest rate short-term, federally tax exempt obligations currently being traded, announced weekly by the Remarketing Agent, not to exceed 15% per annum, and is the minimum rate of interest necessary to enable the Remarketing Agent to remarket the Bond at par. Annual principal payments by the Company in June of each year range from $25,000 to $150,000, including a final principal payment of $45,000 upon maturity on June 1, 2009. The Bond may be redeemed in whole, or in part, on any quarterly interest payment date, without penalty or premium. The principal amount outstanding on the Bond as of May 31, 2001 is $465,000.

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

A renewal note dated June 1, 1998 due June 1, 2008 in the face amount of $174,778 is held by HSBC, secured by property located at 90 Taylor Drive, North Tonawanda, New York. The principal balance at May 31, 2001 is $125,667.

A mortgage note dated January 1998, due January 1, 2013 in the face amount of $400,000 is also held by HSBC on property located at 90 Taylor Drive, North Tonawanda, with an interest rate equal to the bank's prime interest rate plus 1%. A monthly payment of $2,222.22 is due on the first of each month. The principal balance at May 31, 2001 is $313,333. All payments on the above obligations are current.

Except for the premises leased from the NCIDA, the Company leases portions of both the building and the property on which it is located from Tayco Realty, an affiliate. Pursuant to the Lease Agreement between the Company and Tayco Realty, rental payments from June 1, 2000 to May 31, 2001 totaled $159,600. The Lease Agreement, which contains standard terms and conditions, was renewed on November 1, 1995 for a term of ten years. Annual rentals are renegotiated by management of the two companies. The total rent paid by the Company is determined by a base rate, subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by the Company. The Company also pays for certain expenses incurred for the operation of the facilities. In addition, the Company leases a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet at $825 per month. The warehouse is located approximately one-half mile from the above-referenced production facilities and office space. In January 2000, the Company began leasing 4,450 sq. ft. in a warehouse located approximately 10 miles from the main production facilities. This warehouse is used to store completed units awaiting delivery instructions from customers. The total rental expense incurred by the Company for fiscal 2001 was $22,784.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The following tables provide information regarding the properties discussed in this Item 2. Description of Property.

TAYLOR DEVICES, INC. AND SUBSIDIARY

DISCLOSURE FOR REG. 228.012 FOR FILING 10-KSB
05/31/01

Reg. 228.102(c)-Real Estate
PROPERTY LOCATION	COST	ACCUM. DEPRECIATION 05/31/01 (BOOK)	NET BOOK VALUE 05/31/01
90 & 100 Taylor Drive
N. Tonawanda, NY 14120
(see below)
Land	$ 141,483	N/A	$ 141,483
Buildings	1,154,353	$ 606,141	548,212
Improvements	1,935,845	456,392	1,479,453
TOTAL	$ 3,231,681	$1,062,533	$2,169,148

PROPERTY LOCATION	COST	ACCUM. DEPRECIATION 05/31/01 (BOOK)	NET BOOK VALUE 05/31/01	PERCENTAGE OF TOTAL ASSETS
90 Taylor Drive
N. Tonawanda, NY 14120
Land	$ 107,363	N/A	$ 107,363
Building	428,506	$ 403,687	24,819
Building Improve-Realty	297,664	24,877	272,787
Building Improve-Devices	1,638,181	431,515	1,206,666
TOTAL	$2,471,714	$ 860,079	$ 1,611,635	10.5%

PROPERTY LOCATION	COST	ACCUM. DEPRECIATION 05/31/01 (BOOK)	NET BOOK VALUE 05/31/01	PERCENTAGE OF TOTAL ASSETS
100 Taylor Drive N. Tonawanda, NY 14120
Land	$ 34,120	N/A	$ 34,120
Building	725,847	$ 202,454	523,393
TOTAL	$ 759,967	$ 202,454	$ 557,513	3.6%

Taylor Devices, Inc. & Subsidiary Total Assets as of May 31, 2001 $15,332,998

Reg.228.102(c)(7)(vi)(A-D)

	FEDERAL	FEDERAL	FEDERAL	FEDERAL	NET TAX
	DEPREC.	LIFE	TAX	ACCUM.	BASIS
PROPERTY LOCATION	METHODS	CLAIM	COST	DEPREC.	05/31/01
90 & 100 Taylor Drive
N. Tonawanda, NY 14120
(see below)
	STR.
	LINE,
	ACRS,	15-40
Building	MACRS	Yrs.	$1,154,353	$ 649,876	$ 504,477

	STR.
	LINE,
Building	ACRS,	7-40
Improvements	MACRS	Yrs.	1,935,845	419,387	1,516,458
			$3,090,198	$1,069,263	$2,020,935
SUPPORTING SCHEDULE
Reg.228.102(c)(7)(vi)(A-D)

	FEDERAL	FEDERAL	FEDERAL	FEDERAL	NET TAX
	DEPREC.	LIFE	TAX	ACCUM.	BASIS
PROPERTY LOCATION	METHODS	CLAIM	COST	DEPREC.	05/31/01
90 Taylor Drive
N. Tonawanda, NY 14120
STR.
LINE,
	ACRS,	15-25
Building	MACRS	Yrs.	$ 428,506	$ 403,687	$ 24,819

STR.
LINE,
Building	ACRS,	7-39
Improve-Realty	MACRS	Yrs.	297,664	28,135	269,529

STR.
LINE,
Building	ACRS,	15-40
Improve-Devices	MACRS	Yrs.	1,638,181	391,252	1,246,929
TOTAL			$2,364,351	$ 823,074	$1,541,277

100 Taylor Drive
N. Tonawanda, NY
14120
STR.
LINE,
	ACRS,	19-40
Building	MACRS	Yrs.	$ 725,847	$ 246,189	$ 479,658

Reg. 228.102(c)(2)

Pursuant to the Lease Agreement dated July 1, 2000 between the Company and Developments, the Company leases approximately 800 square feet of office and research and development space to Developments at a base annual rental of $12,000. The rate of any rental increase may not exceed 10% annually and may be waived by both parties in writing. The lease automatically renews on each anniversary of its commencement date, unless either party gives three months' written notice to the other of termination. The lease provides that on April 1 of each year, management of both companies will review the agreement to determine possible increases for expenses due to increased taxes, maintenance costs, or for additional space utilized by Developments. In fiscal 2001, the Company received total rental payments of $12,000 from Developments.

ITEM 3. LEGAL PROCEEDINGS

None except for routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock trades on the Small Cap Market tier of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol TAYD. The high and low market prices noted below for the quarters of FY01 and FY00 are obtained from NASDAQ.

	Fiscal 2001		Fiscal 2000
	High	Low	High	Low

First Quarter	3.250	2.625	2.781	2.375

Second Quarter	3.188	2.563	2.875	2.594

Third Quarter	3.500	2.375	2.969	2.531

Fourth Quarter	3.750	2.625	3.250	2.688

Holders

As of May 31, 2001, the number of issued and outstanding shares of Common Stock was 2,792,084, and the approximate number of record holders of the Company's Common Stock was 1,067. Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

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

Such an event will occur if (1) a person or group acquires beneficial ownership of 30% or more of the Company's Common Stock (except through a tender or exchange offer for all shares which the Board determines is fair and in the best interests of the Company and its shareholders); or (2) a person or group commences a tender or exchange offer which will result in the person or group beneficially owning 24% or more of the Common Stock; or (3) the Board determines that a person or group holding at least 24% of the Common Stock intends to cause or pressure the Company into taking actions adverse to its or its shareholders' interests, or that the person or group is causing or is likely to cause a material adverse impact on the business or prospects of the Company. The Rights expire on October 5, 2008.

Other Information

On November 10, 2000, by filing a current report on Form 8-K with the Securities and Exchange Commission (the "Commission"), the Board of Directors of the Company announced that it would continue to make open market repurchases of its outstanding Common Stock from selling shareholders through December 31, 2001. The Company has purchased a total of 104,296 shares from January 12, 1999 through May 31, 2001 at an average price of $2.81 per share.

On March 28, 2001, the Board of Directors approved the expenditure of $100,000 for the repurchase of Company stock in the open market in accordance with the limitations of Rule 10b-18 of the Securities and Exchange Commission.

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

In Fiscal Year 2001, the Company continued its eight year pattern of steady growth by posting record high figures for Sales, Gross Margin, Operating Income, Net Income and Earnings Per Share. The growth was driven primarily by the Company's Seismic and Defense/Aerospace product lines as the Commercial/OEM products felt the impact of lowered activity in their markets.

Net Sales of $13,243,801 for FY01 represented the eighth consecutive year of increased sales revenues for the Company. Net Sales for FY01were 15.3% higher than Net Sales of $11,482,340 for FY00. The increase in sales is largely attributable to shipments of seismic products. Sales to Defense/Aerospace customers improved slightly, although the focus shifted from shipments of components in fulfillment of multiple-year orders to billings against large-scale development projects.

Gross Margin dollars increased for the sixth consecutive year in FY01 to $5,297,057 and 40% of Net Sales. For FY00, the figures were $4,832,347 and 42.1%, respectively. The shift in the gross margin percent is attributable to the costs and efficiency factors related to the addition of approximately 11,000 square feet of manufacturing/assembly space, a $251,000 adjustment for slow moving inventory, and adjustments made to the estimated costs of progress billed orders.

Selling, General and Administrative expenses for FY01 were $3,669,671 and 27.7% of Net Sales compared to $3,406,315 and 29.7% in FY00. The $263,356 increase in SG &A is attributable primarily to a few items: outside commission expenses increased, in proportion with the increase in Net Sales, by $132,000; as reported in the first quarter 10-QSB, the Company booked a sales tax related expense of $95,000; and the Company incurred approximately $40,000 of start-up expenses related to preparation for the migration of the EDP system to an improved software package.

For the third year in a row Operating Income was a record total. In FY01, the figure was $1,627,386 and 12.3% of Net Sales versus $1,426,032 and 12.4% of Net Sales for FY00. Total Other Expenses increased in FY01 to $143,181 from $85,396 for FY00 due primarily to increased Interest expense. This increase has been expected for several quarters as the proportion of the Company's revenues attributable to progress billings has steadily increased. Although the Company is still receiving some pre-payments and progress payments, a few of the larger contracts specify that payment will be made only after delivery. It is purchases of materials and services for these larger contracts that is necessitating a higher utilization of the line of credit and generating higher interest expenses.

Taxes for FY01 were $457,500 for an effective rate of 30.8% compared to $487,400 and 36.4% the previous year as the Company qualified for some tax incentives at the federal level. These tax adjustments were related to export shipments in the Company's sales mix. The future status of these export incentives is uncertain at this time. The net impact of the Affiliate and Minority Shareholder entries was income of $16,176 in FY01, up from the FY00 income of $11,996.

For FY01, the Company's Net Income of $1,042,881 represented the third year in a row a record high was achieved. This figure represented 7.87% of Net Sales and produced an Earnings Per Share figure of $.37, all improved over figures of $865,232, which represented 7.53% and $.31 Per Share for FY00.

The Company's Balance Sheet experienced some changes all of which reflect either the continued shift to progress billings or effects of the recent expansion phases. The lowered cash balance has resulted from a new cash management plan implemented in the second quarter of FY01 wherein the Company adjusts its cash balance daily to maintain a sufficient amount to cover the checks clearing that day. All other available funds are immediately applied to paying down the Line of Credit. Accounts Receivable, which for practical purposes is composed of three balance sheet line items, Trade Accounts Receivable, Costs in Excess of Billings and Billings in Excess of Costs, increased from $3,425,097 to $4,952,744 as the unpaid balances on a few of the larger progress billing projects continue to grow until completion and delivery of the items ordered. The Inventory figure also increased from $3,099,460 to $3,784,824 as the Company has initiated the preliminary phases of its seismic product standardization plan. A combined effort of the Company's marketing, engineering and production staffs has defined the specifications for a series of standard seismic protection products. Some of the inventory increase is attributable to production of economic lot sizes of certain components common to these standardized seismic units. Some of the growth can also be attributed to an increase in the quantities of standard components for repeat-type aerospace/defense products, also made in economic lot sizes. Delivery schedules for these products were slower than anticipated in FY01.

On the other side of the balance sheet, short-term borrowings increased substantially in FY01 as the Company funded its physical plant expansion, accounts receivable growth and inventory growth primarily through use of the Line of Credit. At 5/31/01, short-term borrowings include approximately $700,000 of plant expansion expenditures that will be converted to long term debt in FY02. Accounts payable increased from $688,908 to $1,525,432 due primarily to purchases made in the fourth quarter of FY01 against progress bills orders.

For the next twelve months, Management will endeavor to maintain the recent record of growth in sales and income through continued preeminence in the domestic market and continued penetration of foreign markets. The seismic products standardization effort should allow the Company to compete more effectively on mid-sized seismic protection projects where minimal lead times and tight delivery windows are common. The plant expansions of FY01 are expected to allow the Company to address its key production bottleneck areas and no further expansions are currently underway or planned.

In FY02, Management anticipates only a modest growth in the employment level and moderate expenditures for additional equipment. Management believes that the Company's growth can be funded from operations and that its primary lender will continue to provide both the temporary and permanent funding required to allow the Company to grow. At this time, the Company has no plans to seek funding from any other sources. In addition to providing an increased Line of Credit in FY01, the primary lender has offered the Company access to LIBOR (London Inter-bank Offered Rate) based loans for some of its short term debt. LIBOR-based loans have traditionally carried a lower interest rate than loans based on the U.S. prime rate.

At the beginning of Fiscal Year 2002 the Company appears to be well positioned for another strong year. Its firm backlog of orders is $15.9 million and there continues to be a steady stream of sales opportunities for seismic protection and defense/aerospace products and services. As has always been the case for all of its products in all of its markets, the Company's success on any given sales opportunity is dependent on a number of factors including competitive pricing pressures for similar products and the suitability of alternative technologies. Management anticipates the Company will continue to experience a reasonable success rate on new orders and that the current firm order backlog contains a mix of orders with delivery schedules and anticipated profitability levels that will produce favorable financial results in FY02.

ITEM 7. FINANCIAL STATEMENTS

For information concerning this Item, see the Company's balance sheet and related financial statements at Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

PART III

The information required by Items 9, 10, 11 and 12 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on November 02, 2001, which information is hereby incorporated by reference into this Annual Report. The proxy materials, including the Proxy Statement, will be filed within 120 days after the Company's fiscal year end.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED AS PART OF THIS REPORT:

Index to Financial Statements:
(i)	Independent Auditor's Report
(ii)	Consolidated Balance Sheets May 31, 2001 and 2000
(iii)	Consolidated Statements of Income for the years ended May 31, 2001 and 2000
(iv)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2001 and 2000
(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2001 and 2000
(vi)	Notes to Consolidated Financial Statements May 31, 2001 and 2000

EXHIBITS:

(3)	Articles of incorporation and by-laws
	(i)	Restated Certificate of Incorporation incorporated by reference to Exhibit (3)(I) of Annual Report on Form 10-K, dated August 24, 1983.
	(ii)	Amendment to Certificate of Incorporation incorporated by reference to Exhibit (3)(iv) to Form 8 [Amendment to Application or Report], dated September 24, 1993.
	(iii)	Amendment to Certificate of Incorporation creating Series A Junior Participating Preferred Stock, $.05 par value, incorporated as Exhibit (3)(i)(viii) to Quarterly Report on Form 10-QSB for the period ending November 30, 1998, dated January 12, 1999.
	(iv)	By-laws incorporated by reference to Exhibit (3)(ii) to Annual Report on Form 10-K, dated August 24, 1983.
	(v)	Amendment to Article I, Section 1 of By-laws (time of annual meeting), incorporated by reference to Current Report on Form 8-K, dated October 21, 1988.
	(vi)	Amendment to Article V, Section 1 of By-laws (indemnification), incorporated by reference to Exhibit (3)(i) to Quarterly Report on Form 10-QSB for the period ending February 28, 1998, dated April 10, 1998.
	(vii)	Amendment to Article I, adding Sections 11 through 13 of By-laws (advance notice) incorporated by reference to Exhibit (3)(ii) to Quarterly Report on Form 10-QSB for the period ending February 28, 1998, dated April 10, 1998.
	(viii)	Proxy Review Guidelines incorporated by reference to Exhibit (3)(ii) to Quarterly Report on Form 10-QSB for the period ending February 28, 1998, dated April 10, 1998.
	(ix)	Amendment to Article II, Sections 3 and 6 of By-laws (classified board of directors), incorporated by reference to Exhibit (3)(ii)(ix) to Quarterly Report on Form 10-QSB for the period ending November 30, 1998, dated January 12, 1999.

(4)	Instruments defining rights of security holders, including indentures
	(i)	Mortgage to Marine Midland Bank dated May 28, 1993 incorporated by reference to Exhibit (10)(vii) to Annual Report on Form 10-KSB, dated September 10, 1993.
	(ii)	Master Indenture between Niagara County Industrial Development Agency and Bankers Trust Company, as Trustee, dated as of November 1, 1994 ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit (4)(iv) to Annual Report on Form 10-KSB, dated August 21, 1995.
	(iii)	Series Supplemental Indenture between Niagara County Industrial Development Agency and Bankers Trust Company, as Trustee, ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit (4)(v) to Annual Report on Form 10-KSB, dated August 21, 1995.
	(iv)	Series Mortgage from Niagara County Industrial Development Agency, Tayco Realty, Inc. and registrant to Marine Midland Bank, as Letter of Credit Bank, dated as of November 1, 1994, incorporated by reference to Exhibit (4)(vi) to Annual Report on Form 10-KSB, dated August 21, 1995.
	(v)	Mortgage from Niagara County Industrial Development Agency, Tayco Realty, Inc. and registrant to Marine Midland Bank, dated January 3, 1998, incorporated by reference to Exhibit (4)(v) to Annual Report on Form 10-KSB, dated August 25, 1998.
	(vi)	Rights Agreement by and between registrant and Regan & Associates, Inc, dated as of October 5, 1998 and letter to shareholders (including Summary of Rights), dated October 5, 1998, attached as Exhibits 4 and 20, respectively to Registration Statement on Form 8-A 12G, filed with the Securities and Exchange Commission on October 6, 1998.

(10)	Material Contracts
	(i)	1994 Taylor Devices, Inc. Stock Option Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-88152, as filed with the Securities and Exchange Commission on December 30, 1994.
	(ii)	1998 Taylor Devices, Inc. Stock Option Plan attached as Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-6905, filed with the Securities and Exchange Commission on December 24, 1998.
	(iii)	License Agreement between the registrant and Tayco Developments, Inc., dated November 1, 1959, incorporated by reference to Exhibit (10)(i) to Annual Report on Form 10-K, dated August 27, 1982.
	(iv)	The 1999 Taylor Devices Inc. Employee Stock Purchase Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 28, 1999.
(v)	Loan Agreements between the registrant and Marine Midland Bank, dated December 2, 1992, incorporated by reference to Exhibit (10)(viii) to Annual Report on Form 10-K, dated September 10, 1993.
(vi)	Series Lease between Niagara County Industrial Development Agency and registrant, dated as of November 1, 1994 ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit (10)(ix) to the Annual Report on Form 10-KSB, dated August 21, 1995.
(vii)	Lease Agreement between registrant and Tayco Realty Corporation, dated November 1, 1995, incorporated by reference to Exhibit (10)(ix) to Annual Report on Form 10-KSB, dated August 22, 1996.
(viii)	Form of Indemnity Agreement between registrant and certain officers and directors, incorporated by reference to Exhibit (10)(i) to Quarterly Report on Form 10-QSB for the period ending February 28, 1997, dated April 11, 1997.
(ix)	Lease Agreement dated July 1, 2000 between the Registrant and Tayco Developments, Inc., incorporated by reference to Exhibit (10)(xii) to Annual Report on Form 10-KSB, dated August 25, 2000.
(x)	Employment Agreement dated as of December 1, 2000 between the Registrant and Douglas P. Taylor.
(xi)	Employment Agreement dated as of December 1, 2000 between the Registrant and Richard G. Hill.

(11)	Statement re computation of per share earnings

REG. 228.601(A)(11) STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

WEIGHTED AVERAGE OF COMMON STOCK/EQUIVALENTS O/S - F/Y/E 5/31/01

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING		2,783,567
COMMON SHARES ISSUABLE UNDER STOCK OPTION PLANS USING TREASURY STOCK METHOD		15,099
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING ASSUMING DILUTION		2,798,666

NET INCOME F/Y/E 5/31/01	(1)	$1,042,881
WEIGHTED AVERAGE COMMON STOCK	(2)	2,783,567
BASIC EARNINGS PER COMMON SHARE (1) DIVIDED BY (2)		$ 0.37

NET INCOME F/Y/E 5/31/01	(3)	$1,042,881
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING ASSUMING DILUTION	(4)	2,798,666
DILUTED EARNINGS PER COMMON SHARE (3) DIVIDED BY (4)		$ 0.37

WEIGHTED AVERAGE OF COMMON STOCK OUTSTANDING - F/Y/E 5/31/00
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING		2,753,518
COMMON SHARES ISSUABLE UNDER STOCK OPTION PLANS USING TREASURY STOCK METHOD		7,794
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING ASSUMING DILUTION		2,761,312

NET INCOME F/Y/E 5/31/00	(1)	$ 865,232
WEIGHTED AVERAGE COMMON STOCK	(2)	2,753,518
BASIC EARNINGS PER COMMON SHARE (1) DIVIDED BY (2)		$ 0.31
NET INCOME F/Y/E 5/31/00	(3)	$ 865,232
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING ASSUMING DILUTION	(4)	2,761,312
DILUTED EARNINGS PER COMMON SHARE (3) DIVIDED BY (4)		$ 0.31

(21)	Subsidiaries of the registrant
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

TAYLOR DEVICES, INC.
(Registrant)
By:	/s/Douglas P. Taylor	Date:	August 22, 2001
Douglas P. Taylor
President and Director
(Principal Executive Officer)

and

By:	/s/Kenneth G. Bernstein	Date:	August 22, 2001
Kenneth G. Bernstein
Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Joseph P. Gastel	By:	/s/Richard G. Hill
	Joseph P. Gastel, Director		Richard G. Hill, Director
	August 22, 2001		August 22, 2001

By:	/s/Donald B. Hofmar	By:	/s/Randall L. Clark
	Donald B. Hofmar, Director		Randall L. Clark, Director
	August 22, 2001		August 22, 2001

CONSENT OF INDEPENDENT AUDITORS

Board of Directors of Taylor Devices Inc.

We consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 0-3498) of Taylor Devices Inc. of our report dated August 2, 2001, included in the May 31, 2001 Annual Report of Stockholders of Taylor Devices, Inc.

/s/ Lumsden & McCormick, LLP

LUMSDEN & McCORMICK, LLP

Buffalo, New York

August 22, 2001

TAYLOR DEVICES INC.

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2001

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary as of May 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Lumsden & McCormick, LLP

Buffalo, New York

August 2, 2001

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 59,847	$ 314,273
Short-term investments	251,764	238,531
Restricted funds held by Trustee (Note 7)	114,870	113,438
Accounts receivable, net of allowance for doubtful accounts of $97,000 and $130,000	3,196,831	2,120,486
Inventory (Note 2)	3,784,824	3,099,460
Prepaid expenses	81,616	80,406
Costs and estimated earnings in excess of billings (Note 3)	3,096,325	1,554,309
Deferred income taxes	344,700	218,200
	10,930,777	7,739,103

Property and equipment, net (Note 4)	3,689,345	2,679,016

Investment in affiliate, at equity (Note 5)	335,585	296,980

Other:
Cash value of life insurance, net	259,247	233,132
Deferred financing costs, net	69,181	77,879
Goodwill, net	48,863	54,911
	377,291	365,922

	$ 15,332,998	$ 11,081,021

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings (Note 6)	$ 1,830,000	$ -
Current portion of long-term debt (Note 7)	304,786	328,347
Payables - trade	1,525,432	688,908
Payables - affiliate	391,009	331,713
Accrued income taxes	59,820	163,935
Accrued expenses	940,368	815,424
Deferred revenue	41,729	383,828
Billings in excess of costs and estimated earnings (Note 3)	1,340,412	249,698
	6,433,556	2,961,853

Long-term debt (Note 7)	994,779	1,301,752

Deferred income taxes	56,500	79,300

Minority stockholder's interest	346,233	323,804

Stockholders' Equity:
Common stock - authorized 8,000,000 shares $.025 par value,
issued 2,930,122 and 2,882,425 shares	73,253	72,061
Paid-in capital	2,938,818	2,800,465
Retained earnings	4,883,104	3,840,223
	7,895,175	6,712,749
Treasury stock - 138,038 and 107,165 shares at cost	(393,245)	(298,437)
	7,501,930	6,414,312

	$ 15,332,998	$ 11,081,021

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2001	2000

Sales, net (Note 8)	$13,243,801	$ 11,482,340

Cost of sales	7,946,744	6,649,993

Gross profit	5,297,057	4,832,347

Selling, general and administrative expenses	3,669,671	3,406,315

Operating income	1,627,386	1,426,032

Other income (expense):
Rental income - affiliate (Note 11)	12,000	10,000
Interest, net	(164,826)	(111,571)
Miscellaneous	9,645	16,175
	(143,181)	(85,396)

Income before provision for income taxes, equity in
net income of affiliate and minority stockholder's interest	1,484,205	1,340,636

Provision for income taxes (Note 9)	457,500	487,400

Income before equity in net income of affiliate
and minority stockholder's interest	1,026,705	853,236

Equity in net income of affiliate (Note 5)	38,605	43,396

Income before minority stockholder's interest	1,065,310	896,632

Minority stockholder's interest	(22,429)	(31,400)

Net income	$ 1,042,881	$ 865,232

Basic and diluted earnings per common share (Note 10)	$ 0.37	$ 0.31

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
For the years ended May 31, 2001 and 2000

	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 1999	$ 70,922	$2,678,017	$2,974,991	$ (140,402)

Net income for the year ended May 31, 2000	-	-	865,232	-

Common stock issued for employee stock purchase plan (Note 13)	1,139	122,448	-	-

Treasury stock acquired (Note 15)	-	-	-	(158,035)

Balance, May 31, 2000	72,061	2,800,465	3,840,223	(298,437)

Net income for the year ended May 31, 2001	-	-	1,042,881	-

Common stock issued for employee stock purchase plan (Note 13)	1,192	138,353	-	-

Treasury stock acquired (Note 15)	-	-	-	(94,808)

Balance, May 31, 2001	$ 73,253	$ 2,938,818	$ 4,883,104	$ (393,245)

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years end May 31,	2001	2000

Cash flows from operating activities:
Net income	$ 1,042,881	$ 865,232
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	258,562	267,100
Gain on sale of equipment	(3,434)	(660)
Provision for losses on accounts receivable	(33,000)	58,000
Equity in net income of affiliate	(38,605)	(43,396)
Deferred income taxes	(149,300)	(62,300)
Minority stockholder's interest	22,429	31,400
Interest income - funds held by trustee	(1,432)	(938)
Changes in other current assets and current liabilities:
Receivables	(1,043,345)	(244,887)
Inventory	(685,364)	(58,446)
Prepaid expenses	(1,210)	(4,221)
Costs and estimated earnings in excess of billings	(1,542,016)	(1,061,128)
Payables - trade	836,524	(57,992)
Payables - affiliate	59,296	148,013
Accrued income taxes	(104,115)	(209,192)
Accrued expenses	124,944	255,198
Deferred revenue	(342,099)	(68,512)
Billings in excess of costs and estimated earnings	1,090,714	110,532
Net cash flows for operating activities	(508,570)	(76,197)

Cash flows from investing activities:
Increase in short-term investments	(13,233)	(11,565)
Proceeds from sale of tax free money fund held by trustee	112,500	112,575
Cash received from trustee	37,500	37,424
Cash remitted to trustee	(150,000)	(149,924)
Proceeds from sale of property and equipment	3,434	660
Acquisition of property and equipment	(1,254,145)	(225,807)
Increase in cash value of life insurance	(26,115)	(24,584)
Net cash flows for investing activities	(1,290,059)	(261,221)

Cash flows from financing activities:
Net short-term borrowings	1,830,000	-
Repayments - long-term debt	(330,534)	(335,535)
Proceeds from issuance of common stock - employee stock purchase plan	139,545	123,587
Acquisition of treasury stock	(94,808)	(158,035)
Net cash flows from (for) financing activities	1,544,203	(369,983)

Net decrease in cash and cash equivalents	(254,426)	(707,401)

Cash and cash equivalents - beginning	314,273	1,021,674

Cash and cash equivalents - ending	$ 59,847	$ 314,273

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

Revenue Recognition:

Sales are recognized when units are delivered or services are performed. Sales under fixed-price contracts are recorded as deliveries are made at the contract sales price of the units delivered. Sales under certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries are accounted for under the percentage-of-completion method of accounting whereby revenues are recognized based on estimates of completion prepared on a ratio of cost to total estimated cost basis. Costs include all material and direct and indirect charges related to specific contracts. Other expenses are charged to operations as incurred.

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

2. Inventory:

	2001	2000
Raw materials	$ 365,058	$ 340,194
Work-in-process	443,897	398,189
Finished goods	2,975,869	2,361,077
	$3,784,824	$3,099,460

The Company's inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Therefore, management of the Company has recorded an allowance for potential inventory obsolescence of $683,000 and $432,000 at May 31, 2001 and 2000.

3. Costs and Estimated Earnings on Uncompleted Contracts:

	2001	2000
Costs incurred on uncompleted
contracts	$4,248,278	$3,820,852
Estimated earnings	3,177,912	3,423,470
	7,426,190	7,244,322
Less billings to date	5,670,277	5,939,711
	$1,755,913	$1,304,611

Included in the accompanying balance sheets under the following captions:

	2001	2000
Costs and estimated earnings in
excess of billings	$ 3,096,325	$1,554,309
Billings in excess of costs and
estimated earnings	(1,340,412)	(249,698)
	$1,755,913	$1,304,611

4. Property and Equipment:

	2001	2000
Land	$ 141,483	$ 141,483
Buildings and improvements	3,111,301	2,851,188
Machinery and equipment	3,232,364	2,748,181
Office furniture and equipment	467,132	460,939
Autos and trucks	76,081	60,761
Construction in progress	467,315	-
	7,495,676	6,262,552
Less accumulated depreciation	3,806,331	3,583,536
	$3,689,345	$2,679,016

Depreciation expense was $243,816 and $254,556 for the years ended May 31, 2001 and 2000.

The following is a summary of property and equipment included above which is held under capital leases:

	2001	2000
Buildings and improvements	$ 806,707	$ 806,707
Machinery and equipment	591,915	591,915
Office furniture and equipment	102,985	102,985
	1,501,607	1,501,607
Less accumulated amortization	610,925	539,795
	$ 890,682	$ 961,812

Minimum future lease payments under capital leases as of May 31, 2001 for each of the next five years and in the aggregate are included in long-term debt (see Note 7).

Amortization of property and equipment under the capital leases included in depreciation expense is $71,130 and $81,161 for the years ended May 31, 2001 and 2000.

5. Investment in Affiliate:

Investment in affiliate consists of the Company's 23% ownership interest in common shares of Developments acquired at a cost of $85,619, plus the Company's cumulative equity in the net income of Developments of $249,966 and $211,361 through the years ended May 31, 2001 and 2000. The quoted market value of Developments at May 31, 2001 and 2000 was $655,270 and $542,253.

The Company's share of the underlying book value of net assets of Developments at the date of original purchase exceeded the amount paid for these shares by $79,018. This excess ($60,581 at May 31, 2001) is being amortized to income on the straight-line method over 40 years and is recorded as an addition to equity in net income of the affiliate.

6. Short-Term Borrowings:

The Company has available a $3,000,000 bank demand line of credit with interest payable at prime for 2001 and prime plus 1/4 per cent for 2000. The line is secured by accounts receivable, equipment, inventory, and general intangibles. This line of credit is subject to the usual terms and conditions applied by the bank, and is subject to renewal annually. Amounts outstanding under this line were $1,830,000 as of May 31, 2001. There was no amount outstanding as of May 31, 2000.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis. Outstanding checks under this arrangement totaled $307,800 at May 31, 2001. This amount is included in accounts payable.

7. Long-Term Debt:

	2001	2000
Industrial Revenue Development
Bonds, annual principal payments
ranging from $45,000 to $150,000
through June 2009 plus interest at
variable rates based on the highest
rated short-term, federally tax
exempt obligations (3.1% at
May 31, 2001).	$ 465,000	$615,000
Bank term note, monthly principal
payments of $8,512 plus interest at
the bank's prime rate plus 1%
(8.0% at May 31, 2001), secured
by substantially all assets of the
Company, with the remaining
unpaid principal balance payable
in February 2005.	383,036	485,179
Bank mortgage note, monthly
principal payments of $1,444 plus
interest at the bank's prime rate
plus 1% (8.0% at May 31, 2001),
secured by related property, with
the remaining unpaid principal
balance payable in June 2008.	125,667	143,000
Bank mortgage, monthly principal
payments of $2,222 plus interest at
the bank's prime rate plus 1%
(8.0% at May 31, 2001), secured
by substantially all assets of the
Company, due February 2013.	313,333	340,000
Capital lease and other obligations
with varying maturities and interest
rates, secured by related assets.	12,529	46,920
	1,299,565	1,630,099
Less current portion	304,786	328,347
	$ 994,779	$1,301,752

In November 1994, the Company entered into a capital lease agreement with the Niagara County Industrial Development Agency (NCIDA) to finance certain construction costs for additions to its manufacturing/ testing facilities and for the acquisition of machinery and equipment. To finance the project, NCIDA authorized the sale of its Industrial Revenue Development Bonds, in the aggregate principal amount of $1,250,000, under a trust indenture with a bank as trustee. The capital lease obligation is secured by a first mortgage on real estate, project machinery and equipment, and guaranteed by an irrevocable bank letter of credit in the amount of $465,000 as of May 31, 2001.

As of May 31, 2001, $114,870 of funds were held by a trustee, representing an interest bearing tax free money fund restricted for principal reduction payments of the Industrial Revenue Development Bond during fiscal year ending May 31, 2002.

The term note and mortgage note are subject to certain restrictive covenants relating to net working capital, tangible net worth and capital expenditures. As of May 31, 2001 the Company was in compliance with all such covenants.

The aggregate maturities of long-term debt subsequent to May 31, 2001 are:

2002	$ 304,786
2003	233,787
2004	172,384
2005	150,607
2006	73,999
Thereafter	364,002
$1,299,565

8. Sales:

Net sales consist of the following industry categories:

	2001	2000
Commercial and other industries	$ 7,357,553	$ 7,102,659
Aerospace and defense industries	5,371,714	4,127,176
Government agencies	514,534	252,505
	$13,243,801	$11,482,340

Sales to aerospace and defense industries include sales to two and one customers totaling $3,739,178 and $1,042,644 for the years ended May 31, 2001 and 2000.

9. Income Taxes:

	2001	2000
Current tax provision:
Federal	$ 566,800	$516,900
State	40,000	32,800
	606,800	549,700
Deferred tax provision:
Federal	(134,900)	(56,300)
State	(14,400)	(6,000)
	(149,300)	(62,300)
	$ 457,500	$487,400

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2001	2000
Computed tax provision at the
expected statutory rate	$510,100	$459,900
Effect of graduated Federal rates on
Subsidiary income	(6,300)	(8,500)
State income tax - net of Federal
tax benefit	16,900	17,700
Tax effect of permanent differences	(16,600)	(17,800)
Other	(46,600)	36,100
	$457,500	$487,400

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2001	2000
Deferred tax assets
Allowance for doubtful receivables	$ 35,400	$ 47,200
Tax inventory adjustment	14,100	12,700
Allowance for obsolete inventory	254,200	137,800
Accrued vacation	22,900	20,500
Warranty reserve	18,100	-
	344,700	218,200
Deferred tax liabilities
Excess tax depreciation	(56,500)	(79,300)
Net deferred tax assets	$288,200	$138,900

The Company and its subsidiary file separate Federal and State income tax returns. As of May 31, 2001, the Company had State investment tax credit carryforwards of approximately $95,000 expiring through May 2009.

10. Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2001	2000
Average common shares
outstanding	2,783,567	2,753,518
Common shares issuable under
stock option plans	15,099	7,794
Average common shares
outstanding assuming dilution	2,798,666	2,761,312

11. Related Party Transactions:

Included in cost of sales are research and development expenses charged by Developments for services performed by its research engineers in the amount of $332,774 and $319,714 for the years ended May 31, 2001 and 2000.

Included in selling, general and administrative expenses is royalty expense charged by Developments for the use of patents in the Company's manufacturing operations in the amount of $193,506 and $227,678 for the years ended May 31, 2001 and 2000.

The Company leases certain office and laboratory facilities to Developments for a current annual rental of $12,000.

12. Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series. The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

13. Employee Stock Purchase Plan:

The Company has reserved 200,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan. Participation in the employee stock purchase plan is voluntary for all employees of the Company. Purchase of common shares can be made by employee contributions through payroll deductions with a matching contribution by the Company of a specified percentage of the employees' contributions based on length of continuous participation in the stock purchase plan. At the end of each calendar quarter, the employer/employee contributions will be applied to the purchase of common shares at fair market value which are then held in the name of the Company as custodian for the employees' shares. These shares are distributed to the employees at the end of each calendar year or upon withdrawal from the plan. During the years ended May 31, 2001 and 2000, 47,692 ($2.75 to $3.13 price per share) and 45,546 ($2.53 to $2.98 price per share) common shares, respectively, were issued to employees. As of May 31, 2001, 46,183 shares were reserved for further issue. The amount of Company matching expense was $44,706 and $34,702 for the years ended May 31, 2001 and 2000.

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

SFAS No. 123 is effective for options granted by the Company during fiscal years ended May 31, 2001 and 2000. Using the Black-Scholes option valuation model, the estimated fair value of each option granted under the 1998 plans was $2.85 and $2.41 during 2001 and $2.22 and $2.12 during 2000. Principal assumptions used in applying the Black-Scholes model to options at date of grant were as follows:

	2001	2000
Risk-free interest rate	5.51% and 5.67%	6.26% and 6.27%
Expected life in years	10.0	10.0
Expected volatility	.88	.74
Expected dividend yield	0%	0%

Had compensation cost for the Company's stock options plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

	2001	2000
Net income:
As reported	$1,042,881	$865,232
Proforma	$ 982,153	$816,382
Basic and diluted earnings per
common share:
As reported	$.37	$.31
Proforma	$.35	$.30

The following is a summary of stock option activity:

	2001	2000
Outstanding, beginning of year	150,776	144,000
Options granted	35,000	35,000
Options exercised or expired	(20,000)	(28,224)
Outstanding, end of year (at
prices ranging from $2.06 to
$5.56 per share)	165,776	150,776

No options were exercised during the year ended May 31, 2001. The option holders exercised 31,000 options and received 31,000 shares (ranging from $1.68 to $2.66 per share) of the Company's common stock in lieu of cash for the year ended May 31, 2000.

The following table summarizes information about stock options outstanding at May 31, 2001:

	Outstanding			Exercisable

Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$2.00-$3.00	70,000	8.5	$2.46	70,000	$2.46
$3.01-$4.00	38,776	7.4	$3.26	13,776	$3.29
$4.01-$5.00	25,000	1.9	$4.28	25,000	$4.28
$5.01-$6.00	32,000	0.9	$5.27	32,000	$5.27
$2.00-$6.00	165,776	5.8	$3.46	140,776	$3.50

The following table summarizes information about stock options outstanding at May 31, 2000:

	Outstanding			Exercisable

Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$2.00-$3.00	60,000	8.4	$2.41	35,000	$2.21
$3.01-$4.00	33,776	1.7	$3.64	33,776	$3.64
$4.01-$5.00	25,000	1.9	$4.28	25,000	$4.28
$5.01-$6.00	32,000	0.9	$5.27	32,000	$5.27
$2.00-$6.00	150,776	4.2	$3.60	125,776	$3.78

15. Treasury Stock:

The Company purchased 30,873 shares of its common stock for a total of $94,808 (ranging from $2.81 to $3.60 per share) during the year ended May 31, 2001.

The Company purchased 54,962 shares of its common stock for a total of $158,035 (ranging from $2.56 to $3.30 per share) during the year ended May 31, 2000.

16. Retirement Plan:

The Company maintains a retirement plan for essentially all full-time employees pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 10% of employee voluntary salary deferrals up to a maximum of 1% of each participant's eligible compensation. The Company may also make discretionary contributions as determined annually by the Company's Board of Directors. The amount expensed under the plan was $17,885 and $30,362 for the years ended May 31, 2001 and 2000.

17. Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, restricted funds held by trustee, accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate fair value because of the short maturity of these instruments.

The carrying amount of long-term debt approximates fair value because the interest rates on these instruments fluctuate with market interest rates and are based on current rates offered to the Company for debt with similar terms and maturities.

18. Cash Flows Information:

	2001	2000
Cash paid during the year for:
Interest	$184,372	$142,506

Income taxes	$710,915	$739,857

19. Contingencies:

The Company was a respondent in an administrative proceeding filed by one of its former employees for alleged discrimination. During the fiscal year ended May 31, 2001, this claim was dismissed.

The Company has filed a suit against one of its customers to collect $54,000 owed for the purchase of motion control devices from the Company. The defendant has asserted counterclaims against the Company for alleged failure of the equipment. In November 2000, the Company received $20,000 in full settlement of all claims.