Form 10QSB
period 2001-08-31
TAYLOR DEVICES INC
filed 2001-10-10
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarter ended August 31, 2001

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

Yes X No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.
CLASS	Outstanding at August 31, 2001
Common Stock (2-1/2 cents par value)	2,805,140

TAYLOR DEVICES, INC.

Index to Form 10-QSB

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	August 31, 2001	May 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 135,574	$ 59,847
Short-term investments	251,764	251,764
Restricted funds held by Trustee	2,425	114,870
Accounts receivable	3,484,853	3,196,831
Inventory	4,601,406	3,784,824
Prepaid expenses	52,207	81,616
Costs and estimated earnings in excess of billings	4,769,011	3,096,325
Deferred income taxes	344,700	344,700
Total current assets	13,641,938	10,930,777

Property and equipment, net	4,074,752	3,689,345

Investment in affiliate, at equity	345,475	335,585

Other assets:
Cash value of life insurance, net	259,247	259,247
Deferred financing costs, net	67,081	69,181
Goodwill, net	47,351	48,863
Total other assets	373,679	377,291

	$18,435,844	$15,332,998

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$ 3,863,686	$ 1,830,000
Current portion of long-term debt	249,773	304,786
Payables - trade	897,457	1,525,432
Payables - affiliate	417,570	391,009
Accrued expenses	1,103,146	940,368
Accrued income taxes	194,920	59,820
Deferred revenue	38,000	41,729
Billings in excess of costs and estimated earnings	2,339,142	1,340,412
Total current liabilties	9,103,694	6,433,556

Long-term debt	987,370	994,779

Deferred income taxes	56,500	56,500

Minority stockholder's interest	350,786	346,233

Stockholders' Equity:
Common stock - authorized 8,000,000 shares $.025 par value,
issued 2,944,028 and 2,930,122 shares	73,601	73,253
Paid-in capital	2,986,029	2,938,818
Retained earnings	5,274,034	4,883,104
	8,333,664	7,895,175
Treasury stock - 138,888 and 138,038 shares at cost	(396,170)	(393,245)
Total stockholders' equity	7,937,494	7,501,930

	$18,345,844	$15,332,998

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the three months ended August 31,	2001	2000

Sales, net	$3,940,063	$2,613,416

Cost of sales	2,245,963	1,545,890

Gross profit	1,694,100	1,067,526

Selling, general and administrative expenses	1,055,332	802,222

Operating income	638,768	265,304

Other income (expense):
Rental income - affiliate	3,000	3,667
Interest, net	(70,310)	(34,641)
Miscellaneous	19,735	8,697
	(47,575)	(22,277)

Income before provision for income taxes, equity in
net income of affiliate and minority stockholder's interest	591,193	243,027

Provision for income taxes	205,600	82,000

Income before equity in net income of affiliate
and minority stockholder's interest	385,593	161,027

Equity in net income of affiliate	9,890	4,100

Income before minority stockholder's interest	395,483	165,127

Minority stockholder's interest	(4,553)	(6,741)

Net income	$ 390,930	$ 158,386

Basic and diluted earnings per common share	$ 0.14	$ 0.06

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the three months ended August 31,	2001	2000

Cash flows from operating activities:
Net income	$ 390,930	$ 158,386
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	73,693	71,171
Provision for losses on accounts receivable	6,000	- 0 -
Equity in net income of affiliate	(9,890)	(4,100)
Minority stockholder's interest	4,553	6,741
Changes in other current assets and current liabilities:
Receivables	(294,022)	36,767
Inventory	(816,581)	(347,929)
Prepaid expenses	29,410	28,621
Costs and estimated earnings in excess of billings	(1,672,686)	(106,948)
Payables - trade	(627,975)	47,418
Payables - affiliate	26,561	(32,281)
Accrued expenses	162,778	90,102
Accrued income taxes	135,100	(91,085)
Deferred revenue	(3,729)	(276,828)
Billings in excess of costs and estimated earnings	998,730	- 0 -
Other	- 0 -	6,219
Net cash flows for operating activities	(1,597,128)	(413,746)

Cash flows from investing activities:
Cash received from trustee	112,445	150,938
Cash remitted to trustee	- 0 -	(37,500)
Acquisition of property and equipment	(455,488)	(78,591)
Net cash flows from (for) investing activities	(343,043)	34,847

Cash flows from financing activities:
Net short-term borrowings	2,033,686	450,000
Repayments - long-term debt	(62,422)	(298,508)
Proceeds from issuance of common stock
- employee stock purchase plan	47,559	31,867
Acquisition of treasury stock	(2,925)	- 0 -
Net cash flows from financing activities	2,015,898	183,359

Net increase (decrease) in cash and cash equivalents	75,727	(195,540)

Cash and cash equivalents - beginning	59,847	552,804

Cash and cash equivalents - ending	$ 135,574	$ 357,264

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2001 and 2000 and the results of operations and cash flows for the three months then ended. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2001.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	For the three month period ended August 31, 2001, the profit was divided by 2,805,140, which is net of the Treasury shares, to calculate the earnings per share. For the three month period ended August 31, 2000, the profit was divided by 2,785,164 to calculate the earnings per share, which is net of the Treasury shares.

4.	The results of operations for the three month period ended August 31, 2001 are not necessarily indicative of the results to be expected for the full year.

TAYLOR DEVICES, INC.

Management's Discussion and Analysis of the Financial Condition and Results of Operations

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this report, which are not historical facts, are forward-looking statements. Words such as "expects," "intends," "believes," "anticipates," "estimates," "assumes," and analogous expressions are intended to identify forward-looking statements. As such, these statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, pricing pressures, the need for the Company to keep pace with customer needs and technological developments, and other factors, many or all of which may be beyond the control of the Company. The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying condensed consolidated statements of income.

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:
Comparison of the three months ended August 31, 2001 and August 31, 2000
Increase (Decrease)
Net sales	1,326,647
Cost of sales	700,073
Selling, general and administrative expenses	253,110
Other income	10,371
Interest expense	35,669
Net profit before tax and minority shareholders' interest	348,166
Provision for income tax	123,600
Net profit before equity in earnings of affiliates	224,566
Equity in earnings of affiliates	5,790
Minority stockholders' interest	(2,188)
Net income	232,544

TAYLOR DEVICES, INC.

Management's Discussion (Continued)

FOR THE THREE MONTHS ENDED AUGUST 31, 2001

The Company's strong performance in the fourth quarter of Fiscal Year 2001 continued into the first quarter of Fiscal Year 2002. First quarter Revenues, Operating Income and Net Income represented record levels for any first quarter in the Company's history and the second best figure for any quarter.

In the first quarter of Fiscal Year 2002, the Company's Net Sales were $3,940,063, the second best in any quarter as the Company continued to record progress billings against the efforts on several large seismic protection sales orders and two defense/aerospace projects. This figure represents a 50.8% increase over the Net Sales figure for FY01 of $2,613,416. Gross Margin for FY02 was recorded at $1,694,100 and 43% of sales compared to $1,067,526 and 40.8% for the comparable period in FY01. This improvement represents the net effects of product mix shifts and increased allowances for inventory obsolescence and facility depreciation.

Selling General and Administrative expenses totaled $1,055,332 in FY02, 26.8% of Net Sales. The first quarter figures for FY01 were $802,222 and 30.7% of Net Sales. Of the $253,110 increase in SG& A expenditures, $231,220 was attributable to increased commission and royalty expenses. Increases in other SG&A areas reflective of sales and marketing efforts, such as travel and advertising expenses, were essentially offset by reductions in other areas.

Net Other Expenses were $47,575 in FY02, up from $22,277 in FY01 due entirely to the $35,669 increase in interest expense. This increase represents the additional borrowing the Company has done to support the higher inventory and accounts receivable levels now being experienced and as discussed subsequently in this report. Operating Income for FY02 was $638,768 and 16.2% of Net Sales, an improvement of $373,464 and 9.5% of Net Sales over FY01 figures. The Provision for Taxes was established at $205,600, a 34.8% rate for FY02, up slightly from the 33.7% rate used in FY01. The impact of the Income from Affiliates and the cost of the Minority Shareholder's interest were a net income of $5,337 in FY02 as compared to a net expense of $2,641 in FY01.

Net Income for the first quarter of FY02 was $390,930, 9.9% of sales and $.14 per share, a new record high for a first quarter and the second best quarter ever. This performance represents a 147% improvement over the FY01 figures of $158,386, 6.1% and $.06 per share.

The Company's Balance Sheet profile continues to shift in response to the Company's operations. Receivables, as represented by three figures - Accounts Receivable, Costs in Excess of Billings and Billings in Excess of Costs, totaled $5,914,722. This figure, up from $4,952,744 on 5/31/01, reflects the substantial amount the Company has progressed billed on orders which contain no provisions for advance or progress payments. Inventory is also at an historic high figure of $4,601,406 as the Company has begun to build and receive the parts to support two new lines of seismic products, intended for higher production rates. The growth in inventory is also attributable to the work in process on several seismic orders of relatively small size and short delivery schedules. The growth in Receivables and Inventory has been funded by use of the Line of Credit supplied by the Company's primary lender, HSBC Bank USA.

The Company's prospects for continued good financial performance in the upcoming quarters of FY02 remain good. The backlog of firms orders remains near $15,000,000 and the Company continues to receive the opportunity to bid on numerous orders in its seismic/civil engineering market and its aerospace/defense market. The Company recently has taken steps to increase its sales/marketing presence in the Pacific Rim countries and expects to be able to offer its lines of seismic products in QIII of FY02 at higher production volume than previously possible.

At this time, the Company has no plans to seek any additional outside sources of funding for any operational or expansion purposes.

Based on the continuing high backlog, a continuing high rate of inquiries, and a continuing favorable success rate in obtaining new orders, Management believes Fiscal Year 2002 will post strong financial results which could parallel those of Fiscal Year 2001.

TAYLOR DEVICES, INC.

Part II - Other Information

PART II-	OTHER INFORMATION

	ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.
	ITEM 2	Changes in Securities: None
	ITEM 3	Defaults Upon Senior Securities: None
	ITEM 4	Submission of Matters to Vote of Securities Holders: None
	ITEM 5	Other Information:
For the period 06/1/01 to 08/31/01, changes in the Company's outstanding shares are as follows:
	A.	An increase of 13,906 shares, for purchases of Company stock by employee's from the Employee's Stock Purchase Plan.
	B.	An increase in Treasury shares of 850, which were returned to the treasury from open market purchases by the Company for the period of 06/1/01 to 08/31/01. Treasury shares at 08/31/01 are 138,888.

	ITEM 6	Exhibits and Reports on Form 8-K: None

Accountants' Review Report

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of August 31, 2001, and the related condensed consolidated statements of income and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of May 31, 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 2, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
October 5, 2001

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By	/s/Douglas P. Taylor	Date	October 10, 2001
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

AND

By	/s/Kenneth G. Bernstein	Date	October 10, 2001
Kenneth G. Bernstein Treasurer (Principal Financial and Accounting Officer)