Form 10QSB
period 2001-11-30
TAYLOR DEVICES INC
filed 2002-01-14
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended November 30, 2001

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

Yes X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at November 30, 2001
Common Stock (2-1/2 cents par value)	2,826,791

TAYLOR DEVICES, INC.

Index to Form 10-QSB

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30, 2001	May 31, 2001

Assets
Current assets:
Cash and cash equivalents	$ 296,746	$ 59,847
Short-term investments	251,764	251,764
Accounts receivable	2,616,382	3,196,831
Inventory	5,755,592	3,784,824
Costs and estimated earnings in excess of billings	4,904,911	3,096,325
Other current assets	381,348	541,186
Total current assets	14,206,743	10,930,777
Property and equipment, net	4,069,387	3,689,345
Investment in affiliate, at equity	359,200	335,585
Intangibles and other assets	370,067	377,291
	$19,005,397	$15,332,998
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current
portion of long-term debt	$ 3,828,555	$ 2,134,786
Payables - trade	1,137,400	1,525,432
Payables - affiliate	450,148	391,009
Billings in excess of costs and estimated earnings	2,301,713	1,340,412
Other current liabilities	1,313,358	1,041,917
Total current liabilities	9,031,174	6,433,556
Long-term liabilities	1,557,573	1,051,279
Minority stockholder's interest	353,957	346,233

Stockholders' Equity:
Common stock and additional paid-in capital	3,248,692	3,012,071
Retained earnings	5,445,719	4,883,104
	8,694,411	7,895,175
Treasury stock - at cost	(631,718)	(393,245)
Total stockholders' equity	8,062,693	7,501,930
	$19,005,397	$15,332,998

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,

	2001	2000	2001	2000

Sales, net	$3,690,875	$2,676,857	$7,630,938	$5,290,273

Cost of sales	2,077,204	1,613,795	4,323,167	3,159,685

Gross profit	1,613,671	1,063,062	3,307,771	2,130,588

Selling, general and administrative expenses	1,324,811	822,884	2,380,143	1,625,106

Operating income	288,860	240,178	927,628	505,482

Other expense, net	50,329	51,082	97,904	73,359

Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	238,531	189,096	829,724	432,123

Provision for income taxes	77,400	70,300	283,000	152,300

Income before equity in net income of affiliate< and minority stockholder's interest	161,131	118,796	546,724	279,823

Equity in net income of affiliate	13,725	1,761	23,615	5,861

Income before minority stockholder's interest	174,856	120,557	570,339	285,684

Minority stockholder's interest	(3,171)	(4,305)	(7,724)	(11,046)

Net income	$ 171,685	$ 116,252	$ 562,615	$ 274,638

Basic and diluted earnings per common share	$ 0.06	$ 0.04	$ 0.20	$ 0.10

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
For the six months ended November 30,	2001	2000

Cash flows from operating activities:
Net income	$ 562,615	$ 274,638
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	137,522	135,534
Provision for losses on accounts receivable	(10,000)	- 0 -
Equity in net income of affiliate	(23,615)	(5,861)
Minority stockholder's interest	7,724	11,046
Changes in other current assets and current liabilities:
Accounts receivable	590,449	78,330
Inventory	(1,970,768)	(506,806)
Costs and estimated earnings in excess of billings	(1,808,586)	267,644
Other current assets	68,643	42,008
Payables - trade	(388,032)	(169,444)
Payables - affiliate	59,139	(103,648)
Billings in excess of costs and estimated earnings	961,301	-0-
Other current liabilities	271,441	(248,224)
Net cash flows for operating activities	(1,542,167)	(224,783)

Cash flows from investing activities:
Acquisition of property and equipment	(510,340)	(161,073)
Other investing activities	91,195	75,938
Net cash flows for investing activities	(419,145)	(85,135)

Cash flows from financing activities:
Net short-term borrowings and repayments
on long-term debt	1,693,769	456,741
Proceeds from long-term debt	506,294	- 0 -
Proceeds from issuance of common stock	236,621	60,847
Acquisition of treasury stock	(238,473)	(66,405)
Net cash flows from financing activities	2,198,211	451,183

Net increase in cash and cash equivalents	236,899	141,265

Cash and cash equivalents - beginning	59,847	552,804

Cash and cash equivalents - ending	$ 296,746	$ 694,069

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2001 and 2000 and the results of operations and cash flows for the three and six months then ended. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2001.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	For the six month period ended November 30, 2001, the profit was divided by 2,826,791 shares, which is net of the Treasury shares, to calculate the earnings per share. For the six month period ended November 30, 2000, the profit was divided by 2,773,535 shares to calculate the earnings per share, which is net of the Treasury shares.

4.	The results of operations for the six month period ended November 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparison of the six months ended November 30, 2001 and November 30, 2000

Increase (Decrease)
Net sales	2,340,665
Cost of sales	1,163,482
Selling, general and administrative expenses	755,037
Other expense, net	24,545
Income before tax and minority stockholder's interest	397,601
Provision for income taxes	130,700
Income before equity in net income of affiliate	266,901
Equity in net income of affiliates	17,754
Minority stockholder's interest	(3,322)
Net income	287,977

TAYLOR DEVICES, INC.

Management's Discussion (Continued)

The Company's recent trend of producing new period and quarterly record financial figures continued for the six months and quarter ending November 30, 2001. Revenues and Net Income were at record levels for both periods being reported.

For the six months ended November 30, 2001 (all figures being compared are for six months y-t-d FY2002 vs. six months y-t-d FY2001)

Net Sales for the first six months of Fiscal Year 2002 were a six month year-to-date record high $7,630,938, representing a 44.2% increase over the prior year's figure $5,290,273. The improvement was due primarily to increased progress billings against large seismic products orders. In the current period, Gross Margin was recorded at $3,307,771 and 43.3% of sales, improving on FY01's Gross Margin of $2,130,588 and 40.3% of sales. In both periods, the gross margin figure represents the composite of costs calculated for discrete OEM shipments, interim estimates for in-progress projects and final adjustments for completed projects. The improvement in the gross margin performance can be attributed to an extended period of high labor utilization rates resulting in improved internal overhead rates, and the initial progress billings against certain high-margin seismic product orders.

Selling, General and Administrative Expenses were $2,380,143 and 31.2% of sales in the current period compared to $1,625,106 and 30.7% in the prior year. Of the $755,037 increase in SGA expense, approximately $646,000 was generated by sales/marketing related items such as commissions, royalties, advertising and consultant fees. Net Other Expense increased to $97,904 from $73,359 due primarily to an increased usage of the Line of Credit to fund certain projects which do not contain progress payment provisions and to temporarily fund the increase in inventory as discussed subsequently in this report.

Net Income improved to a record high $562,615 and $0.20 earnings per share, a 104.9 % increase over last year's figure of $274,638 and $0.10 earnings per share.

For the three months ended November 30, 2001 (all figures being compared are for the three months ended 11/30/01 vs. the three months ended 11/30/00)

Net Sales in the current period reached a record-high $3,690,875, a 37.9% increase over the $2,676,857 figure recorded in the second quarter of last year. Gross Margin improved to $1,613,671 and 43.7% of sales versus last year's figures of $1,063,062 and 39.7% of sales. As discussed previously, the improvement in revenues and gross margin performance was generated primarily by increased progress billings against seismic product orders.

SGA expenses totaled $1,324,811 representing 35.9% of sales compared to $822,884 and 30.7% of sales for FY2001 with the changes from period to period attributable primarily, as discussed above, to variable sales- related expenses such as commissions, royalties and consulting fees. Net Other Expense remained stable between the two periods, $50,329 in FY02 versus $51,082 in FY01 as increased interest expense was offset by insurance refunds and miscellaneous income.

Net Income figures for the period were $171,685 and $.06 earnings per share, producing a 47.7% improvement over the results of $116,252 and $.04 per share for FY01.

The Company's Balance sheet reflects the Company's commitment to maintaining its position in the seismic products market. Over the past year there has been a concerted effort to identify and design a series of products that would constitute the basis of a standard product line. In the past six months, the company has been purchasing and manufacturing the components of these standard lines, as reflected in the increased inventory figure. At this time, management anticipates that it can begin to relieve the inventory and generate progress billings for these standard lines in the upcoming quarter.

The development phases of the two aerospace/defense projects that have been in-house for the past two years have been essentially completed and are in the testing stage. Management is currently pursuing another large-scale development order in the aerospace/defense market.

The Company's upgrade/expansion effort undertaken in Fiscal Year 2001 is almost complete. Equipment that will improve production efficiency has been ordered and should be in place by the end of FY 2002.

The Company's backlog at 11/30/01 was approximately $14,100,000. This figure includes the Company's first order from Indonesia, a contract in excess of $900,000. This order is the result of efforts by the Company to increase its presence in Asian civil engineering markets not previously considered part of its marketing area.

Based on the continuing high backlog balance, the projected overall profitability of the orders within that backlog, and the full usage of the upgraded manufacturing facilities, Management believes that the upcoming quarter and full year financial results should continue to be highly favorable. For the full year, results are anticipated to equal or exceed the record results of Fiscal Year 2001.

At this time Management does not anticipate that the Company will require any additional sources of outside funding to finance its operations or expansions.

TAYLOR DEVICES, INC.

Part II - Other Information

ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.
ITEM 2	Changes in Securities: None
ITEM 3	Defaults Upon Senior Securities: None
ITEM 4	Submission of Matters to Vote of Securities Holders:
The Annual Meeting of Shareholders was held on November 2, 2001. The total outstanding number of shares on the meeting record date of September 21, 2001 was 2,805,140. A total of 2,152,580 shares were present in person or by proxy at the meeting. The following are the election results for the slate of directors presented by management:

	A.	Class 3 Directors of the Company were elected to serve a three year term expiring in 2004.
Douglas P. Taylor - 2,148,762 shares voted for and 2,962 shares withheld.
Randall L. Clark - 2,149,627 shares voted for and 2,097 shares withheld.
	B.	The Shareholders approved the adoption of the 2001 Taylor Devices, Inc. Stock Option Plan and the reservation of 135,000 shares of the Company's common stock for grant of options under the Plan.

ITEM 5	Other Information:
For the period 09/01/01 to 11/30/01, changes in the Company's outstanding shares are as follows:
	A.	An increase of 11,301 shares for purchases of Company stock by employees from the Employee's Stock Purchase Plan.
	B.	An increase in Treasury shares of 25,150, which were returned to the treasury from open market purchases by the Company for the period of 09/01/01 to 11/30/01.
C.	An increase in Treasury shares of 19,500, which were returned to the treasury by directors and key personnel for options exercised during the period of 09/01/01 to 11/30/01. Treasury shares at 11/30/01 are 183,538.

	D.	55,000 shares were purchased by Directors and key employees through the 1998 Stock Option Plan during the period of 09/01/01 to 11/30/01.

ITEM 6	Exhibits and Reports on Form 8-K: None

Accountants' Review Report

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of November 30, 2001, and the related condensed consolidated statements of income and cash flows for the three and six months ended November 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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
January 7, 2002

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)
By	/s/Douglas P. Taylor	Date	January 14, 2002
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)
AND

By	/s/Kenneth G. Bernstein	Date	January 14, 2002
Kenneth G. Bernstein Treasurer (Principal Financial and Accounting Officer)