Form 10QSB
period 2002-02-28
TAYLOR DEVICES INC
filed 2002-04-10
CIK 96536

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarter ended February 28, 2002

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

Yes	X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at February 28, 2002
Common Stock (2-1/2 cents par value)	2,849,144

TAYLOR DEVICES, INC.

Index to Form 10-QSB

PART I	FINANCIAL INFORMATION	PAGE NO.

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of February 28, 2002, and May 31, 2001	3

		Condensed Consolidated Statements of Income for three months ended February 28, 2002 and February 28, 2001, and nine months ended February 28, 2002 and February 28, 2001	4

		Condensed Consolidated Statements of Cash Flows for nine months ended February 28, 2002 and February 28, 2001	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of the Financial Condition and Results of Operations	7

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	10
	Item 2.	Changes in Securities	10
	Item 3.	Defaults upon Senior Securities	10
	Item 4.	Submission of Matters to Vote of Security Holders	10
	Item 5.	Other Information	10
	Item 6.	Exhibits and Reports on Form 8-K	10

ACCOUNTANTS' REVIEW REPORT			11
SIGNATURES			12

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)

	February 28, 2002	May 31, 2001

Assets
Current assets:
Cash and cash equivalents	$ 287,223	$ 59,847
Short-term investments	260,222	251,764
Accounts receivable	2,688,923	3,196,831
Inventory	6,576,007	3,784,824
Costs and estimated earnings in excess of billings	4,847,276	3,096,325
Other current assets	388,658	541,186
Total current assets	15,048,309	10,930,777

Property and equipment, net	4,350,489	3,689,345

Investment in affiliate, at equity	368,505	335,585

Intangibles and other assets	366,455	377,291

	$20,133,758	$15,332,998

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current
portion of long-term debt	$ 4,724,678	$ 2,134,786
Payables - trade	1,640,298	1,525,432
Payables - affiliate	487,733	391,009
Billings in excess of costs and estimated earnings	1,541,865	1,340,412
Other current liabilities	1,471,956	1,041,917
Total current liabilities	9,866,530	6,433,556

Long-term liabilities	1,516,592	1,051,279

Minority stockholder's interest	358,346	346,233

Stockholders' Equity:
Common stock and additional paid-in capital	3,439,959	3,012,071
Retained earnings	5,723,674	4,883,104
	9,163,633	7,895,175
Treasury stock - at cost	(771,343)	(393,245)
Total stockholders' equity	8,392,290	7,501,930

	$20,133,758	$15,332,998

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended February 28,		For the nine months ended February 28,

	2002	2001	2002	2001

Sales, net	$4,140,156	$3,623,158	$11,771,094	$8,913,431

Cost of sales	2,435,261	2,232,580	6,758,428	5,392,265

Gross profit	1,704,895	1,390,578	5,012,666	3,521,166

Selling, general and administrative expenses	1,209,542	859,753	3,589,685	2,484,859

Operating income	495,353	530,825	1,422,981	1,036,307

Other expense, net	54,314	18,020	152,218	91,379

Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	441,039	512,805	1,270,763	944,928

Provision for income taxes	168,000	172,700	451,000	325,000

Income before equity in net income of affiliate
and minority stockholder's interest	273,039	340,105	819,763	619,928

Equity in net income of affiliate	9,305	8,666	32,920	14,527

Income before minority stockholder's interest	282,344	348,771	852,683	634,455

Minority stockholder's interest	(4,389)	(7,707)	(12,113)	(18,753)

Net income	$ 277,955	$ 341,064	$ 840,570	$ 615,702

Basic and diluted earnings per common share	$ 0.10	$ 0.12	$ 0.30	$ 0.22

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
For the nine months ended February 28,	2002	2001

Cash flows from operating activities:
Net income	$ 840,570	$ 615,702
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	307,861	209,493
Equity in net income of affiliate	(32,920)	(14,527)
Minority stockholder's interest	12,113	18,753
Changes in other current assets and current liabilities:
Accounts receivable	507,908	(137,027)
Inventory	(2,791,183)	(293,099)
Costs and estimated earnings in excess of billings	(1,750,951)	(110,126)
Other current assets	82,694	5,176
Payables - trade	114,866	(139,006)
Payables - affiliate	96,724	(42,735)
Billings in excess of costs and estimated earnings	201,453	(75,453)
Other current liabilities	430,039	(665,733)
Net cash flows for operating activities	(1,980,826)	(628,582)

Cash flows from investing activities:
Acquisition of property and equipment	(827,169)	(384,958)
Other investing activities	61,376	37,701
Net cash flows for investing activities	(765,793)	(347,257)

Cash flows from financing activities:
Net short-term borrowings	2,641,000	- 0 -
Payments on long-term debt	(279,319)	461,990
Proceeds from long-term debt	562,524	- 0 -
Proceeds from issuance of common stock	427,888	100,545
Acquisition of treasury stock	(378,098)	(84,699)
Net cash flows from financing activities	2,973,995	477,836

Net increase (decrease) in cash and cash equivalents	227,376	(498,003)

Cash and cash equivalents - beginning	59,847	552,804

Cash and cash equivalents - ending	$ 287,223	$ 54,801

See notes to condensed consolidated financial statements.

1569:
TAYLOR DEVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2002 and May 31, 2001 and the results of operations and cash flows for the three and nine months ended February 28, 2002 and 2001. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2001.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	For the nine month period ended February 28, 2002, the profit was divided by 2,849,144 shares, which is net of the Treasury shares, to calculate the earnings per share. For the nine month period ended February 28, 2001, the profit was divided by 2,782,661 shares to calculate the earnings per share, which is net of the Treasury shares.

4.	The results of operations for the nine month period ended February 28, 2002 are not necessarily indicative of the results to be expected for the full year.

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparison of the nine months ended February 28, 2002 and February 28, 2001

Increase (Decrease)
Net sales	2,857,663
Cost of sales	1,366,163
Selling, general and administrative expenses	1,104,826
Other expense, net	60,839
Income before taxes, equity in net income of affiliate and minority stockholder's interest	325,835
Provision for income taxes	126,000
Income before equity in net income of affiliate and minority stockholder's interest	199,835
Equity in net income of affiliates	18,393
Minority stockholder's interest	(6,640)
Net income	224,868

TAYLOR DEVICES, INC.

Management's Discussion (Continued)

The Company's net sales for the nine month y-t-d and three month periods achieved new record levels. Shipments were predominantly for seismic protection products for both domestic and foreign civil engineering and construction projects.

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 (all figures being compared are for nine months y-t-d FY2002 vs. nine months y-t-d FY2001)

Net Sales for the first nine months of Fiscal Year 2002 were a nine month year-to-date record high of $11,771,094, representing a 32.1% increase over the prior year's figure $8,913,431. This improvement was attributable primarily to higher progress billings against some of the large seismic products orders in the backlog. In the current period, Gross Margin was recorded at $5,012,666 and 42.6% of sales, compared to Gross Margin of $3,521,166 and 39.5% of sales for FY01. In both periods, the gross margin figure represents the composite of costs calculated for discrete OEM shipments, interim estimates for in-progress projects and final adjustments for completed projects. Much of the improvement in the gross margin performance can be attributed to an extended period of favorable labor and material handling overhead rates generated by the high level of activity being experienced by the Company.

Selling, General and Administrative Expenses were $3,589,685 and 30.5% of sales in the current period compared to $2,484,859 and 27.9% in the prior year. Of the approximately $1,105,000 increase in SG&A expense, approximately $900,000 was generated by sales/marketing related items such as commissions, royalties, advertising and consultant fees. Net Other Expense increased to $152,218 from $91,379 due primarily to the continued increased usage of the Line of Credit to fund certain larger projects which do not contain progress payment provisions.

Net Income improved to a record high $840,570 and $.30 earnings per share, a 36.5 % increase over last year's figure of $615,702 and $.22 earnings per share.

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 (all figures being compared are for three months ended 02/28/02 vs. the three months ended 02/28/01)

Net Sales in the current period reached a record-high $4,140,156, a 14.3% increase over the $3,623,158 figure recorded in the second quarter of last year. Gross Margin for the period was $1,704,895 and 41.2% of sales versus last year's figures of $1,390,578 and 38.4% of sales. As discussed in the year-to-date section above, the improvement in revenues and gross margin performance was generated primarily by increased progress billings against seismic product orders. The Company also continued to experience favorable overhead conditions in the third quarter.

SG&A expenses totaled $1,209,542 representing 29.2% of sales compared to $859,753 and 23.7% of sales for FY2001, with most of the change from period to period attributable, as discussed above, primarily to variable, sales/marketing related expenses such as commissions, royalties and consulting fees. Also impacting SG&A in the third quarter of FY02 were expenses incurred during the conversion of the Company's EDP system to a Windows platform. Net Other Expense for FY02 was $54,314 compared to $18,020 with the change generated primarily by the Line of Credit usage referenced above.

Net Income figures for the period were $277,955 and $.10 earnings per share compared to the results of $341,064 and $.12 per share for FY01.

The Company's Balance sheet continues to reflect the Company's commitment to preeminence in its portion of the seismic protection products market. During the course of FY2002 the Company has engaged in a simultaneous program towards completion of the existing seismic orders in the backlog (consisting primarily of custom items) and building a stock of components designed for use in a standardized series of seismic protection products. Procurement of components and services from outside sources reached a record level in the third quarter of FY02 and have generated higher figures in the Inventory and Accounts Payable categories. The combination of lower procurement levels in the fourth quarter and the likely initial shipments of some of the standardized components against existing orders should bring Inventory and A/P back closer to historically normal levels. .

The upgrade/expansion of the Company's physical plant, initiated in Fiscal Year 2001 is functionally complete. Equipment that will improve production efficiency has been received and should be ready in time to facilitate shipments prior to the end of FY02.

The product mix in the Company's backlog continues to shift towards seismic protection products. Although there has been a modest increase in activity for defense related items, there has also been lower activity in the Company's standard lines related to the steel industry. In addition, the Company's primary markets, civil engineering projects in California and the Pacific Rim nations, have been relatively quiet for the past few months due seemingly to economic conditions. The Company's sales staff is seeing signs of revival in these markets and is experiencing increased inquiry activity.

For the remainder of FY02 (and into FY03) the Company will be absorbing a significantly higher insurance expense due to the well-publicized reasons impacting all companies in general and our industry in particular. Fourth quarter shipments against the current backlog will likely produce a new record shipments figure for the Company. Based on the projected profitability of the quarter's shipments and continued efficient usage of the expanded facilities, Management believes that the full year financial results should continue to be favorable.

At this time Management does not anticipate that the Company will require any additional sources of outside funding to finance its operations or expansions.

TAYLOR DEVICES, INC.

Part II - Other Information

1892:

ITEM 1	Legal Proceedings: The Company is not currently engaged in any litigation.
ITEM 2	Changes in Securities: None
ITEM 3	Defaults Upon Senior Securities: None
ITEM 4	Submission of Matters to Vote of Securities Holders: None
ITEM 5	Other Information:
For the period 12/01/01 to 02/28/02, changes in the Company's outstanding shares are as follows:
	A.	An increase of 6,904 shares for purchases of Company stock by employees from the Employee's Stock Purchase Plan.
	B.	An increase in Treasury shares of 17,551, which were returned to the treasury by directors and key personnel for options exercised during the period of 12/01/01 to 02/28/02. Treasury shares at 02/28/02 are 201,089.
	C.	33,000 shares were purchased by directors and key employees through the 1998 Stock Option Plan during the period of 12/01/01 to 02/28/02.

ITEM 6	Exhibits and Reports on Form 8-K: None

Accountants' Review Report

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of February 28, 2002, and the related condensed consolidated statements of income and cash flows for the three and nine months ended February 28, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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
April 2, 2002

2025:

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2041:
TAYLOR DEVICES, INC.
(Registrant)

2048:
By	/s/Douglas P. Taylor	Date	April 10, 2002
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)
AND

2091:
By	/s/Kenneth G. Bernstein	Date	April 10, 2002
Kenneth G. Bernstein Treasurer (Principal Financial and Accounting Officer)