Form 10KSB
period 2002-05-31
TAYLOR DEVICES INC
filed 2002-08-28
CIK 96536

4:

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2002	Commission file number 0-3498

TAYLOR DEVICES, INC.

(Exact name of small business issuer as specified in its charter)

New York	16-0797789
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Taylor Drive, P.O. Box 748, N. Tonawanda, New York	14120-0748
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number	(716) 694-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Issuer's revenues for its most recent fiscal year are $15,985,945.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the issuer, computed by reference to the average of the bid and asked price on August 21, 2002 was $6,666,324. In addition to shares held by affiliates, this calculation also excludes shares of the issuer's common stock that are held by Schedule 13D filers.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 21, 2002
Common Stock, $.025 par value	2,874,616

TAYLOR DEVICES, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-KSB Reference

Proxy Statement	Part III, Items 9-12

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

Patents, Trademarks and Licenses

Under a License Agreement ("License Agreement") dated November 1, 1959, between the Company and Tayco Developments, Inc. ("Developments"), the Company was granted preferential rights to market, in the United States and Canada, all existing and future inventions and patents developed by Developments. The term of this License Agreement is the life of the last-to-expire patent on which the Company is paying royalties, which is the year 2020. During the life of the patent, the Company pays Developments a 5% royalty on sales of items sold and shipped. The Company incurred royalties charges from Developments of $206,007 and $193,506 in FY02 and FY01, respectively. Payments are required to be made quarterly without interest. Payments are current.

The License Agreement also provides for Developments to pay the Company 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement, as well as on apparatus and equipment subject to the License Agreement but modified by the Company, with rights to such modification having been assigned to Developments. No royalties were received in FY02. Royalties, if any, are paid quarterly.

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

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales. No extended payment terms are offered. During FY02, delivery time after receipt of orders averaged 12 to 14 weeks for the Company's standard products. Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects utilizing custom designed components of the Company.

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

Research and Development

The Company does not normally engage in any major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the government. See Item 1. Description of Business, "Patents, Trademarks and Licenses". The Company, however, engages in research testing of its products. For the fiscal years ended May 31, 2002 and May 31, 2001, the Company expended $415,800 and $332,774 respectively, on manufacturing research through Developments. The Company spent $389,607 and $335,609 on research and development in FY02 and FY01, respectively. For FY02 and FY01, defense sponsored research and development totaled $183,600 and $208,870, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2002, the Company had 99 full time employees, including 3 executive officers, and 7 part time employees. The Company has good relations with its employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's production facilities occupies approximately six acres on Tonawanda Island, New York and are comprised of four interconnected buildings and one adjacent building that is currently being expanded. The production facilities consist of a small parts plant (approximately 4,400 square feet), large parts plant with a recent expansion of 3,500 square feet (combined, approximately 13,500 square feet), and includes a facility of approximately 7,000 square feet constructed in 1995 (see below), a test facility, storage area, pump area and the Company's general offices. The adjacent building is a 17,000 square foot building and is a seismic assembly test facility. These facilities total more than 45,000 square feet. The Company has two separate remote test facilities used for shock testing. One facility is 800 square feet, and a newer, state-of-the-art test facility is 1,225 square feet. The small parts plant consists of a complete small machine shop and tool room that produces all of the Company's product items which are less than two inches in diameter. The large parts plant consists of a complete large machine shop and tool room. Both plants contain custom-built machinery for boring, deep-hole drilling and turning of parts.

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

Rental payments, equivalent to payments of principal and interest due, are made quarterly by the Company over the term of the Lease, and are sufficient to amortize the $1,250,000 tax-exempt industrial development revenue Series A Bonds (the "Bond") issued by the NCIDA. The payments reimburse HSBC Bank, N.A. ("HSBC"), as issuer of the five year direct-pay irrevocable letter of credit, which is drawn upon by Bankers Trust Company, as Trustee, for the benefit of the bondholders. The letter of credit was renewed by HSBC on January 3, 2000 for another five-year period. The Bond bears interest at the HSBC Adjustable Rate Service ("MMARS") rate, plus an incremental amount designated by HSBC Securities, Inc. (the "Remarketing Agent"). The MMARS rate reflects the current bid-side yield of the highest rate short-term, federally tax exempt obligations currently being traded, announced weekly by the Remarketing Agent, not to exceed 15% per annum, and is the minimum rate of interest necessary to enable the Remarketing Agent to remarket the Bond at par. Annual principal payments by the Company in June of each year range from $25,000 to $150,000, including a final principal payment of $45,000 upon maturity on June 1, 2009. The Bond may be redeemed in whole, or in part, on any quarterly interest payment date, without penalty or premium. The principal amount outstanding on the Bond as of May 31, 2002 is $315,000.

Rental payments are secured by the liens of the Master Indenture between the NCIDA and the Trustee, the Series Supplemental Indenture between the NCIDA and the Trustee, and the Series Mortgage from the NCIDA, the Company, and Tayco Realty Corporation, an affiliate of the Company, ("Tayco Realty"), to HSBC, as well as by other collateral security arrangements. When the Bond matures on June 1, 2009, the Company must purchase the Facility from the NCIDA for $1.00.

A renewal note dated June 1, 1998 due June 1, 2008 in the face amount of $174,778 is held by HSBC, secured by property located at 90 Taylor Drive, North Tonawanda, New York. The principal balance at May 31, 2002 is $108,334.

A mortgage note dated January 1998, due January 1, 2013 in the face amount of $400,000 is also held by HSBC on property located at 90 Taylor Drive, North Tonawanda, with an interest rate equal to the bank'sprime interest rate plus 1%. A monthly payment of $2,222.22 is due on the first of each month. The principal balance at May 31, 2002 is $286,667. All payments on the above obligations are current.

Except for the premises leased from the NCIDA, the Company leases portions of both the building and the property on which it is located from Tayco Realty. Pursuant to the Lease Agreement between the Company and Tayco Realty, rental payments from June 1, 2001 to May 31, 2002 totaled $159,600. The Lease Agreement, which contains standard terms and conditions, was renewed on November 1, 1995 for a term of ten years. Annual rentals are renegotiated by management of the two companies. The total rent paid by the Company is determined by a base rate, subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by the Company. The Company also pays for certain expenses incurred for the operation of the facilities. In addition, the Company leases a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet at $825 per month. The warehouse is located approximately one-half mile from the above-referenced production facilities and office space. In January 2000, the Company began leasing 4,450 sq. ft. in a warehouse located approximately 10 miles from the main production facilities. This warehouse is used to store completed units awaiting delivery instructions from customers. The total rental expense incurred by the Company for fiscal 2002 was $21,673.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The following tables provide information regarding the properties discussed in this Item 2. Description of Property.

TAYLOR DEVICES, INC. AND SUBSIDIARY

DISCLOSURE FOR REG. 228.012(c)FOR FILING 10-KSB

05/31/02

Reg. 228.102(c)-Real Estate
PROPERTY LOCATION	COST	ACCUM. DEPRECIATION 05/31/02 (BOOK)	NET BOOK VALUE 05/31/02
90 & 100 Taylor Drive
N. Tonawanda, NY 14120
(see below)
Land	$ 141,483	N/A	$ 141,483
Buildings	1,154,353	$ 640,574	513,779
Improvements	2,561,736	529,261	2,032,475
TOTAL	$3,857,572	$1,169,835	$2,687,737

PROPERTY LOCATION	COST	ACCUM. DEPRECIATION 05/31/02 (BOOK)	NET BOOK VALUE 05/31/02	PERCENTAGE OF TOTAL ASSETS
90 Taylor Drive
N. Tonawanda, NY 14120
Land	$ 107,363	N/A	$ 107,363
Building	428,506	$414,984	13,522
Building Improve-Realty	297,664	32,405	265,259
Building Improve-Devices	2,264,072	496,856	1,767,216
TOTAL	$3,097,605	$944,245	$2,153,360	10.4%

PROPERTY LOCATION	COST	ACCUM. DEPRECIATION 05/31/02 (BOOK)	NET BOOK VALUE 05/31/02	PERCENTAGE OF TOTAL ASSETS
100 Taylor Drive N. Tonawanda, NY 14120
Land	$ 34,120	N/A	$ 34,120
Building	725,847	$225,590	500,257
TOTAL	$ 759,967	$225,590	$ 534,377	2.6%

Taylor Devices, Inc. & Subsidiary Total Assets as of May 31, 2002	$20,616,721

Reg.228.102(c)(7)(vi)(A-D)

	FEDERAL	FEDERAL	FEDERAL	FEDERAL	NET TAX
	DEPREC.	LIFE	TAX	ACCUM.	BASIS
PROPERTY LOCATION	METHODS	CLAIM	COST	DEPREC.	05/31/02
90 & 100 Taylor Drive
N. Tonawanda, NY 14120
(see below)
	STR.
	LINE,
	ACRS,	15-40
Building	MACRS	Yrs.	$1,154,353	$ 686,354	$ 467,999

	STR.
	LINE,
Building	ACRS,	7-40
Improvements	MACRS	Yrs.	2,561,736	534,665	2,027,071
			$3,716,089	$1,221,019	$2,495,070
SUPPORTING SCHEDULE
Reg.228.102(c)(7)(vi)(A-D)

	FEDERAL	FEDERAL	FEDERAL	FEDERAL	NET TAX
	DEPREC.	LIFE	TAX	ACCUM.	BASIS
PROPERTY LOCATION	METHODS	CLAIM	COST	DEPREC.	05/31/02
90 Taylor Drive
N. Tonawanda, NY 14120
	STR.
	LINE,
	ACRS,	15-25
Building	MACRS	Yrs.	$ 428,506	$414,984	$13,522

	STR.
	LINE,
Building	ACRS,	7-39
Improve-Realty	MACRS	Yrs.	297,664	37,110	260,554

	STR.
	LINE,
Building	ACRS,	15-40
Improve-Devices	MACRS	Yrs.	2,264,072	497,555	1,766,517
TOTAL			$2,990,242	$949,649	$2,040,593

100 Taylor Drive
N. Tonawanda, NY
14120
	STR.
	LINE,
	ACRS,	19-40
Building	MACRS	Yrs.	$ 725,847	$271,370	$ 454,477

Reg. 228.102(c)(2)

Pursuant to the Lease Agreement dated July 1, 2000 between the Company and Developments, the Company leases approximately 800 square feet of office and research and development space to Developments at a base annual rental of $12,000. The rate of any rental increase may not exceed 10% annually and may be waived by both parties in writing. The lease automatically renews on each anniversary of its commencement date, unless either party gives three months' written notice to the other of termination. The lease provides that on April 1 of each year, management of both companies will review the agreement to determine possible increases for expenses due to increased taxes, maintenance costs, or for additional space utilized by Developments. In fiscal 2002, the Company received total rental payments of $12,000 from Developments.

ITEM 3. LEGAL PROCEEDINGS

None except for routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock trades on the Small Cap Market tier of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol TAYD. The high and low market prices noted below for the quarters of FY02 and FY01 are obtained from NASDAQ.

	Fiscal 2002		Fiscal 2001
	High	Low	High	Low

First Quarter	4.100	3.280	3.250	2.625

Second Quarter	6.770	3.700	3.188	2.563

Third Quarter	8.800	5.000	3.500	2.375

Fourth Quarter	6.900	4.440	3.750	2.625

Holders

As of August 21, 2002, the number of issued and outstanding shares of Common Stock was 2,874,616, and the approximate number of record holders of the Company's Common Stock was 1,047. Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

Dividends

No cash or stock dividends have been declared during the last two fiscal years. Except as described below, under the terms of the Company's credit arrangement with its major lender, the Company is prohibited from issuing cash dividends.

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

Other Information

On March 20, 2002, the Board of Directors approved the expenditure of $200,000 for the continued repurchase of Company stock in the open market in accordance with Rule 10b-18 of the Securities and Exchange Commission. In a Current Report on Form 8-K dated April 4, 2002, the Board of Directors of the Company announced that it will continue repurchases through April 1, 2003. The Company has purchased a total of 130,296 shares from January 12, 1999 through May 31, 2002 at an average price of $3.17 per share.

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2002.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
1994 Stock Option Plan 1998 Stock Option Plan 2001 Stock Option Plan 1999 Employee Stock Purchase Plan	30,776 62,000 8,000 -	$4.24 $3.72 $5.75 -	- 0 - - 0 - 127,000 15,761 (1)
Equity compensation plans not approved by security holders	none
Total	100,776		142,761

(1) As of May 31, 2002, 15,761 shares were available for issuance through an employee stock purchase plan. Eligible employees may purchase shares at fair market value through payroll deductions. The Company contributes a specified percentage of the employees' contribution based on the length of time the eligible employee has been an employee of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operations," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

In Fiscal Year 2002, the Company recorded record high sales for the ninth consecutive year. Income figures reflected the higher expense levels experienced in all the Company's functional areas.

Net Sales were $15,985,945 in Fiscal Year 2002, a 20.7% increase over net sales of $13,243,801 for Fiscal Year 2001. The $2,742,144 improvement was attributable to increased sales levels of seismic protection products and engineering services directed towards the aerospace/defense market. Sales of the Company's industrial/OEM products improved moderately from the previous year.

Cost of goods sold for FY02 increased to $11,061,218 and 69.2% of Net Sales, up from figures of $7,946,744 and 60.0% of Net Sales for FY01. Among the factors generating the increased expenses were the tripling of the Company's annual insurance charges and a substantial rise in the cost of the steels used by the Company and its vendors in parts fabrication. The greatly increased insurance charges were a well-publicized national occurrence affecting almost every enterprise in the country to some extent. The Company's participation in the construction industry places it in a category of firms impacted more than most by these increases. The steel cost increases were similarly well publicized after the government's implementation of revised tariff rates.

The Company's time frame between bidding on a project and booking revenue for that project can be two years or more on larger seismic projects. Much of the revenue for FY02, both physical shipments and progress billings, was related to orders bid two to three years ago. Although the Company's bidding process accommodates cost increases occurring between the bidding time frame and the delivery date, steel and insurance increases for FY02 exceeded reasonable expectations.

Increased expenses were also caused by concurrent delivery requirements for several of the larger seismic projects. During the year the Company identified and took steps to rectify production inefficiencies related to a manufacturing process and the acceptance testing process. New equipment to remedy these areas came fully on line in late FY02.

The migration of the Company's data base from its original DOS platform to a Windows platform, fully functional by the middle of the fourth quarter, allowed the compiling of inventory reports indicating increased expense levels in medium and long-term projects. With this upgraded EDP system, the Company can now obtain real-time data concerning the cost status of its progress-billed orders. These increased expense levels were confirmed during the year end audit and estimated profit levels were adjusted on most of the in-progress sales orders. Gross Margin for FY02 was $4,924,727 and 30.8% compared to $5,297,057 and 40.0% in FY01.

Selling, General and Administrative Costs for FY02 were $4,716,034 and 29.5% of Net Sales compared to $3,669,671 and 27.7% in FY01. In addition to the aforementioned increase in insurance expenses, the SG&A figure also reflects the impact of higher outside commission and consulting charges related primarily to sales and activities in foreign markets. SG&A for FY02 also absorbed the costs of the final implementation of the new EDP software.

Operating Income for FY02 , reflecting the increased sales revenue, manufacturing costs and SG&A costs was recorded at $208,693 compared to the result of $1,627,386 for FY01.

Other Income/Expense for FY02 was recorded as an income figure of $193,659 compared to an expense figure of $143,181 in the prior fiscal year. Interest expense increased to $284,535 in FY02, up from $164,826 for FY01 as the Company continued to fund the purchases required to fulfill several large state-funded orders which are statutorily awarded with no progress payment provisions. The Company's increased borrowings also helped fund the initial inventory build-up of standard seismic product components. The large increase in Miscellaneous Income in FY02 was derived from termination charges on a customer canceled sales order.

In FY02, the Company recorded income of $19,327 as the net of affiliate income and minority shareholder expense, compared to income of $16,176 from these same sources in FY01 as the operations of its affiliates remained stable from year to year.

Net Income for FY02 was posted at $332,779, 2.1 % of Net Sales and $.12 per share as compared to $1,042,881, 7.9% and $.37 per share in FY01.

Notable changes on the Balance Sheet include an increase in receivables (the net of trade A/R, Costs in Excess and Billings in Excess) of $2,199,465, an increase in Net Inventory of $1,633,976, higher Accrued Expenses of $718,902 and an additional $459,179 of Net Property and Equipment. The higher A/R was generated primarily by the previously referenced sales orders taken without progress payment provisions and to a lesser extent by contractual hold-backs on completed projects. The single largest element in the increased inventory figure is the build-up of standard seismic components. The Accrued Expenses change was driven primarily by sales related commissions and consulting fees that will become payable upon receipt of payment from the customers and to a lesser degree by amounts owed for financed insurance premiums. The Net Increase in Property and Equipment was attributable primarily to the acquisition of two pieces of turning equipment and the cost of assembling a second hydraulic test fixture.

The Company's Management is addressing the issues that arose in FY02 in a number of ways. Steps have been taken to upgrade the timeliness and effectiveness of cost estimation and cost tracking systems, particularly now that they can be implemented on the upgraded EDP system. General and Products Liability Insurance, which used to be treated as an "incidental" on bid proposals, is now a line item which the potential customer evaluates for its true importance. Furthermore, with the successful shipment of the first large standard seismic product shipments in FY02, at favorable prices, the sales/marketing staff is focusing its efforts on customer acceptance of these standard lines with their documented performance characteristics and reliable delivery schedules.

The Company currently has a firm sales backlog in excess of $10,000,000 and anticipates that sales in FY03 will be lower than the record level of FY02. Sales opportunities, both domestic and foreign, appear to picking up with respect to seismic protection projects. The Company anticipates that many orders placed in FY03 will not be billed until FY04. This market was relatively sluggish during much of FY02, the apparent result of slow economic conditions and residual effects of the September 2001 terrorist attacks. While an increased level of inquiry is welcome, the Company has begun to see the impact of unfavorable currency relationships and increasing foreign competition on many projects it has considered. The awarding of several medium to large size contracts currently under consideration will be, in large part, determinative of financial results in FY03 and FY04.

The aerospace/defense market is presenting a similar scenario. The Company stands to receive follow-up activity on the two large projects it completed in FY02, but the timing and extent of the potential orders remain uncertain at this time. The Company has been approached regarding two additional aerospace/defense contracts with substantial upside potential, but is currently awaiting further information. Orders and shipments of standard defense items in support of current military activities improved in FY02 and remain so currently.

Activity in the Industrial/OEM products area also picked up in FY02 and continues through the first quarter of FY03. Sales to the steel industry in particular have improved from their lower levels of FY01 and early FY02.

For FY03, Management will focus on stabilization and reduction of the Net Inventory figure and reduction of the A/R and Short-term loan balances. Based on the increased activity in all three of its markets, the initial success of its standard seismic products line and the movement towards resolution of production shortcomings identified in FY02, Management is cautiously optimistic that FY03 will bring increased sales, higher profits, and a larger backlog.

ITEM 7. FINANCIAL STATEMENTS

For information concerning this Item, see the Company's balance sheet and related financial statements at Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

PART III

The information required by Items 9, 10, 11 and 12 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on November 1, 2002, which information is hereby incorporated by reference into this Annual Report. The proxy materials, including the Proxy Statement, will be filed within 120 days after the Company's fiscal year end.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
(i)	Independent Auditor's Report
(ii)	Consolidated Balance Sheets May 31, 2002 and 2001
(iii)	Consolidated Statements of Income for the years ended May 31, 2002 and 2001
(iv)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2002 and 2001
(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2002 and 2001
(vi)	Notes to Consolidated Financial Statements May 31, 2002 and 2001

(a) EXHIBITS:

(3)	Articles of incorporation and by-laws
	(i)	Restated Certificate of Incorporation incorporated by reference to Exhibit (3)(I) of Annual Report on Form 10-K, dated August 24, 1983.
	(ii)	Amendment to Certificate of Incorporation incorporated by reference to Exhibit (3)(iv) to Form 8 [Amendment to Application or Report], dated September 24, 1993.
	(iii)	Amendment to Certificate of Incorporation creating Series A Junior Participating Preferred Stock, $.05 par value, incorporated as Exhibit (3)(i)(viii) to Quarterly Report on Form 10-QSB for the period ending November 30, 1998, dated January 12, 1999.
	(iv)	By-laws incorporated by reference to Exhibit (3)(ii) to Annual Report on Form 10-K, dated August 24, 1983.
	(v)	Amendment to Article I, Section 1 of By-laws (time of annual meeting), incorporated by reference to Current Report on Form 8-K, dated October 21, 1988.
	(vi)	Amendment to Article V, Section 1 of By-laws (indemnification), incorporated by reference to Exhibit (3)(i) to Quarterly Report on Form 10-QSB for the period ending February 28, 1998, dated April 10, 1998.
	(vii)	Amendment to Article I, adding Sections 11 through 13 of By-laws (advance notice) incorporated by reference to Exhibit (3)(ii) to Quarterly Report on Form 10-QSB for the period ending February 28, 1998, dated April 10, 1998.
	(viii)	Proxy Review Guidelines incorporated by reference to Exhibit (3)(ii) to Quarterly Report on Form 10-QSB for the period ending February 28, 1998, dated April 10, 1998.
	(ix)	Amendment to Article II, Sections 3 and 6 of By-laws (classified board of directors), incorporated by reference to Exhibit (3)(ii)(ix) to Quarterly Report on Form 10-QSB for the period ending November 30, 1998, dated January 12, 1999.

(4)	Instruments defining rights of security holders, including indentures
	(i)	Mortgage to Marine Midland Bank dated May 28, 1993 incorporated by reference to Exhibit (10)(vii) to Annual Report on Form 10-KSB, dated September 10, 1993.
	(ii)	Master Indenture between Niagara County Industrial Development Agency and Bankers Trust Company, as Trustee, dated as of November 1, 1994 ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit (4)(iv) to Annual Report on Form 10-KSB, dated August 21, 1995.
	(iii)	Series Supplemental Indenture between Niagara County Industrial Development Agency and Bankers Trust Company, as Trustee, ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit (4)(v) to Annual Report on Form 10-KSB, dated August 21, 1995.
	(iv)	Series Mortgage from Niagara County Industrial Development Agency, Tayco Realty, Inc. and registrant to Marine Midland Bank, as Letter of Credit Bank, dated as of November 1, 1994, incorporated by reference to Exhibit (4)(vi) to Annual Report on Form 10-KSB, dated August 21, 1995.
	(v)	Mortgage from Niagara County Industrial Development Agency, Tayco Realty, Inc. and registrant to Marine Midland Bank, dated January 3, 1998, incorporated by reference to Exhibit (4)(v) to Annual Report on Form 10-KSB, dated August 25, 1998.
	(vi)	Rights Agreement by and between registrant and Regan & Associates, Inc, dated as of October 5, 1998 and letter to shareholders (including Summary of Rights), dated October 5, 1998, attached as Exhibits 4 and 20, respectively to Registration Statement on Form 8-A 12G, filed with the Securities and Exchange Commission on October 6, 1998.

(10)	Material Contracts
	(i)	1994 Taylor Devices, Inc. Stock Option Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-88152, as filed with the Securities and Exchange Commission on December 30, 1994.
	(ii)	1998 Taylor Devices, Inc. Stock Option Plan attached as Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-6905, filed with the Securities and Exchange Commission on December 24, 1998.
	(iii)	2001 Taylor Devices, Inc. Stock Option Plan attached as Exhibit A to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 27, 2001.
	(iv)	License Agreement between the registrant and Tayco Developments, Inc., dated November 1, 1959, incorporated by reference to Exhibit (10)(i) to Annual Report on Form 10-K, dated August 27, 1982.
	(v)	The 1999 Taylor Devices, Inc. Employee Stock Purchase Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-89847, filed with the Securities and Exchange Commission on October 28, 1999.
(vi)	The 2002 Taylor Devices, Inc. Employee Stock Purchase Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-91232, filed with the Securities and Exchange Commission on June 26, 2002
(vii)	Loan Agreements between the registrant and Marine Midland Bank, dated December 2, 1992, incorporated by reference to Exhibit (10)(viii) to Annual Report on Form 10-K, dated September 10, 1993.
(viii)	Series Lease between Niagara County Industrial Development Agency and registrant, dated as of November 1, 1994 ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit (10)(ix) to the Annual Report on Form 10-KSB, dated August 21, 1995.
(ix)	Lease Agreement between registrant and Tayco Realty Corporation, dated November 1, 1995, incorporated by reference to Exhibit (10)(ix) to Annual Report on Form 10-KSB, dated August 22, 1996.
(x)	Form of Indemnity Agreement between registrant and certain officers and directors, incorporated by reference to Exhibit (10)(i) to Quarterly Report on Form 10-QSB for the period ending February 28, 1997, dated April 11, 1997.
(xi)	Lease Agreement dated July 1, 2000 between the Registrant and Tayco Developments, Inc., incorporated by reference to Exhibit (10)(xii) to Annual Report on Form 10-KSB, dated August 25, 2000.
(xii)	Employment Agreement dated as of December 1, 2000 between the Registrant and Douglas P. Taylor, incorporated by reference to Exhibit (10)(x) to Annual Report on Form 10-KSB, dated August 22, 2001.
(xiii)	Employment Agreement dated as of December 1, 2000 between the Registrant and Richard G. Hill, incorporated by reference to Exhibit (10)(xi) to Annual Report on Form 10-KSB, dated August 22, 2001.

(11)	Statement re computation of per share earnings

REG. 228.601(A)(11) STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

WEIGHTED AVERAGE OF COMMON STOCK/EQUIVALENTS O/S - F/Y/E 5/31/02

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING		2,826,935
COMMON SHARES ISSUABLE UNDER STOCK OPTION PLANS USING TREASURY STOCK METHOD		30,763
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING ASSUMING DILUTION		2,857,698

NET INCOME F/Y/E 5/31/02	(1)	$ 332,779
WEIGHTED AVERAGE COMMON STOCK	(2)	2,826,935
BASIC EARNINGS PER COMMON SHARE (1) DIVIDED BY (2)		$ .12

NET INCOME F/Y/E 5/31/02	(3)	332,779
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING ASSUMING DILUTION	(4)	2,857,698
DILUTED EARNINGS PER COMMON SHARE (3) DIVIDED BY (4)		$ ..12

WEIGHTED AVERAGE OF COMMON STOCK OUTSTANDING - F/Y/E 5/31/001

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING		2,783,567
COMMON SHARES ISSUABLE UNDER STOCK OPTION PLANS USING TREASURY STOCK METHOD		15,099
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING ASSUMING DILUTION		2,798,666

NET INCOME F/Y/E 5/31/01	(1)	$1,042,881
WEIGHTED AVERAGE COMMON STOCK	(2)	2,783,567
BASIC EARNINGS PER COMMON SHARE (1) DIVIDED BY (2)		$ 0.37
NET INCOME F/Y/E 5/31/01	(3)	$1,042,881
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING ASSUMING DILUTION	(4)	2,798,666
DILUTED EARNINGS PER COMMON SHARE (3) DIVIDED BY (4)		$ 0.37

	(21)	Subsidiaries of the registrant
		Tayco Realty Corporation is a New York corporation organized on September 8, 1977, 58% owned by the Company and 42% owned by Tayco Developments, Inc.

.	(23)	Report and Consent of Independent Certified Public Accountants

(99.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,18 U.S.C Section 1350.
(99.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,18 U.S.C Section 1350.

(b)	REPORTS ON FORM 8-K:
Current Report on Form 8-K, filed April 4, 2002, announced the Registrant's plan to continue to purchase Registrant's common stock from selling shareholders through open-market purchases.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Douglas P. Taylor	Date:	August 23, 2002
Douglas P. Taylor
President and Director
(Principal Executive Officer)

and

By:	/s/Kenneth G. Bernstein	Date:	August 23, 2002
Kenneth G. Bernstein
Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Joseph P. Gastel	By:	/s/Richard G. Hill
	Joseph P. Gastel, Director		Richard G. Hill, Director
	August 23, 2002		August 23, 2002

By:	/s/Donald B. Hofmar	By:	/s/Randall L. Clark
	Donald B. Hofmar, Director		Randall L. Clark, Director
	August 23, 2002		August 23, 2002

CONSENT OF INDEPENDENT AUDITORS

Board of Directors of Taylor Devices Inc.

We consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 0-3498) of Taylor Devices Inc. of our report dated August 16, 2002, included in the May 31, 2002 Annual Report of Stockholders of Taylor Devices, Inc.

/s/ Lumsden & McCormick, LLP

LUMSDEN & McCORMICK, LLP

Buffalo, New York

August 16, 2002

TAYLOR DEVICES INC.

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary as of May 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Lumsden & McCormick, LLP

Buffalo, New York

August 16, 2002

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2002	2001
Assets
Current assets:
Cash and cash equivalents	$ 224,110	$ 59,847
Short-term investments	261,455	251,764
Restricted funds held by Trustee (Note 7)	66,409	114,870
Accounts receivable, net of allowance for doubtful accounts of $131,000 and $97,000	2,895,588	3,196,831
Inventory (Note 2)	5,418,800	3,784,824
Prepaid expenses	214,873	81,616
Prepaid income taxes	243,933	-
Costs and estimated earnings in excess of billings (Note 3)	5,822,945	3,096,325
Deferred income taxes (Note 9)	554,700	344,700
Total current assets	15,702,813	10,930,777

Property and equipment, net (Note 4)	4,148,524	3,689,345

Investment in affiliate, at equity (Note 5)	381,624	335,585

Cash value of life insurance, net	280,164	259,247

Intangible assets	103,596	118,044

	$20,616,721	$ 15,332,998

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings (Note 6)	$ 4,848,000	$ 1,830,000
Current portion of long-term debt (Note 7)	257,737	304,786
Payables - trade	1,784,847	1,525,432
Payables - affiliate	540,134	391,009
Accrued expenses	1,700,999	982,097
Billings in excess of costs and estimated earnings (Note 3)	1,566,324	1,340,412
Accrued income taxes	-	59,820
Total current liabilities	10,698,041	6,433,556

Long-term debt (Note 7)	1,414,276	994,779

Deferred income taxes (Note 9)	180,700	56,500

Minority stockholder's interest	372,945	346,233

Stockholders' Equity:
Common stock, $.025 par value, authorized 8,000,000 shares,
issued 3,068,958 and 2,930,122 shares	76,724	73,253
Paid-in capital	3,468,158	2,938,818
Retained earnings	5,215,883	4,883,104
	8,760,765	7,895,175
Treasury stock - 207,401 and 138,038 shares at cost	(810,006)	(393,245)
Total stockholders' equity	7,950,759	7,501,930

	$20,616,721	$ 15,332,998

See accompanying notes.
TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2002	2001

Sales, net (Note 8)	$ 15,985,945	$13,243,801

Cost of goods sold	11,061,218	7,946,744

Gross profit	4,924,727	5,297,057

Selling, general and administrative expenses	4,716,034	3,669,671

Operating income	208,693	1,627,386

Other income (expense):
Rental income - affiliate (Note 11)	12,000	12,000
Interest, net	(284,535)	(164,826)
Miscellaneous	466,194	9,645
Total other income (expense)	193,659	(143,181)

Income before provision for income taxes, equity in
net income of affiliate and minority stockholder's interest	402,352	1,484,205

Provision for income taxes (Note 9)	88,900	457,500

Income before equity in net income of affiliate
and minority stockholder's interest	313,452	1,026,705

Equity in net income of affiliate (Note 5)	46,039	38,605

Income before minority stockholder's interest	359,491	1,065,310

Minority stockholder's interest	(26,712)	(22,429)

Net income	$ 332,779	$ 1,042,881

Basic and diluted earnings per common share (Note 10)	$ 0.12	$ 0.37

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
For the years ended May 31, 2002 and 2001

	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2000	$ 72,061	$2,800,465	$3,840,223	$ (298,437)

Net income for the year ended May 31, 2001	-	-	1,042,881	-

Common stock issued for employee stock purchase plan	1,192	138,353	-	-

Treasury stock acquired	-	-	-	(94,808)

Balance, May 31, 2001	73,253	2,938,818	4,883,104	(393,245)

Net income for the year ended May 31, 2002	-	-	332,779	-

Common stock issued for employee stock purchase plan (Note 13)	1,021	198,353	-	-

Common stock issued under stock option plans (Note 14)	2,450	330,987	-	-

Treasury stock acquired (Note 15)	-	-	-	(416,761)

Balance, May 31, 2002	$ 76,724	$ 3,468,158	$ 5,215,883	$ (810,006)

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years end May 31,	2002	2001

Cash flows from operating activities:
Net income	$ 332,779	$ 1,042,881
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	306,955	258,562
Gain on sale of equipment	-	(3,434)
Bad debts expense	67,269	8,312
Provision for inventory obsolescence	137,000	251,000
Equity in net income of affiliate	(46,039)	(38,605)
Deferred income taxes	(85,800)	(149,300)
Minority stockholder's interest	26,712	22,429
Interest income - funds held by trustee	(289)	(1,432)
Changes in other current assets and current liabilities:
Accounts receivable	233,974	(1,084,657)
Inventory	(1,770,976)	(936,364)
Prepaid expenses	(133,257)	(1,210)
Prepaid income taxes	(243,933)	-
Costs and estimated earnings in excess of billings	(2,726,620)	(1,542,016)
Payables - trade	259,415	836,524
Payables - affiliate	149,125	59,296
Accrued expenses	718,902	(217,155)
Billings in excess of costs and estimated earnings	225,912	1,090,714
Accrued income taxes	(59,820)	(104,115)
Net cash flows for operating activities	(2,608,691)	(508,570)

Cash flows from investing activities:
Increase in short-term investments	(9,691)	(13,233)
Net cash received from trustee	48,750	-
Proceeds from sale of property and equipment	-	3,434
Acquisition of property and equipment	(620,686)	(1,254,145)
Increase in cash value of life insurance	(20,917)	(26,115)
Net cash flows for investing activities	(602,544)	(1,290,059)

Cash flows from financing activities:
Net short-term borrowings	3,018,000	1,830,000
Payments on long-term debt	(321,076)	(330,534)
Proceeds from long-term debt	562,524	-
Proceeds from issuance of common stock
- employee stock purchase plan	199,374	139,545
- exercise of stock options	37,084	-
Acquisition of treasury stock	(120,408)	(94,808)
Net cash flows from financing activities	3,375,498	1,544,203

Net increase (decrease) in cash and cash equivalents	164,263	(254,426)

Cash and cash equivalents - beginning	59,847	314,273

Cash and cash equivalents - ending	$ 224,110	$ 59,847
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

Intangible Assets:

Intangible assets consist of financing costs associated with obtaining new financing and are capitalized and amortized over the repayment terms of the related debt obligations, and goodwill which represents the excess of the cost to obtain ownership interests in a merged subsidiary over its net assets at acquisition, and is amortized on a straight-line basis over 15 years.

In June 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142), was issued. SFAS 142 will require the Company to test Goodwill for impairment at least annually by comparing the fair values of the asset with its recorded amount. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The estimated impact of SFAS 142 on the Company's financial statements has not yet been determined.

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

Income Taxes:

The provision for income taxes provides for the tax effects of transactions reported in the financial statements regardless of when such taxes are payable. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax and financial statement basis of assets and liabilities. Deferred taxes are based on tax laws currently enacted with tax rates expected to be in effect when the taxes are actually paid or recovered.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

The 2001 financial statements have been reclassified to conform with the presentation adopted for 2002.

2. Inventory:
	2002	2001
Raw materials	$ 210,030	$ 432,958
Work-in-process	5,664,160	3,740,003
Finished goods	364,610	294,863
	6,238,800	4,467,824
Provision for obsolescence	(820,000)	(683,000)
	$5,418,800	$3,784,824

The Company's inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Therefore, management of the Company has recorded an allowance for potential inventory obsolescence of $820,000 and $683,000 at May 31, 2002 and 2001.

3. Costs and Estimated Earnings on Uncompleted Contracts:

	2002	2001
Costs incurred on uncompleted
Contracts	$6,997,900	$4,248,278
Estimated earnings	3,536,203	3,177,912
	10,534,103	7,426,190
Less billings to date	6,277,482	5,670,277
	$4,256,621	$1,755,913

Included in the accompanying balance sheets under the following captions:

	2002	2001
Costs and estimated earning in
excess of billings	$5,822,945	$3,096,325
Billings in excess of costs and
estimated earnings	(1,566,324)	(1,340,412)
	$4,256,621	$1,755,913

4. Property and Equipment:

	2002	2001
Land	$ 141,483	$ 141,483
Buildings and improvements	3,737,192	3,111,301
Machinery and equipment	3,825,474	3,232,364
Office furniture and equipment	467,132	467,132
Autos and trucks	76,081	76,081
Construction in progress	-	467,315
	8,247,362	7,495,676
Less accumulated depreciation	4,098,838	3,806,331
	$4,148,524	$3,689,345

Depreciation expense was $292,507 and $243,816 for the years ended May 31, 2002 and 2001.

The following is a summary of property and equipment included above which is held under capital leases:

	2002	2001
Buildings and improvements	$ 806,707	$ 806,707
Machinery and equipment	722,915	591,915
Office furniture and equipment	102,985	102,985
	1,632,607	1,501,607
Less accumulated amortization	687,876	610,925
	$ 944,731	$ 890,682

Minimum future lease payments under capital leases as of May 31, 2002 for each of the next five years and in the aggregate are included in long-term debt (see Note 7).

Amortization of property and equipment under the capital leases included in depreciation expense is $76,951 and $71,130 for the years ended May 31, 2002 and 2001.

5. Investment in Affiliate:

Investment in affiliate consists of the Company's 23% ownership interest in common shares of Developments acquired at a cost of $85,619, plus the Company's cumulative equity in the net income of Developments of $296,005 and $249,966 through the years ended May 31, 2002 and 2001. The quoted market value of the Company's common shares of Developments at May 31, 2002 and 2001 was $764,862 and $655,270.

The Company's share of the underlying book value of net assets of Developments at the date of original purchase exceeded the amount paid for these shares by $79,018. This excess ($58,605 at May 31, 2002) is being amortized to income on the straight-line method over 40 years and is recorded as an addition to equity in net income of the affiliate.

6. Short-Term Borrowings:

The Company has available a $7,500,000 bank demand line of credit with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25% or the bank's prime rate less ..25% for 2002 (prime for 2001). The line is secured by accounts receivable, equipment, inventory, and general intangibles. This line of credit is subject to the usual terms and conditions applied by the bank, and is subject to renewal annually. The amount outstanding under this line at May 31, 2002 was $4,848,000, of which $2,500,000 was payable at the 90 day LIBOR rate plus 2.25% (4.15% at May 31, 2002) and $2,348,000 payable at the bank's prime rate less .25% (4.5% at May 31, 2002). The amount outstanding at May 31, 2001 was $1,830,000.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis. Outstanding checks under this arrangement totaled $132,925 and $307,800 as of May 31, 2002 and 2001. These amounts are included in accounts payable.

7. Long-Term Debt:

	2002	2001
Bank term note, monthly payments of
$13,713 including interest at 7.19%,
secured by substantially all assets of
the Company, with the remaining
unpaid principal balance payable in
October 2008.	$ 843,823	$ -
Industrial Revenue Development
Bonds, annual principal payments
ranging from $45,000 to $150,000
through June 2009 plus interest at
variable rates based on the highest
rated short-term, federally tax
exempt obligations (1.5% at May
31, 2002).	315,000	465,000
Bank term note, monthly principal
payments of $8,512 plus interest at
the bank's prime rate plus 1%,
refinanced October 2001.	-	383,036
Bank mortgage note, monthly
principal payments of $1,444 plus
interest at the bank's prime rate
plus 1% (5.75% at May 31, 2002),
secured by related property, with
the remaining unpaid principal
balance payable in June 2008.	108,334	125,667
Bank mortgage, monthly principal
payments of $2,222 plus interest at
the bank's prime rate plus 1%
(5.75% at May 31, 2002), secured
by substantially all assets of the
Company, due February 2013.	286,667	313,333
Capital lease and other obligations
with varying maturities and interest
rates, secured by related assets.	118,189	12,529
	1,672,013	1,299,565
Less current portion	257,737	304,786
	$1,414,276	$ 994,779

In November 1994, the Company entered into a capital lease agreement with the Niagara County Industrial Development Agency (NCIDA) to finance certain construction costs for additions to its manufacturing/ testing facilities and for the acquisition of machinery and equipment. To finance the project, NCIDA authorized the sale of its Industrial Revenue Development Bonds, in the aggregate principal amount of $1,250,000, under a trust indenture with a bank as trustee. The capital lease obligation is secured by a first mortgage on real estate, project machinery and equipment, and guaranteed by an irrevocable bank letter of credit in the amount of $315,000 as of May 31, 2002.

As of May 31, 2002, $66,409 of funds were held by a trustee, representing an interest-bearing tax-free money fund restricted for principal reduction payments of the Industrial Revenue Development Bond during fiscal year ending May 31, 2002.

The term note and mortgage note are subject to certain restrictive covenants relating to net working capital, tangible net worth and capital expenditures. As of May 31, 2002 the Company was in compliance with all such covenants.

The aggregate maturities of long-term debt subsequent to May 31, 2002 are:

2003	$ 257,737
2004	205,754
2005	219,912
2006	230,966
2007	242,857
Thereafter	514,787
$1,672,013

8. Sales:

Net sales consist of the following industry categories:

	2002	2001
Commercial and other industries	$12,163,224	$ 7,357,553
Aerospace and defense industries	3,407,563	5,371,714
Government agencies	415,158	514,534
	$15,985,945	$13,243,801

Sales to commercial industries include sales to two customers totaling $3,508,840 for the year ended May 31, 2002.

Sales to aerospace and defense industries include sales to two customers totaling $3,739,178 for the year ended May 31, 2001.

9. Income Taxes:

	2002	2001
Current tax provision:
Federal	$165,800	$566,800
State	8,900	40,000
	174,700	606,800
Deferred tax position:
Federal	(77,500)	(134,900)
State	(8,300)	(14,400)
	(85,800)	(149,300)
	$ 88,900	$457,500

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2002	2001
Computed tax provision at the
expected statutory rate	$152,500	$510,100
Effect of graduated Federal rates on
subsidiary income	(11,100)	(6,300)
State income tax - net of Federal
tax benefit	300	16,900
Tax effect of permanent differences:
Equity in net income of affiliate	(15,700)	(13,100)
Non-qualified stock option
Compensation	(20,400)	-
Other permanent differences	(3,100)	(3,500)
Other	(13,600)	(46,600)
	$ 88,900	$457,500

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2002	2001
Deferred tax assets:
Allowance for doubtful	$ 47,600	$ 35,400
receivables
Tax inventory adjustment	59,300	14,100
Allowance for obsolete inventory	297,700	254,200
Accrued vacation	33,700	22,900
Warranty reserve	29,000	18,100
Accrued losses on long-term
contracts	87,400	-
	554,700	344,700
Deferred tax liabilities
Excess tax depreciation	(180,700)	(56,500)
Net deferred tax assets	$ 374,000	$288,200

Income on undistributed earnings from affiliates and subsidiary are considered to be permanently reinvested, and therefore no provision for deferred income taxes has been recorded.

The Company and its subsidiary file separate Federal and State income tax returns. As of May 31, 2002, the Company had State investment tax credit carryforwards of approximately $105,000 expiring through May 2012.

10. Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2002	2001
Average common shares
outstanding	2,826,935	2,783,567
Common shares issuable under
stock option plans	30,763	15,099
Average common shares
outstanding assuming dilution	2,857,698	2,798,666

11. Related Party Transactions:

Included in cost of goods sold are research and development expenses charged by Developments for services performed by its research engineers in the amount of $415,800 and $332,774 for the years ended May 31, 2002 and 2001.

Included in selling, general and administrative expenses is royalty expense charged by Developments for the use of patents in the Company's manufacturing operations in the amount of $206,007 and $193,506 for the years ended May 31, 2002 and 2001.

The Company leases certain office and laboratory facilities to Developments for a current annual rental of $12,000.

12. Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series. The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

13. Employee Stock Purchase Plan:

The Company has reserved 135,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan. Participation in the employee stock purchase plan is voluntary for all employees of the Company. Purchase of common shares can be made by employee contributions through payroll deductions with a matching contribution by the Company of a specified percentage of the employees' contributions based on length of employment with the Company. At the end of each calendar quarter, the employer/employee contributions will be applied to the purchase of common shares at fair market value which are then held in the name of the Company as custodian for the employees' shares. These shares are distributed to the employees at the end of each calendar year or upon withdrawal from the plan. During the years ended May 31, 2002 and 2001, 40,836 ($3.42 to $7.48 price per share) and 47,692 ($2.75 to $3.13 price per share) common shares, respectively, were issued to employees. As of May 31, 2002, 15,761 shares were reserved for further issue. The amount of Company matching expense was $61,328 and $44,706 for the years ended May 31, 2002 and 2001.

In June 2002, the Company reserved an additional 135,000 shares of common stock for issuance pursuant to this plan.

14. Stock Option Plans:

In 2001, the Company adopted both a nonqualified and incentive stock option plan. The incentive stock option plan qualifies for preferential treatment under the Internal Revenue Code. Under these plans, 135,000 shares of common stock have been reserved for grant to key employees and directors of the Company. Under both plans the option price may not be less than the fair market value of the stock at the time the options are granted. Options expire ten years from the date of grant. Options granted under the Company's previous nonqualified and incentive stock option plans expire five to ten years from the date of grant and are exercisable over the period stated in each option.

The Company applies APB Opinion 25 Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans. Since the option price is the fair market value per share on the date the option is granted, no compensation cost has been recognized for its stock option plans.

The Company has adopted the disclosure method of SFAS No. 123 Accounting for Stock-Based Compensation. Using the Black-Scholes option valuation model, the estimated fair value of each option granted under the plan was $4.92 and $3.20 during 2002 and $2.85 and $2.41 during 2001. Principal assumptions used in applying the Black-Scholes model to options at date of grant were as follows:

	2002	2001
Risk-free interest rate	5.06% and 5.36%	5.51% and 5.67%
Expected life in years	10	10
Expected volatility	.83	.88
Expected dividend yield	0%	0%

Had compensation cost for the Company's stock options plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

	2002	2001
Net income:
As reported	$332,779	$1,042,881
Pro forma	$227,941	$ 982,153
Basic and diluted earnings per
common share:
As reported	$.12	$.37
Pro forma	$.08	$.35

The following is a summary of stock option activity:

	2002	2001
Outstanding, beginning of year	165,776	150,776
Options granted	38,000	35,000
Options exercised	(98,000)	-
Options expired	(5,000)	(20,000)
Outstanding, end of year (at
prices ranging from $2.06 to
$5.75 per share)	100,776	165,776

During the year ended May 31, 2002, option holders exercised 98,000 options ranging from $2.06 to $5.56 per share and received 98,000 shares of the Company's common stock.

The following table summarizes information about stock options outstanding at May 31, 2002:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price

$2.00-$3.00	23,000	7.5	$2.42
$3.01-$4.00	46,776	8.6	$3.40
$4.01-$5.00	15,000	0.9	$4.28
$5.01-$6.00	16,000	8.0	$5.68
$2.00-$6.00	100,776	7.1	$3.67

The following table summarizes information about stock options outstanding at May 31, 2001:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price

$2.00-$3.00	70,000	8.4	$2.46
$3.01-$4.00	38,776	7.4	$3.26
$4.01-$5.00	25,000	1.9	$4.28
$5.01-$6.00	32,000	0.9	$5.27
$2.00-$6.00	165,776	5.8	$3.46

15. Treasury Stock:

The Company purchased 69,363 shares of its common stock for a total of $416,761 (ranging from $3.43 to $7.95 per share) during the year ended May 31, 2002.

The Company purchased 30,873 shares of its common stock for a total of $94,808 (ranging from $2.81 to $3.60 per share) during the year ended May 31, 2001.

16. Retirement Plan:

The Company maintains a retirement plan for essentially all full-time employees pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 10% of employee voluntary salary deferrals up to a maximum of 1% of each participant's eligible compensation. The Company may also make discretionary contributions as determined annually by the Company's Board of Directors. The amount expensed under the plan was $13,637 and $17,885 for the years ended May 31, 2002 and 2001.

17. Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, restricted funds held by trustee, accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate fair value because of the short maturity of these instruments.

The carrying amount of long-term debt approximates fair value because the interest rates on these instruments fluctuate with market interest rates or the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities.

18. Cash Flows Information:

	2002	2001
Cash paid during the year for:
Interest	$286,412	$184,372

Income Taxes	$478,453	$710,915

Noncash financing activities excluded from the 2002 statement of cash flows include equipment acquired under capital lease obligations of $131,000, the refinancing of long-term debt of approximately $341,000, and the purchase of 43,363 treasury shares and the issuance of 83,000 shares of common stock under the exercise of stock options.

19. Significant Adjustments:

During the fourth quarter of fiscal year 2002, the Company recorded adjustments in the amount of approximately $675,000 relating to previously reported quarterly results to reduce inventory and increase cost of goods sold. In addition, sales and "costs and estimated earnings in excess of billings", previously reported, were increased by a like amount.