Form 10QSB
period 2002-08-31
TAYLOR DEVICES INC
filed 2002-10-15
CIK 96536

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarter ended August 31, 2002

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

Yes	X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at August 31, 2002
Common Stock (2-1/2 cents par value)	2,874,616

TAYLOR DEVICES, INC.

Index to Form 10-QSB

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)

	August 31, 2002	May 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 129,352	$ 224,110
Accounts receivable	3,160,337	2,895,588
Inventory	5,267,805	5,418,800
Costs and estimated earnings in excess of billings	5,758,764	5,822,945
Other current assets	1,065,793	1,341,370
Total current assets	15,382,051	15,702,813

Property and equipment, net	4,094,505	4,148,524

Investment in affiliate, at equity	388,585	381,624

Intangibles and other assets	381,660	383,760

	$20,246,801	$20,616,721

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt
	$ 5,392,737	$ 5,105,737
Payables - trade	1,494,454	1,784,847
Payables - affiliate	550,172	540,134
Billings in excess of costs and estimated earnings	756,135	1,566,324
Other current liabilities	1,782,076	1,700,999
Total current liabilities	9,975,574	10,698,041

Long-term liabilities	1,527,884	1,594,976

Minority stockholder's interest	378,132	372,945

Stockholders' Equity:
Common stock and additional paid-in capital	3,596,948	3,544,882
Retained earnings	5,578,269	5,215,883
	9,175,217	8,760,765
Treasury stock - at cost	(810,006)	(810,006)
Total stockholders' equity	8,365,211	7,950,759

	$20,246,801	$20,616,721

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)

For the three months ended August 31,	2002	2001

Sales, net	$4,021,331	$3,940,063

Cost of goods sold	2,214,820	2,245,963

Gross profit	1,806,511	1,694,100

Selling, general and administrative expenses	1,166,154	1,055,332

Operating income	640,537	638,768

Other expense, net	75,745	47,575

Income before provision for income taxes, equity in
net income of affiliate and minority stockholder's interest	564,612	591,193

Provision for income taxes	204,000	205,600

Income before equity in net income of affiliate
and minority stockholder's interest	360,612	385,593

Equity in net income of affiliate	6,961	9,890

Income before minority stockholder's interest	367,573	395,483

Minority stockholder's interest	(5,187)	(4,553)

Net income	$ 362,386	$ 390,930

Basic and diluted earnings per common share	$ 0.13	$ 0.14

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows	(Unaudited)

For the three months ended August 31,	2002	2001

Cash flows from operating activities:
Net income	$ 362,386	$ 390,930
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	82,200	73,693
Equity in net income of affiliate	(6,961)	(9,890)
Minority stockholder's interest	5,187	4,553
Changes in other current assets and current liabilities:
Accounts receivable	(264,749)	(288,022)
Inventory	150,995	(816,581)
Costs and estimated earnings in excess of billings	64,181	(1,672,686)
Other current assets	211,827	29,410
Payables - trade	(290,393)	(627,975)
Payables - affiliate	10,038	26,561
Billings in excess of costs and estimated earnings	(810,189)	998,730
Other current liabilities	81,077	294,149
Net cash flows for operating activities	(404,401)	(1,597,128)

Cash flows from investing activities:
Acquisition of property and equipment	(26,081)	(455,488)
Other investing activities	63,750	112,445
Net cash flows from (for) investing activities	37,669	(343,043)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt
	219,908	2,033,686
Proceeds from issuance of common stock	52,066	47,559
Acquisition of treasury stock	-0-	(2,925)
Net cash flows from financing activities	271,974	2,078,320

Net increase (decrease) in cash and cash equivalents	(94,758)	138,149

Cash and cash equivalents - beginning	224,110	59,847

Cash and cash equivalents - ending	$ 129,352	$ 197,996

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2002 and May 31, 2002 and the results of operations and cash flows for the three months ended August 31, 2002 and 2001. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2002.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	For the three month period ended August 31, 2002, the profit was divided by 2,874,616, which is net of the Treasury shares, to calculate the earnings per share. For the three month period ended August 31, 2001, the profit was divided by 2,805,140 to calculate the earnings per share, which is net of the Treasury shares.

4.	The results of operations for the three month period ended August 31, 2002 are not necessarily indicative of the results to be expected for the full year.

TAYLOR DEVICES, INC.

Management's Discussion and Analysis of the Financial Condition and Results of Operations

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 2, "Management's Discussion and Analysis or Plan of Operations," and elsewhere in this 10-QSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparison of the three months ended August 31, 2002 and 2001
Increase (Decrease)
Sales, net	81,268
Cost of goods sold	(31,143)
Selling, general and administrative expenses	110,822
Other expense, net	28,170
Income before provision for income taxes, equity in
net income of affiliate and minority stockholder's interest	(26,581)
Provision for income taxes	(1,600)
Income before equity in net income of affiliate
and minority stockholder's interest	(24,981)
Equity in net income of affiliate	(2,929)
Minority stockholder's interest	634
Net income	(28,544)

TAYLOR DEVICES, INC.

Management's Discussion (Continued)

For the three months ended August 31, 2002 (All figures being compared are for the three months ended August 31, 2002 vs. the three months ended August 31, 2001).

At August 31, 2002, the Company's Revenues and Operating Income achieved record levels for a first quarter. Net Income was $362,386, reflecting the increasing costs of meeting the regulatory and insurance requirements required of the Company.

Revenues for the first quarter of 2003 were $4,021,331, up 2.1% from $3,940,063 for FY02. In both years most of the revenue was generated by shipments of seismic and defense/aerospace orders. In FY03, Gross Margin was $1,806,511 and 44.9% compared to $1,694,100 and 43.0% in FY02. Gross Margin for FY03 benefited from the final shipment or near close-out of several large orders that had been taken into revenue on a progress bill and estimated cost basis. The final close-out costs or revised estimates for these orders was more favorable than had been anticipated at 5/31/02.

Selling, General and Administrative expenses were $1,166,154 and 29.0% of revenues compared to the figures of $1,055,332 and 26.8% of revenues for FY02. SG&A expenses were impacted by higher legal and accounting costs attributable to the increased SEC requirements, higher insurance expenses compared to the previous year and higher Commission/Consulting Expenses related primarily to foreign sales and marketing efforts.

Operating Income for FY03 was $640,357 and 15.9% of revenues compared to $638,768 and 16.2% in FY02 as improved profitability essentially offset the increased SG&A expenses experienced year to date in FY03.

Other Expenses were recorded at $75,745 compared to $47,575 in FY02, as Interest Expense increased by approximately $9,000 and Miscellaneous Income was reduced by approximately $19,000. The Company continues to experience the generally low interest rates that are prevalent today.

Reported Net Income for the first quarter of FY03 was $362,386 and 9.0% of revenues compared to $390,930 and 9.9% in FY02 due primarily to the increased SG&A expenses discussed above.

The Company's Balance Sheet continues to be impacted by several large seismic products orders deliverable to state transportation departments. These orders contained no progress payment provisions and the Costs in Excess of Billings and Short-Term Borrowings accounts reflect those payment terms. At 8/31/02, these orders were nearing completion. All significant outside purchases had been made and prototype units were being prepared for shipment and outside testing. Upon approval of the prototype units, final assembly can begin and completed units can be shipped as they are finalized. These contracts do contain provisions for payment upon partial deliveries and the Company anticipates improved cash flow and lowered receivable and borrowing balances, which will possibly be evident as soon as the latter part of the second quarter.

The Company's backlog at the end of the first quarter of fiscal year 2003 stood at approximately $10.2 million. Total revenues for the second quarter may be dependent on the final approval of designs of Company products by certain customers allowing the Company to procure outside services and begin internal operations within the second quarter. At this time, it appears that revenues for the second quarter of fiscal year 2003 will not achieve the levels of the first quarter of FY03 nor those of the second quarter of FY02.

For the full fiscal year, Management remains optimistic concerning its results. The Company is currently pursuing multiple opportunities in moderate to large seismic and aerospace/defense orders. Increasing activity within the seismic market is being directed towards the Company standard lines, which offers the two-fold benefit of reduced production times and established production cost history. Receipt of orders with relatively short delivery schedules and for standard products will allow the Company to approach the revenue figures of FY02 and improve the net income figure.

Recent conversations with the Company's Bank have focused on the use of dedicated lines of credit to finance any future orders taken with no progress payment provisions. This may be officially implemented at the standard renewal date in February 2003 if not before. At this time, the Company does not anticipate that it will need to seek any additional sources of outside funding to finance its operations or acquisitions.

TAYLOR DEVICES, INC.

Part II - Other Information

PART II -	OTHER INFORMATION

	ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.
	ITEM 2	Changes in Securities: None
	ITEM 3	Defaults Upon Senior Securities: None
	ITEM 4	Submission of Matters to Vote of Securities Holders: None
	ITEM 5	Other Information:
For the period 6/1/02 to 8/31/02, changes in the Company's outstanding shares are as follows:
	A.	An increase of 13,059 shares for purchase of Company stock by employees from the 1999 Taylor Devices, Inc. Employee Stock Purchase Plan.
	B.	There have been no adjustments to the Company's Treasury shares during the period of 6/01/02 to 8/31/02. Treasury shares at 8/31/02 are 207,401.

	ITEM 6	Exhibits and Reports on Form 8-K: None

Accountants' Review Report

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of August 31, 2002, and the related condensed consolidated statements of income and cash flows for the three months ended August 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of May 31, 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 16, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
October 9, 2002

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By	/s/Douglas P. Taylor	Date:	October 15, 2002
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)
AND

By	/s/Kenneth G. Bernstein	Date:	October 15, 2002
Kenneth G. Bernstein Treasurer (Principal Financial and Accounting Officer)

TAYLOR DEVICES, INC.

Certifications

STATEMENT FURNISHED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002, 15 U.S.C. SECTION 78f

In connection with the filing by Taylor Devices, Inc. (the "Company") of the Company's quarterly report on Form 10-QSB for the period ended August 31, 2002 (the "Report"), Douglas P. Taylor, President and Chief Executive Officer of the Company (a "Signing Officer"), hereby certifies that:

        A) The Signing Officer has reviewed the Report;

        B) Based on the Signing Officer's knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

        C) Based on the Signing Officer's knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of and for the periods presented in the Report;

        D) The Signing Officers:

                1) are responsible for establishing and maintaining internal controls;

                2) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to the Signing Officers by others within those entities, particularly during the period in which the periodic reports are being prepared;

                3) have evaluated the effectiveness of the internal controls as of a date within 90 days prior to the report; and

                4) have presented in the Report their conclusions about the effectiveness of their internal control based on their evaluation as of that date;

        E) The Signing Officers have disclosed to the Company's auditors and the audit committee of the board of directors the Company:

                1) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

                2) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        F) The Signing Officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 78f. [It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934.]

Date: October 15, 2002	By:	/s/ Douglas P. Taylor
Douglas P. Taylor President and Chief Executive Officer

TAYLOR DEVICES, INC.

Certifications (Continued))

STATEMENT FURNISHED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002, 15 U.S.C. SECTION 78f

In connection with the filing by Taylor Devices, Inc. (the "Company") of the Company's quarterly report on Form 10-QSB for the period ended August 31, 2002 (the "Report"), Kenneth G. Bernstein, Treasurer and Chief Financial Officer of the Company (a "Signing Officer"), hereby certifies that:

        A) The Signing Officer has reviewed the Report;

        B) Based on the Signing Officer's knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

        C) Based on the Signing Officer's knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of and for the periods presented in the Report;

        D) The Signing Officers:

                1) are responsible for establishing and maintaining internal controls;

                2) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to the Signing Officers by others within those entities, particularly during the period in which the periodic reports are being prepared;

                3) have evaluated the effectiveness of the internal controls as of a date within 90 days prior to the report; and

                4) have presented in the Report their conclusions about the effectiveness of their internal control based on their evaluation as of that date;

        E) The Signing Officers have disclosed to the Company's auditors and the audit committee of the board of directors the Company:

                1) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

                2) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        F) The Signing Officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 78f. [It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934.]

Date: October 15, 2002	By:	/s/ Kenneth G. Bernstein
Kenneth G. Bernstein Treasurer and Chief Financial Officer

TAYLOR DEVICES, INC.

Certifications (Continued))

PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

In connection with the quarterly report of Taylor Devices, Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2002 to be filed with Securities and Exchange Commission on or about the date hereof (the "Report"), I, Douglas P. Taylor, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934.

2306:
Date: October 15, 2002	By:	/s/ Douglas P. Taylor
Douglas P. Taylor,
Chief Executive Officer

TAYLOR DEVICES, INC.

Certifications (Continued))

PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

In connection with the quarterly report of Taylor Devices, Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2002 to be filed with Securities and Exchange Commission on or about the date hereof (the "Report"), I, Kenneth G. Bernstein, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934.

2361:
Date: October 15, 2002	By:	/s/ Kenneth G. Bernstein
Kenneth G. Bernstein,
Chief Financial Officer