Form 10QSB
period 2002-11-30
TAYLOR DEVICES INC
filed 2003-01-14
CIK 96536

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended November 30, 2002

Commission File Number 0-3498

TAYLOR DEVICES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK	16-0797789
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

90 TAYLOR DRIVE, NORTH TONAWANDA, NEW YORK	14120-0748
Address of principal executive offices	Zip Code

56:
Registrant's Telephone Number, Including Area Code -- 716-694-0800

Indicate by check mark whether the registrant (1) has filed all annual, quarterly, and other reports required to be filed with all the Commission and (2) has been subject to the filing requirements for at least the past 90 days.

Yes	X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at November 30, 2002
Common Stock (2-1/2 cents par value)	2,883,998

TAYLOR DEVICES, INC.

Index to Form 10-QSB

TAYLOR DEVICES, INC. AND SUBSIDIARY

Part I - Item 1. Financial Statements

Condensed Consolidated Balance Sheets	(Unaudited)

	November 30, 2002	May 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 257,679	$ 224,110
Accounts receivable	2,768,419	2,895,588
Inventory	5,626,643	5,418,800
Costs and estimated earnings in excess of billings	5,965,195	5,822,945
Other current assets	961,504	1,341,370
Total current assets	15,579,440	15,702,813

Property and equipment, net	4,031,894	4,148,524

Investment in affiliate, at equity	393,274	381,624

Intangibles and other assets	376,536	383,760

	$20,381,144	$20,616,721

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt
	$ 5,556,737	$ 5,105,737
Payables - trade	1,230,309	1,784,847
Payables - affiliate	511,901	540,134
Billings in excess of costs and estimated earnings	535,290	1,566,324
Other current liabilities	2,060,195	1,700,999
Total current liabilities	9,894,432	10,698,041

Long-term liabilities	1,494,141	1,594,976

Minority stockholder's interest	383,319	372,945

Stockholders' Equity:
Common stock and additional paid-in capital	3,647,300	3,544,882
Retained earnings	5,803,377	5,215,883
	9,450,677	8,760,765
Treasury stock - at cost	(841,425)	(810,006)
Total stockholders' equity	8,609,252	7,950,759

	$20,381,144	$20,616,721

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2002	2001	2002	2001

Sales, net	$3,040,983	$3,690,875	$7,062,314	$7,630,938

Cost of goods sold	1,638,321	2,077,204	3,853,141	4,323,167

Gross profit	1,402,662	1,613,671	3,209,173	3,307,771

Selling, general and administrative expenses	975,967	1,324,811	2,142,121	2,380,143

Operating income	426,695	288,860	1,067,052	927,628

Other expense, net	69,089	50,329	144,834	97,904

Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	357,606	238,531	922,218	829,724

Provision for income taxes	132,000	77,400	336,000	283,000

Income before equity in net income of affiliate
and minority stockholder's interest	225,606	161,131	586,218	546,724

Equity in net income of affiliate	4,689	13,725	11,650	23,615

Income before minority stockholder's interest	230,295	174,856	597,868	570,339

Minority stockholder's interest	(5,187)	(3,171)	(10,374)	(7,724)

Net income	$ 225,108	$ 171,685	$ 587,494	$ 562,615

Basic and diluted earnings per common share	$ 0.08	$ 0.06	$ 0.20	$ 0.20

See notes to condensed consolidated financial statements.

1160:
TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows	(Unaudited)

For the six months ended November 30,	2002	2001

Cash flows from operating activities:
Net income	$ 587,494	$ 562,615
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	167,424	137,522
Equity in net income of affiliate	(11,650)	(23,615)
Minority stockholder's interest	10,374	7,724
Changes in other current assets and current liabilities:
Accounts receivable	127,169	580,449
Inventory	(207,843)	(1,970,768)
Costs and estimated earnings in excess of billings	(142,250)	(1,808,586)
Other current assets	324,833	68,643
Payables - trade	(554,538)	(388,032)
Payables - affiliate	(28,233)	59,139
Billings in excess of costs and estimated earnings	(1,031,034)	961,301
Other current liabilities	359,196	271,441
Net cash flows for operating activities	(399,058)	(1,542,167)

Cash flows from investing activities:
Acquisition of property and equipment	(43,570)	(510,340)
Other investing activities	55,033	91,195
Net cash flows from (for) investing activities	11,463	(419,145)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt
	350,165	1,693,769
Proceeds from long-term debt	-0-	506,294
Proceeds from issuance of common stock	102,418	236,621
Acquisition of treasury stock	(31,419)	(238,473)
Net cash flows from financing activities	421,164	2,198,211

Net increase in cash and cash equivalents	33,569	236,899

Cash and cash equivalents - beginning	224,110	59,847

Cash and cash equivalents - ending	$ 257,679	$ 296,746

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2002 and May 31, 2002 and the results of operations and cash flows for the three and six months ended November 30, 2002 and 2001. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2002.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	For the three and six month period ended November 30, 2002, the profit was divided by 2,883,998, which is net of the Treasury shares, to calculate the earnings per share. For the three and six month period ended November 30, 2001, the profit was divided by 2,826,791 to calculate the earnings per share, which is net of the Treasury shares.

4.	The results of operations for the six month period ended November 30, 2002 are not necessarily indicative of the results to be expected for the full year.

TAYLOR DEVICES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparison of the six months ended November 30, 2002 and 2001
Increase (Decrease)
Sales, net	(568,624)
Cost of goods sold	(470,026)
Selling, general and administrative expenses	(238,022)
Other expense, net	46,930
Income before provision for income taxes, equity in
net income of affiliate and minority stockholder's interest	92,494
Provision for income taxes	53,000
Income before equity in net income of affiliate
and minority stockholder's interest	39,494
Equity in net income of affiliate	(11,965)
Minority stockholder's interest	2,650
Net income	24,879

TAYLOR DEVICES, INC.

Management's Discussion

For the six months ending November 30, 2002, the Company established new record high figures for operating income and net income. For the three months ending November 30, 2002, new record highs were set for operating income and net income.

For the six months ending November 30, 2002 (All figures being compared are for the six months ended November 30, 2002 vs. the six months ended November 30, 2001).

Net sales for the first six months of FY 2003 were $7,062,314, representing the second best six month figure in the Company's history and a 7.5% change compared to last year's record figure of $7,630,938. The difference in sales revenue is attributable primarily to reduced progress billings being generated by maturing seismic protection orders and delayed release of final design specifications on some newer orders. The sales produced $3,209,173 of gross margin (45.4% of sales) compared to $3,307,771 and 43.3% in FY2002. In both periods, the gross margin figure represents the composite of costs calculated for discrete OEM shipments, interim estimates for in-progress projects and final adjustments for completed projects. The improvement in the gross margin performance can be attributed primarily to the adjustments made relative to the final close-out of a long-term progress billed project.

Selling, general and administrative expenses were $2,142,121 and 30.3% of sales in the current period compared to $2,380,143 and 31.2 % in the prior year. The improvement in costs and percentage are largely attributable to reduced royalty, commission and computer consulting charges offsetting increased insurance, auditing and legal expenses. Net other expense increased to $144,834 in FY2003 from $97,904 in FY2002 due almost entirely to increased usage of the Line of Credit to fund certain projects which do not contain progress payment provisions. This matter is discussed in more detail later in this report.

Net income improved to a record high $587,494 and $.20 earnings per share, a 4.4% increase over last year's figure of $562,615 and $.20 earnings per share.

For the three months ending November 30, 2002 (All figures being compared are for three months ended November 30, 2002 vs. the three months ended November 30, 2001).

Net sales in the current period reached a total of $3,040,98,3, a 17.6% change compared to sales of $3,690,875 reported in FY2002. The causes of this difference were addressed in the above section. Gross margin for the period was $1,402,662 and 46.1% of sales compared to $1,613,671 and 43.7% in the prior year, also discussed in the section above.

SG&A expenses totaled $975,967 representing 32.1% of sales compared to $1,324,811 and 35.9% of sales in FY 2002, with the changes from period to period attributable primarily to variable sales-related expenses such as commissions, royalties, travel and consulting fees. Net other expense for FY2003 was $69,089 versus $50,329 in FY2002, with increased interest expense as the primary contributing factor.

Net income figures for the period were a second quarter record of $225,108 in FY2003 and $.08 earnings per share, producing a 31.1% improvement over the results in FY2002 of $171,685 and $.06 earnings per share.

The Company's Balance Sheet remained fairly stable compared to the May 31, 2002 balances. Inventory increased by about $208,000 as the Company continued to build standard seismic components. Another item of note is the Company's adjusted receivable figure, determined by the total of accounts receivable, costs in excess of billings and billings in excess of costs. This figure was $8,198,324 at 11/30/02 versus $7,152,209 at 5/31/02, an indicator of improved cash flow in the near future. Accounts payable declined by $554,538 and short-term borrowings increased by $451,000 to fund the increased receivables, inventory and reduced payables. While QII of FY2003 did not show any change from the recent pattern of increased usage of the Company's line of credit, management believes this will change in QIII. Delivery of product to a state-funded project began in QII and the first significant partial payment was received in late December, with a larger payment scheduled for late January. Deliveries are scheduled to continue throughout QIII into early QIV, with payments to continue into early FY2004. Similarly, deliveries to a second state-funded project are scheduled to begin in QIII and be completed in QIV. Together, these two projects represent well over half of the total funds due to the Company and their receipt will have a significant favorable impact on the Company's balance sheet.

As the Company's markets have shifted from OEM and long-term defense contracts for discrete parts, the Company has adapted accordingly. In QII, the Company's principal lender changed the basis on which it assesses the Company's position and made permanent a significant increase in the Company's line of credit, and is anticipated to offer the Company increased flexibility in responding to bids. To address the control and accounting aspects of this shift, the Company has dedicated considerable effort throughout QI and QII of FY2003 to the customization of its cost accounting system to meet the requirements of percentage of completion for accounting purposes.

Early into QIII of FY2003, the Company has booked several large overseas orders for seismic projects and is in the final proposal stage for some significant aerospace/defense orders which are follow-ups to the development phases recently completed. Domestic bid activity has also returned to previous favorable levels.

Based on the continuing high sales activity and full use of the manufacturing facility to meet the current firms backlog, Management believes that the upcoming quarter and full year financial results should continue to be favorable. While reported revenues could be dependent on the design release dates of some current and potential orders, the net income results are anticipated to equal or exceed the results of FY 2002.

At this time Management does not anticipate that the Company will require any additional sources of outside funding to finance its operations or expansions.

TAYLOR DEVICES, INC.

Item 3. Controls and Procedures

        (a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report and have concluded that as of the evaluation date, the disclosure controls and procedures were adequate to ensure that material information relating to the Company was made known to the officers by others within the Company; even so, the Company is looking to improve customization of its cost accounting system to meet the percentage of completion requirements of Statement of Position 81-1.

        (b) Changes in internal controls.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

TAYLOR DEVICES, INC.

Part II - Other Information

ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.
ITEM 2	Changes in Securities: None
ITEM 3	Defaults Upon Senior Securities: None
ITEM 4	Submission of Matters to Vote of Securities Holders:

The Annual Meeting of Shareholders was held on November 1, 2002. The total outstanding number of shares on the meeting record date of September 20, 2002 was 2,874,616. A total of 2,242,216 shares were present in person or by proxy at the meeting. The following are the election results for the slate of directors presented by management:

A Class 1 Director of the Company was elected to serve a three year term expiring in 2005.

Joseph P. Gastel - 2,240,902 shares voted for and 1,314 shares withheld.

ITEM 5	Other Information:
For the period 9/1/02 to 11/30/02, changes in the Company's outstanding shares are as follows:
A.	An increase of 2,702 shares for purchase of Company stock by employees from the 1999 Taylor Devices, Inc. Employee Stock Purchase Plan and an increase of 20,480 shares for purchase of Company stock by employees from the 2002 Taylor Devices, Inc. Employee Stock Purchase Plan.
B.	An increase in Treasury shares of 13,800, which were returned to the treasury from open market purchases by the Company for the period of 9/1/02 to 11/30/02. Treasury shares at 11/30/02 are 221,201.

ITEM 6	Exhibits and Reports on Form 8-K:
Documents filed as part of this report:

Exhibit (3)(i)	Certificate of Change to Certificate of Incorporation changing service of process address, filed with the Secretary of State of New York on December 10, 2002.
Exhibit 99.1	Section 906 Certification of Chief Executive Officer
Exhibit 99.2	Section 906 Certification of Chief Financial Officer

Accountants' Review Report

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of November 30, 2002, and the related condensed consolidated statements of income and cash flows for the three and six months ended November 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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
January 10, 2003

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By	s/Douglas P. Taylor	Date:	January 14, 2003
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)
AND

By	s/Kenneth G. Bernstein	Date:	January 14, 2003
Kenneth G. Bernstein Treasurer (Principal Financial and Accounting Officer)

TAYLOR DEVICES, INC.

Section 302 Certifications

PURSUANT TO SECTION 302 OF THE

 SARBANES-OXLEY ACT OF 2002

I, Douglas P. Taylor, Chief Executive Officer of the registrant, Taylor Devices, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Taylor Devices, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003	By:	s/ Douglas P. Taylor
Douglas P. Taylor Chief Executive Officer

TAYLOR DEVICES, INC.

Section 302 Certifications (Continued))

PURSUANT TO SECTION 302 OF THE
 SARBANES-OXLEY ACT OF 2002

I, Kenneth G. Bernstein, Chief Financial Officer of the registrant Taylor Devices, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Taylor Devices, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003	By:	s/ Kenneth G. Bernstein
Kenneth G. Bernstein Chief Financial Officer