Form 10QSB
period 2003-02-28
TAYLOR DEVICES INC
filed 2003-04-14
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended February 28, 2003

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

Yes	X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at February 28, 2003
Common Stock (2-1/2 cents par value)	2,900,876

TAYLOR DEVICES, INC.

Index to Form 10-QSB

TAYLOR DEVICES, INC. AND SUBSIDIARY

Part I - Item 1. Financial Statements

Condensed Consolidated Balance Sheets	(Unaudited)
	February 28, 2003	May 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 441,366	$ 224,110
Accounts receivable	4,423,772	2,895,588
Inventory	5,361,600	5,418,800
Costs and estimated earnings in excess of billings	5,129,148	5,822,945
Other current assets	909,206	1,341,370
Total current assets	16,265,092	15,702,813

Property and equipment, net	3,996,779	4,148,524

Investment in affiliate, at equity	399,604	381,624

Intangibles and other assets	372,924	383,760

	$21,034,399	$20,616,721

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt
	$ 5,817,737	$ 5,105,737
Payables - trade	1,432,877	1,784,847
Payables - affiliate	528,258	540,134
Billings in excess of costs and estimated earnings	61,415	1,566,324
Other current liabilities	2,580,810	1,700,999
Total current liabilities	10,421,097	10,698,041

Long-term liabilities	1,441,862	1,594,976

Minority stockholder's interest	387,624	372,945

Stockholders' Equity:
Common stock and additional paid-in capital	3,697,379	3,544,882
Retained earnings	5,938,788	5,215,883
	9,636,167	8,760,765
Treasury stock - at cost	(852,351)	(810,006)
Total stockholders' equity	8,783,816	7,950,759

	$21,034,399	$20,616,721

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended February 28,		For the nine months ended February 28,
	2003	2002	2003	2002

Sales, net	$4,049,385	$4,140,156	$11,111,699	$11,771,094

Cost of goods sold	2,510,652	2,435,261	6,363,793	6,758,428

Gross profit	1,538,733	1,704,895	4,747,906	5,012,666

Selling, general and administrative expenses	1,261,403	1,209,542	3,403,524	3,589,685

Operating income	277,330	495,353	1,344,382	1,422,981

Other expense, net	(74,944)	(54,314)	(219,778)	(152,218)

Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	202,386	441,039	1,124,604	1,270,763

Provision for income taxes	69,000	168,000	405,000	451,000

Income before equity in net income of affiliate
and minority stockholder's interest	133,386	273,039	719,604	819,763

Equity in net income of affiliate	6,330	9,305	17,980	32,920

Income before minority stockholder's interest	139,716	282,344	737,584	852,683

Minority stockholder's interest	(4,305)	(4,389)	(14,679)	(12,113)

Net income	$ 135,411	$ 277,955	$ 722,905	$ 840,570

Basic and diluted earnings per common share	$ 0.05	$ 0.10	$ 0.25	$ 0.30

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows	(Unaudited)

For the nine months ended February 28,	2003	2002

Cash flows from operating activities:
Net income	$ 722,905	$ 840,570
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	251,136	307,861
Equity in net income of affiliate	(17,980)	(32,920)
Minority stockholder's interest	14,679	12,113
Changes in other current assets and current liabilities:
Accounts receivable	(1,528,184)	507,908
Inventory	57,200	(2,791,183)
Costs and estimated earnings in excess of billings	693,797	(1,750,951)
Other current assets	483,372	82,694
Payables - trade	(351,970)	114,866
Payables - affiliate	(11,876)	96,724
Billings in excess of costs and estimated earnings	(1,504,909)	201,453
Other current liabilities	879,811	430,039
Net cash flows for operating activities	(312,019)	(1,980,826)

Cash flows from investing activities:
Acquisition of property and equipment	(88,555)	(827,169)
Other investing activities	(51,208)	61,376
Net cash flows for investing activities	(139,763)	(765,793)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt
	558,886	2,361,681
Proceeds from long-term debt	-	562,524
Proceeds from issuance of common stock	152,497	427,888
Acquisition of treasury stock	(42,345)	(378,098)
Net cash flows from financing activities	669,038	2,973,995

Net increase in cash and cash equivalents	217,256	227,376

Cash and cash equivalents - beginning	224,110	59,847

Cash and cash equivalents - ending	$ 441,366	$ 287,223

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2003 and May 31, 2002 and the results of operations and cash flows for the three and nine months ended February 28, 2003 and 2002. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2002.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	For the three and nine month period ended February 28, 2003, the profit was divided by 2,900,876, which is net of the Treasury shares, to calculate the earnings per share. For the three and nine month period ended February 28, 2002, the profit was divided by 2,849,144 to calculate the earnings per share, which is net of the Treasury shares.

4.	The results of operations for the nine month period ended February 28, 2003 are not necessarily indicative of the results to be expected for the full year.

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparison of the nine months ended February 28, 2003 and 2002
Increase (Decrease)
Sales, net	(659,395)
Cost of goods sold	(394,635)
Selling, general and administrative expenses	(186,161)
Other expense, net	67,560
Income before provision for income taxes, equity in
net income of affiliate and minority stockholder's interest	(146,159)
Provision for income taxes	(46,000)
Income before equity in net income of affiliate
and minority stockholder's interest	(100,159)
Equity in net income of affiliate	(14,940)
Minority stockholder's interest	2,566
Net income	(117,665)

TAYLOR DEVICES, INC.

Management's Discussion and Analysis or Plan of Operation (Continued)

The Company posted strong financial results in the nine month period ending February 28, 2003. Operating in the current environment of economic and political instability, the Company nonetheless recorded its second strongest nine month results.

For the nine months ending February 28, 2003 (All figures being compared are for the nine months ended February 28, 2003 versus the nine months ended February 28, 2002).

Net sales for the first nine months of Fiscal Year 2003 were $11,111,699 representing the second best nine-month results in Company history and a (5.6%) change from the record figure of $11,771,094 in FY02. The change in sales revenue has been caused by multiple factors, including delayed awarding of anticipated contracts from commercial and aerospace customers and reduced anticipated gross margins on recently booked progress bill projects. Gross margin for the period was $4,747,906 and 42.7%, compared to $5,012,666 and 42.6% last year. Gross margin for FY03 has been favorably impacted by the final close-out of some significant orders with margins higher than originally anticipated.

All expenses for shipping and handling costs are recorded as cost of goods sold.

Selling general and administrative expenses were $3,403,524 and 30.6% of net sales compared to $3,589,685 and 30.5% of net sales in FY02. Increased insurance expenses and advertising/promotion expenses were offset by reduced EDP consulting charges, resulting in a stable percentage figure.

Operating income for FY03 was $1,344,382 and 12.1% of net sales compared to $1,422,981 and 12.1% in FY02.

Other expense for FY03 was $219,778, an increase of $67,560 from $152,218 in FY02. This increase was generated by the Company's more frequent use of its operating line of credit to fund the production of larger projects that did not contain advance or progress payment features. As explained in a subsequent section, deliveries to and payments from a key customer have begun to reduce the line of credit balance in QIV.

Net income for the nine months ended February 28, 2003 was $722,905, 6.5% of net sales and $.25 in earnings per share as compared to $840,570, 7.1% of net sales and $.30 earnings per share last year.

For the three months ending February 28, 2003 (All figures being compared are for three months ended February 28, 2003 versus the three months ended February 28, 2002).

Net sales in the current period were recorded at $4,049,385 versus net sales of $4,140,156 in FY02, a decrease of 2.2% as the factors discussed in the year-to-date section applied to the third quarter. Gross margin in FY03 was $1,538,733 and 38.0% of net sales compared to $1,704,895 and 41.2% last year. QIII margins were impacted by the fact that progress billings taken in the quarter contained a somewhat higher proportion of lower margin business booked recently. This topic is discussed in subsequent sections.

SG&A expenses for FY03 totaled $1,261,403 and 31.2% of net sales compared to $1,209,542 and 29.2% in FY02. The percentage increase in QIII was attributable primarily to foreign travel expenses related to the high level of foreign contracts and increased insurance expenses.

Operating income for the third quarter of FY03 was $277,330 and 6.9% of net sales. In FY02, these figures were $495,353 and 12.0% of net sales.

Net other expenses for the period were $74,944, compared to $54,314 in the prior period with the difference comprised primarily of interest expense generated by the increased use of the line of credit discussed above.

Net income for the third quarter of FY03 was $135,411, 3.3% of net sales and earnings per share of $.05 compared to results of $277,955, 6.7% of net sales and $.10 earnings per share for FY02.

With respect to balance sheet items, the Company has made some modest progress in reducing its inventory balance and trade payables. The Company's short-term debt, consisting entirely of usage of the Operating Line of Credit, rose by $722,000 between May 31, 2002 and February 28, 2003. The increase was required to fund normal operations until deliveries began against one of the large contracts taken with no pre-delivery progress payment provisions. Deliveries made in the second and third quarters have begun to generate positive cash flow and the Line of Credit has been paid down significantly in the early part of QIV. Deliveries against this contract and a similar one will continue throughout QIV and into QI of FY04. The positive cash flow created by these deliveries will lower the Line of Credit Balance substantially in the next six months.

The Company combines the totals of three balance sheet items; trade accounts receivable, costs in excess of billings and billings in excess of costs to determine how much cash the Company will eventually realize from revenue booked to date. As the trade accounts receivable figure rises in relation to the other figures, the Company can anticipate increased cash receipts within the ensuing 30- 60 days. At February 28, 2003, the Company is showing $4.4 million in Accounts Receivable, an increase of approximately $1.5 million since May 31, 2002. These result from billings for product delivered to and accepted by the customer where there was no pre-delivery progress payment provisions. This also resulted in an improvement of approximately $.7 million to costs and estimated earnings in excess of billings, that represents deferred billings, which is revenue the Company has booked on jobs-in-progress but cannot classify as collectible funds until the customer has been billed. Billings in excess of costs and estimated earnings represents advanced billings received on jobs-in-progress and decreased from approximately $1.5 million at May 31, 2002 to $61,415 at February 28, 2003.

This trend of higher deferred billings and lower advanced billings is expected to continue due to current contracts with certain government agencies that do not allow for pre-delivery progress billing provisions. Final delivery of product under these contracts is expected to occur prior to QII of FY2004.

The accrued payables balance has likewise been impacted by the large receivable balances created by the governmental contracts. Increases in the commissions and sales taxes due have generated almost the entire $880,000 increase in accrued payables since 5/31/02. As payments are received against these contracts, the sales representatives will be paid their commissions, probably by QII or QIII of FY2004. The sales tax payment from these contracts is due in QIII 2004. The accrued accounts payable balance will decline noticeably when these items have been cleared.

With respect to general conditions, the Company has been affected by the national and global economic and political conditions impacting most other manufacturing firms. Due apparently to the lingering poor economic conditions, real estate development in some of the Company's key domestic markets was at a virtual standstill as developers remained uncertain about business conditions in their localities. Likewise, certain military related aerospace projects appear to have been delayed due to the conflict with Iraq. Management believes these projects have been delayed, not cancelled, and continues to be optimistic about the Company being awarded future contracts, but the time frame remains uncertain at this time. Internationally, the Company's products continue to find acceptance and several significant orders were booked for delivery to eastern Asian countries. A combination of intense foreign competition and currency exchange factors have led to the booking of certain of these orders at very tight margins. However, most of the dampers to be produced consist largely of the company's standard seismic components and should require minimal engineering and set-up expenses.

Presently, the Company is responding to increased inquiries as to its products from the domestic markets. As always, the time frame for actual order placement is largely beyond the Company's control. Nonetheless, the Company is receiving a greater proportion of orders for standard lines seismic protection. Management believes that in general, new orders of this can be booked and delivered in shorter frames and with less financial strain than experienced in the recent past. Management is currently conducting a review with the objective of identifying those items not likely to be sold within twelve months. The Company is required to supply components for several long-standing military systems and retains what it believes to be adequate quantities of these parts. Additionally, most of the Company's parts have extremely long shelf lives and retain their usefulness almost indefinitely. The Company currently has $865,000 reserved for obsolescent and slow moving inventory and believes this figure is adequate. The analysis will be complete in time for inclusion the year-end 10K-SB.

At the start of the fourth quarter of FY03, Management anticipates that revenues for the full fiscal year will not achieve last year's figure because of the delay in orders for QII and QIII, as discussed above, and because projected progress billings did not materialize. Nonetheless, Net Income should be in excess of the figure from FY02 that was impacted by adjustments in QIV a year ago.

At this time Management does not anticipate that the Company will require any additional sources of outside funding to finance its operations or expansions.

TAYLOR DEVICES, INC.

Item 3. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.

      The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report and have concluded that as of the evaluation date, the disclosure controls and procedures were adequate to ensure that material information relating to the Company was made known to the officers by others within the Company; Management continues to proceed with plans to upgrade its cost accounting procedures through customization of its current software.

      (b) Changes in internal controls.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Throughout FY03 the Company has performed backward-looking reviews of all significant sales orders shipped and costed under progress billing conditions and determined that the current techniques provide adequate in-process information. The effort will now concentrate on converting the data gathering aspects of this process to EDP methods to improve response times and minimize the manual input currently required.

TAYLOR DEVICES, INC.

Part II - Other Information

ITEM 1	Legal Proceedings
The Company is not currently engaged in any litigation.
ITEM 2	Changes in Securities None
ITEM 3	Defaults Upon Senior Securities None
ITEM 4	Submission of Matters to Vote of Securities Holders None
ITEM 5	Other Information
A.	On February 17, 2003, the Board of Directors amended the Company's By-laws to extend the record date period for notice to shareholders entitled to vote at a meeting, from (i) a period of not less than ten (10) nor more than fifty (50) days, to (ii) a period not less than ten (10) nor more than sixty (60) days before the date of such meeting. The purpose of the amendment was to conform the By-laws to current provisions of the New York Business Corporation Law.

The amended provisions of the By-laws read as follows:

As to Article I:

Section 3. Notice of Meetings. Written notice of each meeting of shareholders shall be given, personally or by mail, not less than ten (10) nor more than sixty (60) days before the date of meeting to each shareholder entitled to vote at such meeting.

and

As to Article VI:

Section 4. Fixing Record Date. For the purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend or the allotment of any rights, or for the purpose of any other action, the Board may fix, in advance, a date as the record date for any such determination of shareholders. Such date shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting, nor more than sixty (60) days prior to any other action.

In addition, the Board approved the form of By-laws, attached as an Exhibit to this Report, which incorporate the above amendments and all prior amendments.
B.	For the period 12/1/02 to 2/28/03, changes in the Company's outstanding shares are as follows:
	1.	An increase of 21,378 shares for purchase of Company stock by employees from the 2002 Taylor Devices, Inc. Employee Stock Purchase Plan.
	2.	An increase in Treasury shares of 4,500, which were returned to the treasury from open market purchases by the Company for the period of 12/1/02 to 2/28/03. Treasury shares at 2/28/03 are 225,701.

ITEM 6	Exhibits and Reports on Form 8-K

EXHIBITS

(3)(ii)		By-laws of the Company, amended and consolidated as of February 17, 2003.
99.1		Section 906 Certification of Chief Executive Officer
99.2		Section 906 Certification of Chief Financial Officer

Accountants' Review Report

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of February 28, 2003, and the related condensed consolidated statements of income and cash flows for the three and nine months ended February 28, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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
April 8, 2003

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By	s/Douglas P. Taylor	Date:	April 11, 2003
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)
AND

By	s/Kenneth G. Bernstein	Date:	April 11, 2003
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

Date: April 11, 2003	By:	s/ Douglas P. Taylor
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

Date: April 11, 2003	By:	s/ Kenneth G. Bernstein
Kenneth G. Bernstein Chief Financial Officer