Form 10KSB
period 2003-05-31
TAYLOR DEVICES INC
filed 2003-08-28
CIK 96536

4:

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-KSB
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2003	Commission file number 0-3498

TAYLOR DEVICES, INC.
(Exact name of small business issuer as specified in its charter)

New York	16-0797789
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Taylor Drive, P.O. Box 748, N. Tonawanda, New York	14120-0748
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number	(716) 694-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Issuer's revenues for its most recent fiscal year are $13,872,315.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the issuer, computed by reference to the average of the bid and asked price on August 20, 2003 was $4,855,628. In addition to shares held by affiliates, this calculation also excludes shares of the issuer's common stock that are held by Schedule 13D filers.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 20, 2003
Common Stock, $.025 par value	2,926,460

TAYLOR DEVICES, INC.

DOCUMENTS INCORPORATED BY REFERENCE

  106:
Documents	Form 10-KSB Reference

Proxy Statement	Part III, Items 9-12

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

Patents, Trademarks and Licenses

Under a License Agreement ("License Agreement") dated November 1, 1959, between the Company and Tayco Developments, Inc. ("Developments"), the Company was granted preferential rights to market, in the United States and Canada, all existing and future inventions and patents developed by Developments. The term of this License Agreement is the life of the last-to-expire patent on which the Company is paying royalties, which is the year 2022. During the life of each patent, the Company pays Developments a 5% royalty on sales of items sold and shipped. The Company incurred royalties charges from Developments of $125,030 and $206,007 in FY03 and FY02, respectively. Payments are required to be made quarterly without interest. Payments are current.

The License Agreement also provides for Developments to pay the Company 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement, as well as on apparatus and equipment subject to the License Agreement but modified by the Company, with rights to such modification having been assigned to Developments. No royalties were received in FY03. Royalties, if any, are paid quarterly.

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

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales. No extended payment terms are offered. During FY03, delivery time after receipt of orders averaged 12 to 14 weeks for the Company's standard products. Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects utilizing custom designed components of the Company.

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

Research and Development

The Company does not normally engage in any major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the government. See Item 1. Description of Business, "Patents, Trademarks and Licenses". The Company, however, engages in research testing of its products. For the fiscal years ended May 31, 2003 and May 31, 2002, the Company expended $400,910 and $415,800 respectively, on manufacturing research through Developments. For FY03 and FY02, defense sponsored research and development totaled $138,080 and $183,600, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2003, the Company had 92 employees, including 3 executive officers, and 4 part time employees. The Company has good relations with its employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's production facilities occupies approximately six acres on Tonawanda Island, New York and are comprised of four interconnected buildings and one adjacent building. The production facilities consist of a small parts plant (approximately 4,400 square feet), a large parts plant with a recent expansion of 3,500 square feet (combined, approximately 13,500 square feet), and includes a facility of approximately 7,000 square feet constructed in 1995 (see below), a test facility, storage area, pump area and the Company's general offices. The adjacent building is a 17,000 square foot building and is a seismic assembly test facility. These facilities total more than 45,000 square feet. The Company has two separate remote test facilities used for shock testing. One facility is 800 square feet, and a newer, state-of-the-art test facility is 1,225 square feet. The small parts plant consists of a complete small machine shop and tool room that produces all of the Company's product items which are less than two inches in diameter. The large parts plant consists of a complete large machine shop and tool room. Both plants contain custom-built machinery for boring, deep-hole drilling and turning of parts.

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

Rental payments, equivalent to payments of principal and interest due, are made quarterly by the Company over the term of the Lease, and are sufficient to amortize the $1,250,000 tax-exempt industrial development revenue Series A Bonds (the "Bond") issued by the NCIDA. The payments reimburse HSBC Bank, N.A. ("HSBC"), as issuer of the five year direct-pay irrevocable letter of credit, which is drawn upon by Bankers Trust Company, as Trustee, for the benefit of the bondholders. The letter of credit was renewed by HSBC on January 3, 2000 for another five-year period. The Bond bears interest at the HSBC Adjustable Rate Service ("MMARS") rate, plus an incremental amount designated by HSBC Securities, Inc. (the "Remarketing Agent"). The MMARS rate reflects the current bid-side yield of the highest rate short-term, federally tax exempt obligations currently being traded, announced weekly by the Remarketing Agent, not to exceed 15% per annum, and is the minimum rate of interest necessary to enable the Remarketing Agent to remarket the Bond at par. Annual principal payments by the Company in June of each year range from $25,000 to $150,000, including a final principal payment of $45,000 upon maturity on June 1, 2009. The Bond may be redeemed in whole, or in part, on any quarterly interest payment date, without penalty or premium. The principal amount outstanding on the Bond as of May 31, 2003 is $230,000.

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

A renewal note dated June 1, 1998 due June 1, 2008 in the face amount of $174,778 is held by HSBC, secured by property located at 90 Taylor Drive, North Tonawanda, New York. The principal balance at May 31, 2003 is $91,000.

A mortgage note dated January 1998, due January 1, 2013 in the face amount of $400,000 is also held by HSBC on property located at 90 Taylor Drive, North Tonawanda, with an interest rate equal to the bank's prime interest rate plus 1%. A monthly payment of $2,222.22 is due on the first of each month. The principal balance at May 31, 2003 is $260,000. All payments on the above obligations are current.

Except for the premises leased from the NCIDA, the Company leases portions of both the building and the property on which it is located from Tayco Realty. Pursuant to the Lease Agreement between the Company and Tayco Realty, rental payments from June 1, 2002 to May 31, 2003 totaled $159,600. The Lease Agreement, which contains standard terms and conditions, was renewed on November 1, 1995 for a term of ten years. Annual rentals are renegotiated by management of the two companies. The total rent paid by the Company is determined by a base rate, subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by the Company. The Company also pays for certain expenses incurred for the operation of the facilities. In addition, the Company leases a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet at $825 per month. The warehouse is located approximately one-half mile from the above-referenced production facilities and office space. In January 2000, the Company began leasing 4,450 sq. ft. in a warehouse located approximately 10 miles from the main production facilities. This warehouse is used to store completed units awaiting delivery instructions from customers. The total rental expense incurred by the Company for fiscal 2003 was $26,004.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The following tables provide information regarding the properties discussed in this Item 2. Description of Property.

TAYLOR DEVICES, INC. AND SUBSIDIARY
DISCLOSURE FOR REG. 228.102(c)FOR FILING 10-KSB
05/31/03

Reg. 228.102(c)-Real Estate
PROPERTY LOCATION	COST	ACCUM. DEPRECIATION 05/31/03 (BOOK)	NET BOOK VALUE 05/31/03
90 & 100 Taylor Drive
N. Tonawanda, NY 14120
(see below)
Land	$ 141,483	N/A	$ 141,483
Buildings	1,154,353	$ 673,641	480,712
Improvements	2,575,562	604,529	1,971,033
TOTAL	$3,871,398	$1,278,170	$2,593,228

PROPERTY LOCATION	COST	ACCUM. DEPRECIATION 05/31/03 (BOOK)	NET BOOK VALUE 05/31/03	PERCENTAGE OF TOTAL ASSETS
90 Taylor Drive
N. Tonawanda, NY 14120
Land	$ 107,363	N/A	$ 107,363
Building	428,506	$ 424,914	3,592
Building Improve-Realty	297,664	39,931	257,733
Building Improve-Devices	2,277,898	564,598	1,713,300
TOTAL	$3,111,431	$1,029,443	$2,081,988	10.7%

PROPERTY LOCATION	COST	ACCUM. DEPRECIATION 05/31/03 (BOOK)	NET BOOK VALUE 05/31/03	PERCENTAGE OF TOTAL ASSETS
100 Taylor Drive N. Tonawanda, NY 14120
Land	$ 34,120	N/A	$ 34,120
Building	725,847	$248,727	477,120
TOTAL	$759,967	$248,727	$511,240	2.6%

Taylor Devices, Inc. & Subsidiary Total Assets as of May 31, 2003	$19,446,902

Reg.228.102(c)(7)(vi)(A-D)

	FEDERAL	FEDERAL	FEDERAL	FEDERAL	NET TAX
	DEPREC.	LIFE	TAX	ACCUM.	BASIS
PROPERTY LOCATION	METHODS	CLAIM	COST	DEPREC.	05/31/03
90 & 100 Taylor Drive
N. Tonawanda, NY 14120
(see below)
	STR.
	LINE,
	ACRS,	15-40
Building	MACRS	Yrs.	$1,154,353	$ 721,464	$ 432,889

	STR.
	LINE,
Building	ACRS,	7-40
Improvements	MACRS	Yrs.	2,575,562	636,595	1,938,967
			$3,729,915	$1,358,059	$2,371,856
SUPPORTING SCHEDULE
Reg.228.102(c)(7)(vi)(A-D)

	FEDERAL	FEDERAL	FEDERAL	FEDERAL	NET TAX
	DEPREC.	LIFE	TAX	ACCUM.	BASIS
PROPERTY LOCATION	METHODS	CLAIM	COST	DEPREC.	05/31/03
90 Taylor Drive
N. Tonawanda, NY 14120
	STR.
	LINE,
	ACRS,	15-31.5
Building	MACRS	Yrs.	$ 428,506	$424,914	$ 3,592

	STR.
	LINE,
Building	ACRS,	7-39
Improve-Realty	MACRS	Yrs.	297,664	45,598	252,066

	STR.
	LINE,
Building	ACRS,	15-40
Improve-Devices	MACRS	Yrs.	2,277,898	590,997	1,686,901
TOTAL			$3,004,068	$1,061,509	$1,942,559

100 Taylor Drive
N. Tonawanda, NY
14120
	STR.
	LINE,
	ACRS,	19-40
Building	MACRS	Yrs.	$725,847	$296,550	$429,297

Reg. 228.102(c)(2)

Pursuant to the Lease Agreement dated July 1, 2000 between the Company and Developments, the Company leases approximately 800 square feet of office and research and development space to Developments at a base annual rental of $12,000. The rate of any rental increase may not exceed 10% annually and may be waived by both parties in writing. The lease automatically renews on each anniversary of its commencement date, unless either party gives three months' written notice to the other of termination. The lease provides that on April 1 of each year, management of both companies will review the agreement to determine possible increases for expenses due to increased taxes, maintenance costs, or for additional space utilized by Developments. In fiscal 2003, the Company received total rental payments of $12,000 from Developments.

ITEM 3. LEGAL PROCEEDINGS

None except for routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock trades on the Small Cap Market tier of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol TAYD. The high and low market prices noted below for the quarters of FY03 and FY02 are obtained from NASDAQ.

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low

First Quarter	4.600	2.650	4.100	3.280

Second Quarter	2.940	2.000	6.770	3.700

Third Quarter	3.050	2.300	8.800	5.000

Fourth Quarter	2.750	2.050	6.900	4.440

Holders

As of August 20, 2003, the number of issued and outstanding shares of Common Stock was 2,926,460, and the approximate number of record holders of the Company's Common Stock was 1,030. Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

Dividends

No cash or stock dividends have been declared during the last two fiscal years. Except as described below, under the terms of the Company's credit arrangement with its major lender, the Company is prohibited from issuing cash dividends.

On October 5, 1998, the Company's Board of Directors adopted a shareholder rights plan designed to deter coercive or unfair takeover tactics and prevent an acquirer from gaining control of the Company without offering a fair price to shareholders. Under the plan, certain rights ("Rights") were distributed as a dividend on each share of Common Stock (one Right for each share of Common Stock) held as of the close of business on or after October 19, 1998. Each whole Right entitles the holder, under certain defined conditions, to buy one two-thousandths (1/2000) of a newly issued share of the Company's Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at an exercise price of $5.00. Rights attach to and trade with the shares of Common Stock, without being evidenced by a separate certificate. No separate Rights certificates will be issued unless and until the Rights detach from Common Stock and become exercisable for shares of the Series A Preferred Stock.

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

Other Information

On February 17, 2003, the Board of Directors approved the continued repurchase of Company stock in the open market in accordance with Rule 10b-18 of the Securities and Exchange Commission. In a Current Report on Form 8-K dated April 1, 2003, the Board of Directors of the Company announced that it will continue repurchases through April 1, 2004. The Company has purchased a total of 160,096 shares from January 12, 1999 through May 31, 2003 at an average price of $3.05 per share.

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2003.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
1994 Stock Option Plan 1998 Stock Option Plan 2002 Stock Option Plan 2002 Employee Stock Purchase Plan	15,776 62,000 41,250 -	$4.19 $3.72 $3.42 -	- 0 - - 0 - 93,750 73,004 (1)
Equity compensation plans not approved by security holders	none
Total	119,026		166,754

(1) As of May 31, 2003, 73,004 shares were available for issuance through an employee stock purchase plan. Eligible employees may purchase shares at fair market value through payroll deductions. The Company contributes a specified percentage of the employees' contribution based on the length of time the eligible employee has been an employee of the Company.

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparison of the years ended May 31, 2003 and 2002
Increase / (Decrease)
Sales, net	($2,113,630)
Cost of goods sold	($2,492,014)
Selling, general and administrative expenses	($200,011)
Other expense, net	$473,418
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$104,977

Provision for income taxes	$70,600
Income before equity in net income of affiliate and minority stockholder's interest	$34,377

Equity in net income of affiliate	($18,941)
Minority stockholder's interest	$2,728
Net income	$18,164

The Company's consolidated results of operations for the fiscal year ended May 31, 2003 showed an approximate 13% decrease in net revenues with an increase in net income of approximately 5%. The decrease in net revenues is primarily attributable to a slow construction market on the west coast of the United States where many of our seismic products are used, combined with delays in U.S government spending for aerospace and long-term defense projects. The decrease in revenues can also be attributed to the overall continued economic softness in the publicly funded construction industry. The level of construction of new buildings and bridges as well as retrofitting for seismic protection of existing buildings and bridges are directly affected by the amount of public funds available for such projects. The amount of public funds available for such projects has decreased in the past year.

Sales under certain fixed-price contracts, requiring substantial performance over several periods prior to commencement of deliveries, are accounted for under the percentage-of-completion method of accounting whereby revenues are recognized based on estimates of completion prepared on a ratio of cost to total estimated cost basis. Costs include all material and direct and indirect charges related to specific contracts.

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

Gross profit for the fiscal year ended May 31, 2003 increased by slightly less than 8% over the prior year in spite of the reduction in revenue during the same period. The gross profit as a percentage of net revenues for the current year was 38% as compared to 31% for the prior year. This increase in gross profit is primarily due to management efforts to reduce overhead costs combined with negotiated selling prices that are more favorable than the prior year. All expenses for shipping and handling costs are recorded as cost of goods sold.

Selling, general and administrative costs decreased for the fiscal year ended May 31, 2003 by approximately 4% from the prior year primarily due to lower levels of commission and royalty expenses which are directly related to the level of sales for the period. This decrease in expenses was partially offset by increases in professional expenses of $80,000 incurred in part to assure the integrity of financial reporting and corporate disclosure following passage of the Sarbanes-Oxley Act in 2002. The Company also experienced the full effect of the increase in insurance premiums that went into effect during the last quarter of the fiscal year ended May 31, 2002. Insurance expense increased by $130,000 over the prior year.

Depreciation expense increased over the prior year as a result of the full year's use of turning equipment and hydraulic test equipment acquired during the fiscal year ended May 31, 2002.

Operating income for the year of $787,088 is 277% better than the $208,693 level reached in the prior year. This is a result of a combination of the more favorable selling prices, reduced overhead costs and reduced selling, general and administrative costs in 2003, as described above..

Interest expense for the year is up almost 11% over the prior year even with the lowering of interest rates through the year on the Company's variable long-term and short-term debt. This increase reflects the Company's more frequent use of its operating line of credit to fund the production of larger projects that did not allow for advance payments or progress payments.

Miscellaneous income of $466,194 in the fiscal year ended May 31, 2002 was primarily cancellation fees recorded as the result of customer cancellation of long-term projects during that year. There were no such fees recorded during the current year.

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity and capital requirements relate to the working capital needs. These are primarily inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, billings in excess of costs and estimated earnings, and debt service. The Company's primary sources of liquidity have been from positive operating cash flows and from bank financing.

Capital expenditures for the year were $97,006 compared to $620,686 in the prior year when costly turning equipment and hydraulic test fixtures were acquired, as noted above. There are no material commitments for capital expenditures as of May 31, 2003.

The Company has a $7,500,000 line of credit on which there is a $4,329,000 balance outstanding as of May 31, 2003. This is down from the $4,848,000 balance outstanding as of May 31, 2002. The balance is expected to fall to below $1,800,000 during the first quarter of the fiscal year ended May 31, 2004 as significant projects are completed and payments are received from customers for these projects. The outstanding balance of the line of credit will fluctuate as the Company's various long-term projects progress.

Principal maturities of long-term debt for the next five years are as follows: 2004 - $206,227; 2005 - $219,912; 2006 - $230,965; 2007 - $242,857; and 2008 - $232,166.

Inventory, at $4,794,308 as of May 31, 2003, is higher by approximately 2% over the prior year-end. Of this, approximately 83% is work in process, 11% is finished goods, and 6% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life-cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold, and items that are generally subject to spontaneous ordering.

This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Therefore, management of the Company has recorded an allowance for potential inventory obsolescence. Management intends to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

The provision for potential inventory obsolescence was $180,000 and $137,000 for the years ended May 31, 2003 and 2002.

The Company combines the totals of accounts receivable, the asset "costs and estimated earnings in excess of billings", and the liability, "billings in excess of costs and estimated earnings" , to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $4,219,972 as of May 31, 2003 includes approximately $445,000 of amounts retained by customers on long-term construction projects. The increase in accounts receivable over the prior year-end by approximately $1,300,000 is due to (1) recently completed long-term projects which had no progress billing provisions; and (2) the advanced stage of completion of many of the long-term contracts which provide for progress billings to the customers. All of these amounts, including the retainage, are expected to be collected during the fiscal year ended May 31, 2004.

As noted, above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. However, provisions such as this are often not possible in certain governmental contracts and contracts with foreign customers. The $3,866,389 balance in this account at May 31, 2003 is a 34% decrease from the prior year-end for the same reasons noted above for the increase in accounts receivable. This entire amount is expected to be billed during the fiscal year ended May 31, 2004.

As noted, above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized. The $159,750 balance in this account at May 31, 2003 is a significant decrease from the $1,566,324 balance at the end of the prior year. Final delivery of product under these contracts is expected to occur during the fiscal year ended May 31, 2004.

The Company's backlog of sales orders at May 31, 2003 is $9.2 million, up slightly from the backlog at the end of the prior year of $9.0 million. The $9.0 million backlog accounted for 65% of sales in 2003.

The trend of higher deferred billings and lower advance billings is expected to continue due to current contracts with limited progress billing provisions.

Accounts payable, at $1,369,300 as of May 31, 2003, is approximately $415,000 less than the prior year-end.

Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of May 31, 2003 are $1,633,381. This is approximately $490,000 higher than the prior year-end as a result of certain jobs with no progress billing provisions. The entire amount is expected to be paid during the fiscal year ended May 31, 2004.

Goodwill represents the excess of purchase price paid over fair value of net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the Company stopped amortizing goodwill effective June 1, 2002. Amortization expense was $6,048 for the year ended May 31, 2002. The Company assesses for the potential impairment of goodwill at least annually by determining whether its carrying amount exceeds its implied fair value. The Company completed its assessment of goodwill for the year ended May 31, 2003 and determined that an impairment charge was not warranted.

During the fiscal year ended May 31, 2003, the Company purchased 29,800 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors. From time to time, subject to market price, the Company expects to continue reacquiring shares.

Management believes that the Company's internally generated cash flows and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases for the fiscal year ended May 31, 2004.

ITEM 7. FINANCIAL STATEMENTS

For information concerning this Item, see the Company's balance sheet and related financial statements at Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of May 31, 2003 and have concluded that as of the evaluation date, the disclosure controls and procedures were adequate to ensure that material information relating to the Company was made known to the officers by others within the Company; Management continues to proceed with plans to upgrade its cost accounting procedures through customization of its current software.

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

PART III

The information required by Items 9, 10, 11 and 12 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on November 14, 2003, which information is hereby incorporated by reference into this Annual Report. The proxy materials, including the Proxy Statement, will be filed within 120 days after the Company's fiscal year end.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
(i)	Independent Auditors' Report
(ii)	Consolidated Balance Sheets May 31, 2003 and 2002
(iii)	Consolidated Statements of Income for the years ended May 31, 2003 and 2002
(iv)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2003 and 2002
(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2003 and 2002
(vi)	Notes to Consolidated Financial Statements May 31, 2003 and 2002

(a)	EXHIBITS:
1635:

(3)	Articles of incorporation and by-laws
	(i)	Restated Certificate of Incorporation incorporated by reference to Exhibit (3)(i) of Annual Report on Form 10-K, dated August 24, 1983.
	(ii)	Amendment to Certificate of Incorporation incorporated by reference to Exhibit (3)(iv) to Form 8 [Amendment to Application or Report], dated September 24, 1993.
	(iii)	Amendment to Certificate of Incorporation creating Series A Junior Participating Preferred Stock, $.05 par value, incorporated by reference as Exhibit (3)(i)(viii) to Quarterly Report on Form 10-QSB for the period ending November 30, 1998, dated January 12, 1999.
	(iv)	Certificate of Change incorporated by reference as Exhibit (3)(i) to Quarterly Report on Form 10-QSB for the period ending November 30, 2002.
	(v)	Proxy Review Guidelines incorporated by reference to Exhibit (3)(ii) to Quarterly Report on Form 10-QSB for the period ending February 28, 1998, dated April 10, 1998.
	(vi)	By-laws incorporated by reference to Exhibit (3)(i) to Quarterly Report on Form 10-QSB for the period ending February 28, 2003, dated April 14, 2003.

(4)	Instruments defining rights of security holders, including indentures
	(i)	Mortgage to Marine Midland Bank dated May 28, 1993 incorporated by reference to Exhibit (10)(vii) to Annual Report on Form 10-KSB, dated September 10, 1993.
	(ii)	Master Indenture between Niagara County Industrial Development Agency and Bankers Trust Company, as Trustee, dated as of November 1, 1994 ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit (4)(iv) to Annual Report on Form 10-KSB, dated August 21, 1995.
	(iii)	Series Supplemental Indenture between Niagara County Industrial Development Agency and Bankers Trust Company, as Trustee, ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit (4)(v) to Annual Report on Form 10-KSB, dated August 21, 1995.
	(iv)	Series Mortgage from Niagara County Industrial Development Agency, Tayco Realty, Inc. and registrant to Marine Midland Bank, as Letter of Credit Bank, dated as of November 1, 1994, incorporated by reference to Exhibit (4)(vi) to Annual Report on Form 10-KSB, dated August 21, 1995.
	(v)	Mortgage from Niagara County Industrial Development Agency, Tayco Realty, Inc. and registrant to Marine Midland Bank, dated January 3, 1998, incorporated by reference to Exhibit (4)(v) to Annual Report on Form 10-KSB, dated August 25, 1998.
	(vi)	Rights Agreement by and between registrant and Regan & Associates, Inc, dated as of October 5, 1998 and letter to shareholders (including Summary of Rights), dated October 5, 1998, attached as Exhibits 4 and 20, respectively to Registration Statement on Form 8-A 12G, filed with the Securities and Exchange Commission on October 6, 1998.

(10)	Material Contracts
	(i)	1994 Taylor Devices, Inc. Stock Option Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-88152, as filed with the Securities and Exchange Commission on December 30, 1994.
	(ii)	1998 Taylor Devices, Inc. Stock Option Plan attached as Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-6905, filed with the Securities and Exchange Commission on December 24, 1998.
	(iii)	2002 Taylor Devices, Inc. Stock Option Plan attached as Exhibit A to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 27, 2002.
	(iv)	License Agreement between the registrant and Tayco Developments, Inc., dated November 1, 1959, incorporated by reference to Exhibit (10)(i) to Annual Report on Form 10-K, dated August 27, 1982.
	(v)	The 1999 Taylor Devices, Inc. Employee Stock Purchase Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-89847, filed with the Securities and Exchange Commission on October 28, 1999.
(vi)	The 2002 Taylor Devices, Inc. Employee Stock Purchase Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-91232, filed with the Securities and Exchange Commission on June 26, 2002.
(vii)	Loan Agreements between the registrant and Marine Midland Bank, dated December 2, 1992, incorporated by reference to Exhibit (10)(viii) to Annual Report on Form 10-K, dated September 10, 1993.
(viii)	Series Lease between Niagara County Industrial Development Agency and registrant, dated as of November 1, 1994 ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit (10)(ix) to the Annual Report on Form 10-KSB, dated August 21, 1995.
(ix)	Lease Agreement between registrant and Tayco Realty Corporation, dated November 1, 1995, incorporated by reference to Exhibit (10)(ix) to Annual Report on Form 10-KSB, dated August 22, 1996.
(x)	Form of Indemnity Agreement between registrant and certain officers and directors, incorporated by reference to Exhibit (10)(i) to Quarterly Report on Form 10-QSB for the period ending February 28, 1997, dated April 11, 1997.
(xi)	Lease Agreement dated July 1, 2000 between the Registrant and Tayco Developments, Inc., incorporated by reference to Exhibit (10)(xii) to Annual Report on Form 10-KSB, dated August 25, 2000.
(xii)	Employment Agreement dated as of December 1, 2000 between the Registrant and Douglas P. Taylor, incorporated by reference to Exhibit (10)(x) to Annual Report on Form 10-KSB, dated August 22, 2002.
(xiii)	Employment Agreement dated as of December 1, 2000 between the Registrant and Richard G. Hill, incorporated by reference to Exhibit (10)(xi) to Annual Report on Form 10-KSB, dated August 22, 2002.

(11)	Statement re computation of per share earnings

REG. 228.601(A)(11) STATEMENT RE COMPUTATION OF PER SHARE

WEIGHTED AVERAGE OF COMMON STOCK/EQUIVALENTS O/S - F/Y/E 5/31/03
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING		2,857,569
COMMON SHARES ISSUABLE UNDER STOCK OPTION PLANS USING TREASURY STOCK METHOD		- 0 -
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING ASSUMING DILUTION		2,857,569
NET INCOME F/Y/E 5/31/03	(1)	$350,943
WEIGHTED AVERAGE COMMON STOCK	(2)	2,857,569
BASIC EARNINGS PER COMMON SHARE (1) DIVIDED BY (2)		$ .12
NET INCOME F/Y/E 5/31/03	(3)	$350,943
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING ASSUMING DILUTION	(4)	2,857,569
DILUTED EARNINGS PER COMMON SHARE (3) DIVIDED BY (4)		$ .12

WEIGHTED AVERAGE OF COMMON STOCK OUTSTANDING - F/Y/E 5/31/02

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING		2,826,935
COMMON SHARES ISSUABLE UNDER STOCK OPTION PLANS USING TREASURY STOCK METHOD		30,763
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING ASSUMING DILUTION		2,857,698
NET INCOME F/Y/E 5/31/02	(1)	$332,779
WEIGHTED AVERAGE COMMON STOCK	(2)	2,826,935
BASIC EARNINGS PER COMMON SHARE (1) DIVIDED BY (2)		$ .12
NET INCOME F/Y/E 5/31/02	(3)	$332,779
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING ASSUMING DILUTION	(4)	2,857,698
DILUTED EARNINGS PER COMMON SHARE (3) DIVIDED BY (4)		$ .12
(14)	Code of Ethics
(21)	Subsidiaries of the registrant
Tayco Realty Corporation is a New York corporation organized on September 8, 1977, 58% owned by the Company and 42% owned by Tayco Developments, Inc.
(23)	Report and Consent of Independent Certified Public Accountants

(31)	Officer Certifications
	(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
	(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

(32)	Officer Certifications
	(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.
	(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

(b)	REPORTS ON FORM 8-K:
Current Report on Form 8-K, filed April 1, 2003, announced the Registrant's plan to continue to purchase Registrant's common stock from selling shareholders through open-market purchases.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Douglas P. Taylor	Date:	August 22, 2003
Douglas P. Taylor
President and Director
(Principal Executive Officer)

and

By:	/s/Mark V. McDonough	Date:	August 22, 2003
Mark V. McDonough
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Joseph P. Gastel	By:	/s/Richard G. Hill
	Joseph P. Gastel, Director		Richard G. Hill, Director
	August 22, 2003		August 22, 2003

By:	/s/Donald B. Hofmar	By:	/s/Randall L. Clark
	Donald B. Hofmar, Director		Randall L. Clark, Director
	August 22, 2003		August 22, 2003

CONSENT OF INDEPENDENT AUDITORS

To The Board of Directors of
Taylor Devices Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 0-3498) of Taylor Devices Inc. of our report dated August 8, 2003, included in the May 31, 2003 Annual Report of Stockholders of Taylor Devices, Inc.

/s/ Lumsden & McCormick, LLP

LUMSDEN & McCORMICK, LLP
Buffalo, New York
August 8, 2003

TAYLOR DEVICES INC.

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary as of May 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Lumsden & McCormick, LLP
Buffalo, New York
August 8, 2003

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2003	2002
Assets
Current assets:
Cash and cash equivalents	$ 417,166	$ 224,110
Short-term investments	265,720	261,455
Restricted funds held by Trustee (Note 9)	21,476	66,409
Accounts receivable, net (Note 2)	4,219,972	2,895,588
Inventory (Note 3)	4,794,308	4,699,064
Prepaid expenses	23,669	214,873
Prepaid income taxes	-	243,933
Costs and estimated earnings in excess of billings (Note 4)	3,866,389	5,822,945
Deferred income taxes (Note 11)	553,700	554,700
Total current assets	14,162,400	14,983,077

Maintenance and other inventory, net (Note 5)	571,193	719,736

Property and equipment, net (Note 6)	3,916,008	4,148,524

Investment in affiliate, at equity (Note 7)	408,722	381,624

Cash value of life insurance, net	293,383	280,164

Intangible assets	52,381	60,781

Goodwill	42,815	42,815

	$19,446,902	$20,616,721

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings (Note 8)	$ 4,329,000	$ 4,848,000
Current portion of long-term debt (Note 9)	206,227	257,737
Payables - affiliate	561,504	540,134
Payables - others	1,369,300	1,784,847
Accrued commissions	1,633,381	1,143,719
Other accrued expenses	864,304	557,280
Billings in excess of costs and estimated earnings (Note 4)	159,750	1,566,324
Accrued income taxes	53,315	-
Total current liabilities	9,176,781	10,698,041

Long-term debt (Note 9)	1,208,522	1,414,276

Deferred income taxes (Note 11)	232,300	180,700

Minority stockholder's interest	396,929	372,945

Stockholders' Equity:
Common stock, $.025 par value, authorized 8,000,000 shares,
issued 3,146,715 and 3,068,958 shares	78,668	76,724
Paid-in capital	3,668,259	3,468,158
Retained earnings	5,566,826	5,215,883
	9,313,753	8,760,765
Treasury stock - 237,201 and 207,401 shares at cost	(881,383)	(810,006)
Total stockholders' equity	8,432,370	7,950,759

	$19,446,902	$20,616,721

See accompanying notes.
TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2003	2002

Sales, net (Note 10)	$13,872,315	$15,985,945

Cost of goods sold	8,569,204	11,061,218

Gross profit	5,303,111	4,924,727

Selling, general and administrative expenses	4,516,023	4,716,034

Operating income	787,088	208,693

Other income (expense):
Rental income - affiliate (Note 13)	12,000	12,000
Interest, net	(314,475)	(284,535)
Miscellaneous	22,716	466,194
Total other income (expense)	(279,759)	193,659

Income before provision for income taxes, equity in
net income of affiliate and minority stockholder's interest	507,329	402,352

Provision for income taxes (Note 11)	159,500	88,900

Income before equity in net income of affiliate
and minority stockholder's interest	347,829	313,452

Equity in net income of affiliate (Note 7)	27,098	46,039

Income before minority stockholder's interest	374,927	359,491

Minority stockholder's interest	(23,984)	(26,712)

Net income	$ 350,943	$ 332,779

Basic and diluted earnings per common share (Note 12)	$ 0.12	$ 0.12

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
For the years ended May 31, 2003 and 2002

	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2001	$ 73,253	$ 2,938,818	$ 4,883,104	$ (393,245)

Net income for the year ended May 31, 2002	-	-	332,779	-

Common stock issued for employee stock purchase plan (Note 15)	1,021	198,353	-	-

Common stock issued under stock option plans (Note 16)	2,450	330,987	-	-

Treasury stock acquired (Note 17)	-	-	-	(416,761)

Balance, May 31, 2002	76,724	3,468,158	5,215,883	(810,006)

Net income for the year ended May 31, 2003	-	-	350,943	-

Common stock issued for employee stock purchase plan (Note 15)	1,944	200,101	-	-

Treasury stock acquired (Note 17)	-	-	-	(71,377)

Balance, May 31, 2003	$ 78,668	$ 3,668,259	$ 5,566,826	$ (881,383)

See accompanying notes.
TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended May 31,	2003	2002

Cash flows from operating activities:
Net income	$ 350,943	$ 332,779
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	337,919	306,955
Gain on sale of equipment	(6,000)	-
Bad debts expense	102,000	66,980
Provision for inventory obsolescence	180,000	137,000
Equity in net income of affiliate	(27,098)	(46,039)
Deferred income taxes	52,600	(85,800)
Minority stockholder's interest	23,984	26,712
Changes in other current assets and current liabilities:
Accounts receivable	(1,426,384)	233,974
Inventory	(126,701)	(1,770,976)
Prepaid expenses	191,204	(133,257)
Prepaid income taxes	243,933	(243,933)
Costs and estimated earnings in excess of billings	1,956,556	(2,726,620)
Payables - affiliate	21,370	149,125
Payables - others	(415,547)	259,415
Accrued commissions	489,662	577,871
Other accrued expenses	307,027	141,031
Billings in excess of costs and estimated earnings	(1,406,574)	225,912
Accrued income taxes	53,315	(59,820)
Net cash flows from (for) operating activities	902,209	(2,608,691)

Cash flows from investing activities:
Increase in short-term investments	(4,265)	(9,691)
Net cash received from trustee	44,933	48,750
Proceeds from sale of property and equipment	6,000	-
Acquisition of property and equipment	(97,006)	(620,686)
Increase in cash value of life insurance	(13,219)	(20,917)
Net cash flows for investing activities	(63,557)	(602,544)

Cash flows from financing activities:
Net short-term borrowings	(519,000)	3,018,000
Payments on long-term debt	(257,264)	(321,076)
Proceeds from long-term debt	-	562,524
Proceeds from issuance of common stock
- employee stock purchase plan	202,045	199,374
- exercise of stock options	-	37,084
Acquisition of treasury stock	(71,377)	(120,408)
Net cash flows from (for) financing activities	(645,596)	3,375,498

Net increase in cash and cash equivalents	193,056	164,263

Cash and cash equivalents - beginning	224,110	59,847

Cash and cash equivalents - ending	$ 417,166	$ 224,110
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

The Company's investment in its minority-owned affiliate, Developments, is reported on the equity method (see Note 7).

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

Accounts Receivable:

Accounts receivable are stated at an amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

Goodwill:

Goodwill represents the excess of purchase price paid over fair value of net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company stopped amortizing goodwill effective June 1, 2002. Amortization expense was $6,048 for the year ended May 31, 2002. The Company assesses for the potential impairment of goodwill at least annually by determining whether its carrying amount exceeds its implied fair value. The Company completed its assessment of goodwill for the year ended May 31, 2003 and did not record an impairment charge.

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

Shipping and Handling Costs:

Shipping and handling costs are classified as a component of cost of goods sold.

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

Stock-Based Compensation:

The Company applies APB Opinion 25 Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans. Since the option price is the fair market value per share on the date the option is granted, no compensation cost has been recognized for its stock option plans.

Had compensation cost for the stock options plans been determined based on the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

	2003	2002
Net income:
As reported	$350,943	$332,779
Pro forma	$299,891	$227,941
Basic and diluted earnings per
common share:
As reported	$.12	$.12
Pro forma	$.10	$.08

Reclassifications:

The 2002 financial statements have been reclassified to conform with the presentation adopted for 2003.

2. Accounts Receivable:

	2003	2002
Customers	$ 3,850,576	$2,767,838
Customers - retention	444,896	254,250
Other	1,500	4,500
	4,296,972	3,026,588
Less allowance for doubtful
accounts	77,000	131,000

	$ 4,219,972	$2,895,588

3. Inventory:

	2003	2002
Raw materials	$ 314,874	$ 210,030
Work-in-process	3,970,202	4,124,424
Finished goods	509,232	364,610
	$4,794,308	$4,699,064

4. Costs and Estimated Earnings on Uncompleted Contracts:

	2003	2002
Costs incurred on uncompleted
contracts	$6,615,975	$6,997,900
Estimated earnings	4,068,025	3,536,203
	10,684,000	10,534,103
Less billings to date	6,977,361	6,277,482
	$3,706,639	$4,256,621

Included in the accompanying balance sheets under the following captions:

	2003	2002
Costs and estimated earning in
excess of billings	$3,866,389	$5,822,945
Billings in excess of costs and
estimated earnings	(159,750)	(1,566,324)
	$3,706,639	$4,256,621

5. Maintenance and Other Inventory

	2003	2002
Maintenance and other inventory	$ 1,571,193	$1,539,736
Less allowance for obsolescence	1,000,000	820,000
	$ 571,193	$ 719,736

Maintenance and other inventory represents stock that is estimated to have a product life-cycle in excess of twelve-months. This stock represents certain items that the Company is required to maintain for service of products sold, and items that are generally subject to spontaneous ordering.

This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Therefore, management of the Company has recorded an allowance for potential inventory obsolescence.

The provision for potential inventory obsolescence was $180,000 and $137,000 for the years ended May 31, 2003 and 2002.

6. Property and Equipment:

	2003	2002
Land	$ 141,483	$ 141,483
Buildings and improvements	3,751,018	3,737,192
Machinery and equipment	3,861,648	3,825,474
Office furniture and equipment	474,373	467,132
Autos and trucks	86,625	76,081
	8,315,147	8,247,362
Less accumulated depreciation	4,399,139	4,098,838
	$3,916,008	$4,148,524

Depreciation expense was $329,519 and $292,507 for the years ended May 31, 2003 and 2002.

The following is a summary of property and equipment included above which is held under capital leases:

	2003	2002
Buildings and improvements	$ 806,707	$ 806,707
Machinery and equipment	722,915	722,915
Office furniture and equipment	102,985	102,985
	1,632,607	1,632,607
Less accumulated amortization	767,741	687,876
	$ 864,866	$ 944,731

Minimum future lease payments under capital leases as of May 31, 2003 for each of the next five years and in the aggregate are included in long-term debt (see Note 9).

Amortization of property and equipment under the capital leases included in depreciation expense is $79,865 and $76,951 for the years ended May 31, 2003 and 2002.

7. Investment in Affiliate:

Investment in affiliate consists of the Company's 23% ownership interest in common shares of Developments acquired at a cost of $85,619, plus the Company's cumulative equity in the net income of Developments of $323,103 and $296,005 through the years ended May 31, 2003 and 2002. The quoted market value of the Company's common shares of Developments at May 31, 2003 and 2002 was $439,510 and $764,862.

8. Short-Term Borrowings:

The Company has available a $7,500,000 bank demand line of credit with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25% or the bank's prime rate less ..25%. The line is secured by accounts receivable, equipment, inventory, and general intangibles. This line of credit is subject to the usual terms and conditions applied by the bank, and is subject to renewal annually. The amount outstanding under this line at May 31, 2003 was $4,329,000, of which $2,500,000 was payable at the 90 day LIBOR rate plus 2.25% (3.53% at May 31, 2003) and $1,829,000 payable at the bank's prime rate less .25% (4% at May 31, 2003). The amount outstanding at May 31, 2002 was $4,848,000.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis. Outstanding checks under this arrangement totaled $68,639 and $132,925 as of May 31, 2003 and 2002. These amounts are included in accounts payable.

9. Long-Term Debt:

	2003	2002
Bank term note, monthly payments of
$13,713 including interest at 7.19%,
secured by substantially all assets of
the Company, with the remaining
unpaid principal balance payable in
October 2008.	$ 737,300	$ 843,823
Industrial Revenue Development
Bonds, annual principal payments
ranging from $45,000 to $150,000
through June 2009 plus interest at
variable rates based on the highest
rated short-term, federally tax
exempt obligations (1.45% at May
31, 2003).	230,000	315,000
Bank mortgage note, monthly
principal payments of $1,444 plus
interest at the bank's prime rate
plus 1% (5.25% at May 31, 2003),
secured by related property, with
the remaining unpaid principal
balance payable in June 2008.	91,001	108,334
Bank mortgage, monthly principal
payments of $2,222 plus interest at
the bank's prime rate plus 1%
(5.25% at May 31, 2003), secured
by substantially all assets of the
Company, due February 2013.	260,000	286,667
Capital lease and other obligations
with varying maturities and interest
rates, secured by related assets.	96,448	118,189
	1,414,749	1,672,013
Less current portion	206,227	257,737
	$1,208,522	$1,414,276

In November 1994, the Company entered into a capital lease agreement with the Niagara County Industrial Development Agency (NCIDA) to finance certain construction costs for additions to its manufacturing/ testing facilities and for the acquisition of machinery and equipment. To finance the project, NCIDA authorized the sale of its Industrial Revenue Development Bonds, in the aggregate principal amount of $1,250,000, under a trust indenture with a bank as trustee. The capital lease obligation is secured by a first mortgage on real estate, project machinery and equipment, and guaranteed by an irrevocable bank letter of credit in the amount of $230,000 as of May 31, 2003.

As of May 31, 2003, $21,476 of funds were held by a trustee, representing an interest-bearing tax-free money fund restricted for principal reduction payments of the Industrial Revenue Development Bond during fiscal year ending May 31, 2004.

The term note and mortgage note are subject to certain restrictive covenants relating to net working capital, tangible net worth and capital expenditures.

The aggregate maturities of long-term debt subsequent to May 31, 2003 are:

2004	$ 206,227
2005	219,912
2006	230,965
2007	242,857
2008	232,166
Thereafter	282,622
$1,414,749

10. Sales:

Sales to two customers approximated 11% and 13% of net sales for 2003. Sales to two customers approximated 11% and 11% of net sales for 2002.

11. Income Taxes:

	2003	2002
Current tax provision:
Federal	$98,200	$165,800
State	8,700	8,900
	106,900	174,700
Deferred tax position:
Federal	47,500	(77,500)
State	5,100	(8,300)
	52,600	(85,800)
	$ 159,500	$88,900

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2003	2002
Computed tax provision at the
expected statutory rate	$173,600	$143,400
Effect of graduated Federal rates on
subsidiary income	(11,600)	(11,100)
State income tax - net of Federal
tax benefit	5,700	300
Tax effect of permanent differences:
Equity in net income of affiliate	(9,200)	(15,700)
Non-qualified stock option
compensation	-	(20,400)
Other permanent differences	-	(3,100)
Other	1,000	(4,500)
	$159,500	$88,900

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2003	2002
Deferred tax assets:
Allowance for doubtful receivables	$ 28,000	$ 47,600
Tax inventory adjustment	47,300	59,300
Allowance for obsolete inventory	363,100	297,700
Accrued vacation	35,200	33,700
Warranty allowance	29,000	29,000
Accrued losses on long-term
contracts	51,100	87,400
	553,700	554,700
Deferred tax liabilities
Excess tax depreciation	(232,300)	(180,700)
Net deferred tax assets	$ 321,400	$374,000

Income on undistributed earnings from affiliates and subsidiary are considered to be permanently reinvested, and therefore no provision for deferred income taxes has been recorded.

The Company and its subsidiary file separate Federal and State income tax returns. As of May 31, 2003, the Company had State investment tax credit carryforwards of approximately $144,000 expiring through May 2013.

12. Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2003	2002
Average common shares:
outstanding	2,857,569	2,826,935
Common shares issuable under
stock option plans	- 0 -	30,763
Average common shares
outstanding assuming dilution	2,857,569	2,857,698

13. Related Party Transactions:

Included in cost of goods sold are research and development expenses charged by Developments for services performed by its research engineers in the amount of $400,910 and $415,800 for the years ended May 31, 2003 and 2002.

Included in selling, general and administrative expenses is royalty expense charged by Developments for the use of patents in the Company's manufacturing operations in the amount of $125,030 and $206,007 for the years ended May 31, 2003 and 2002.

The Company leases certain office and laboratory facilities to Developments for a current annual rental of $12,000.

14. Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series. The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

15. Employee Stock Purchase Plan:

The Company has reserved 135,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan. Participation in the employee stock purchase plan is voluntary for all employees of the Company. Purchase of common shares can be made by employee contributions through payroll deductions with a matching contribution by the Company of a specified percentage of the employees' contributions based on length of employment with the Company. At the end of each calendar quarter, the employer/employee contributions will be applied to the purchase of common shares at fair market value which are then held in the name of the Company as custodian for the employees' shares. These shares are distributed to the employees at the end of each calendar year or upon withdrawal from the plan. During the years ended May 31, 2003 and 2002, 77,757 ($2.17 to $3.98 price per share) and 40,836 ($3.42 to $7.48 price per share) common shares, respectively, were issued to employees. As of May 31, 2003, 73,004 shares were reserved for further issue. The amount of Company matching expense was $65,326 and $61,328 for the years ended May 31, 2003 and 2002.

In June 2002, the Company reserved an additional 135,000 shares of common stock for issuance pursuant to this plan.

16. Stock Option Plans:

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

The Company has adopted the disclosure method of SFAS No. 123 Accounting for Stock-Based Compensation. Using the Black-Scholes option valuation model, the estimated fair value of each option granted under the plan was $2.00 and $3.65 during 2003 and $4.92 and $3.20 during 2002. Principal assumptions used in applying the Black-Scholes model to options at date of grant were as follows:

	2003	2002
Risk-free interest rate	3.625%	5.06% and 5.36%
Expected life in years	10	10
Expected volatility	82% and 86%	83%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	2003	2002
Outstanding, beginning of year	100,776	165,776
Options granted	33,250	38,000
Options exercised	-	(98,000)
Options expired	(15,000)	(5,000)
Outstanding, end of year (at
prices ranging from $2.06 to
$5.75 per share)	119,026	100,776

During the year ended May 31, 2002, option holders exercised 98,000 options ranging from $2.06 to $5.56 per share and received 98,000 shares of the Company's common stock.

The following table summarizes information about stock options outstanding at May 31, 2003:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price

$2.00-$3.00	48,000	8.2	$2.40
$3.01-$4.00	31,776	7.0	$3.47
$4.01-$5.00	8,250	9.2	$4.26
$5.01-$6.00	31,000	7.9	$5.71
$2.00-$6.00	119,026	7.9	$3.68

The following table summarizes information about stock options outstanding at May 31, 2002:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price

$2.00-$3.00	23,000	7.5	$2.42
$3.01-$4.00	31,776	8.0	$3.47
$4.01-$5.00	15,000	0.9	$4.28
$5.01-$6.00	31,000	8.9	$5.71
$2.00-$6.00	100,776	7.1	$4.04

17. Treasury Stock:

The Company purchased 29,800 shares of its common stock for a total of $71,377 (ranging from $2.02 to $2.50 per share) during the year ended May 31, 2003.

The Company purchased 69,363 shares of its common stock for a total of $416,761 (ranging from $3.43 to $7.95 per share) during the year ended May 31, 2002.

18. Retirement Plan:

The Company maintains a retirement plan for essentially all full-time employees pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 10% of employee voluntary salary deferrals up to a maximum of 1% of each participant's eligible compensation. The Company may also make discretionary contributions as determined annually by the Company's Board of Directors. The amount expensed under the plan was $12,965 and $13,637 for the years ended May 31, 2003 and 2002.

19. Fair Value of Financial Instruments:

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

20. Cash Flows Information:

	2003	2002

Interest paid	$311,833	$286,412

Income Taxes paid (refunded)	($190,348)	$478,453