Form 10QSB
period 2003-08-31
TAYLOR DEVICES INC
filed 2003-10-15
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended August 31, 2003

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

Yes	X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at August 31, 2003
Common Stock (2-1/2 cents par value)	2,926,460

TAYLOR DEVICES, INC.

Index to Form 10-QSB

TAYLOR DEVICES, INC. AND SUBSIDIARY

Part I - Item 1. Financial Statements

Condensed Consolidated Balance Sheets	(Unaudited)
	August 31, 2003	May 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 122,444	$ 417,166
Accounts receivable, net	4,740,251	4,219,972
Inventory	4,454,974	4,794,308
Costs and estimated earnings in excess of billings	1,157,479	3,866,389
Other current assets	1,060,208	864,565
Total current assets	11,535,356	14,162,400

Maintenance and other inventory, net	557,693	571,193

Property and equipment, net	3,845,523	3,916,008

Investment in affiliate, at equity	427,369	408,722

Intangibles and other assets	176,800	388,579

	$16,542,741	$19,446,902

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 2,039,027	$ 4,535,227
Payables - trade	1,328,287	1,369,300
Payables - affiliate	575,513	561,504
Accrued commissions	1,270,599	1,633,381
Billings in excess of costs and estimated earnings	343,783	159,750
Other current liabilities	941,442	917,619
Total current liabilities	6,498,651	9,176,781

Long-term liabilities	1,366,053	1,440,822

Minority stockholder's interest	402,301	396,929

Stockholders' Equity:
Common stock and additional paid-in capital	3,802,732	3,746,927
Retained earnings	5,365,697	5,566,826
	9,168,429	9,313,753
Treasury stock - at cost	(892,693)	(881,383)
Total stockholders' equity	8,275,736	8,432,370

	$16,542,741	$19,446,902

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)

For the three months ended August 31,	2003	2002

Sales, net	$2,989,261	$4,021,331

Cost of goods sold	2,398,048	2,214,820

Gross profit	591,213	1,806,511

Selling, general and administrative expenses	943,121	1,166,154

Operating income (loss)	(351,908)	640,357

Other income (expense), net	12,504	(75,745)

Income (loss) before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	(339,404)	564,612

Provision for income taxes (benefit)	(125,000)	204,000

Income (loss) before equity in net income of affiliate
and minority stockholder's interest	(214,404)	360,612

Equity in net income of affiliate	18,647	6,961

Income (loss) before minority stockholder's interest	(195,757)	367,573

Minority stockholder's interest	(5,372)	(5,187)

Net income (loss)	$ (201,129)	$ 362,386

Basic and diluted earnings (loss) per common share	$ (0.07)	$ 0.13

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows	(Unaudited)

For the three months ended August 31,	2003	2002

Cash flows from operating activities:
Net income (loss)	$ (201,129)	$ 362,386
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	85,770	82,200
Net proceeds on life insurance settlement	(53,719)	-
Equity in net income of affiliate	(18,647)	(6,961)
Minority stockholder's interest	5,372	5,187
Changes in other current assets and current liabilities:
Accounts receivable	(256,881)	(264,749)
Inventory	352,834	150,995
Costs and estimated earnings in excess of billings	2,708,910	64,181
Other current assets	(213,662)	211,827
Payables - trade	(41,013)	(290,393)
Payables - affiliate	14,009	10,038
Accrued commissions	(362,782)	-
Billings in excess of costs and estimated earnings	184,033	(810,189)
Other current liabilities	23,823	81,077
Net cash flows from (for) operating activities	2,226,918	(404,401)

Cash flows from investing activities:
Acquisition of property and equipment	(13,185)	(26,081)
Other investing activities	18,019	63,750
Net cash flows from investing activities	4,834	37,669

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt
	(2,570,969)	219,908
Proceeds from issuance of common stock	55,805	52,066
Acquisition of treasury stock	(11,310)	-
Net cash flows from (for) financing activities	(2,526,474)	271,974

Net decrease in cash and cash equivalents	(294,722)	(94,758)

Cash and cash equivalents - beginning	417,166	224,110

Cash and cash equivalents - ending	$ 122,444	$ 129,352

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2003 and May 31, 2003 and the results of operations and cash flows for the three months ended August 31, 2003 and 2002. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2003.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.

For the three month period ended August 31, 2003, the loss was divided by 2,926,460, which is net of the Treasury shares, to calculate the loss per share. For the three month period ended August 31, 2002, the profit was divided by 2,874,616,which is net of the Treasury shares, to calculate the earnings per share.

4.	The results of operations for the three month period ended August 31, 2003 are not necessarily indicative of the results to be expected for the full year.
TAYLOR DEVICES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 2, "Management's Discussion and Analysis or Plan of Operations," and elsewhere in this 10-QSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparison of the three months ended August 31, 2003 and 2002

Increase (Decrease)
Sales, net	($1,032,000)
Cost of goods sold	$183,000
Selling, general and administrative expenses	($223,000)
Other income (expense), net	$88,000
Income (loss) before provision for income taxes, equity in
net income of affiliate and minority stockholder's interest	($904,000)
Provision for income taxes (benefit)	($329,000)
Income (loss) before equity in net income of affiliate
and minority stockholder's interest	($575,000)
Equity in net income of affiliate	$12,000
Net income (loss)	($563,000)

TAYLOR DEVICES, INC.

Management's Discussion and Analysis or Plan of Operation (Continued)

The Company's consolidated results of operations for the three months ended August 31, 2003 showed a 26% decrease in net revenues from the three months ended August 31, 2002, and a decrease in net income from $362,000 to a net loss of $201,000. Gross profit for the quarter ended August 31, 2003 decreased by 67% over the first quarter of the prior year. The gross profit as a percentage of net revenues for the quarter was 20% as compared to 45% for the same period in the prior year. Gross margin for the quarter ended August 31, 2002 benefited from the final shipment or near close-out of several large orders that had been taken into revenue on a progress bill and estimated cost basis. The final close-out costs or revised estimates for these orders was more favorable than had been anticipated at the beginning of that period. Reduced volume of highly engineered aerospace products and increased volume of very competitively bid construction projects accounted for a reduced gross margin that appears to be a temporary condition. Based on the make-up of the current backlog, the Company expects to show future aerospace sales increasing and improved profit margin on construction projects.

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

Selling, general and administrative costs decreased for the three months ended August 31, 2003 by approximately 19% from the prior year primarily due to lower levels of commission expenses which are directly related to the level of sales for the period. A 34% decrease in advertising and promotion expenses along with a 5% decrease in personnel related expenses contributed to the savings over the prior year. This decrease in expenses was partially offset by increases in professional expenses of $65,000 incurred in part to assure the integrity of financial reporting and corporate disclosure following passage of the Sarbanes-Oxley Act in 2002.

Depreciation expense increased by $7,000 over the same period of the prior year.

Operating loss of $352,000 for the three months ended August 31, 2003 is compared to operating income of $640,000 in the same period of the prior year. This is a result of the reduced volume, unfavorable product / project mix and other factors that affected the change in gross margins during the comparable periods, as mentioned above.

Interest expense decreased for the three months ended August 31, 2003 by approximately 41% from the same period of the prior year due to a combination of lower interest rates on the Company's variable long-term and short-term debt along with a lower level of use of the Company's operating line of credit. The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

Miscellaneous income of $54,000 in the three months ended August 31, 2003 is primarily the excess of proceeds from the life insurance policies on the Company's founder, Paul H. Taylor, over the net of the cash surrender value of the policies and loans against the policies.

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity and capital requirements relate to the working capital needs. These are primarily inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, billings in excess of costs and estimated earnings, and debt service. The Company's primary sources of liquidity have been from positive cash flows and from bank financing.

Capital expenditures for the three months ended August 31, 2003 were $13,000 compared to $26,000 in the same period of the prior year. There are no material commitments for capital expenditures as of August 31, 2003.

The Company has a $7,500,000 line of credit on which there is a $1,800,000 balance outstanding as of August 31, 2003. This is down from the $4,300,000 balance outstanding as of May 31, 2003. The balance is expected to fall to below $1,000,000 during the second quarter of the fiscal year ending May 31, 2004 as payments are received from customers for significant projects that are now completed. The outstanding balance of the line of credit will fluctuate as the Company's various long-term projects progress.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent four years are as follows: 2004 - $138,000; 2005 - $220,000; 2006 - $231,000; 2007 - $243,000; and 2008 - $232,000.

Inventory, at $4,455,000 as of August 31, 2003, is lower by approximately 7% over the prior year-end. Of this, approximately 85% is work in process, 9% is finished goods, and 6% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life-cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.

This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Therefore, management of the Company has recorded an allowance for potential inventory obsolescence. Management intends to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

The provision for potential inventory obsolescence was $45,000 for the three month period ended August 31, 2003 as it was for the same period last year.

The Company combines the totals of accounts receivable, the asset "costs and estimated earnings in excess of billings", and the liability, "billings in excess of costs and estimated earnings", to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $4,740,000 as of May 31, 2003 includes approximately $592,000 of amounts retained by customers on long-term construction projects. The increase in accounts receivable over the prior year-end by approximately $520,000 is due to (1) recently completed long-term projects which have been billed to the customers; and (2) the advanced stage of completion of many of the long-term contracts which provide for progress billings to the customers. All of these amounts, including the retainage, are expected to be collected during the current fiscal year.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible in certain governmental contracts and contracts with foreign customers. The $1,157,000 balance in this account at August 31, 2003 is a 70% decrease from the prior year-end for the same reasons noted above for the increase in accounts receivable. This entire amount is expected to be billed during the current fiscal year.

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized. The $344,000 balance in this account at August 31, 2003 is an increase from the $160,000 balance at the end of the prior year. Final delivery of product under these contracts is expected to occur during the current fiscal year.

The Company's backlog of sales orders at August 31, 2003 is $8.1 million, down from the backlog at the end of the prior year of $9.2 million.

The trend of higher deferred billings and lower advance billings is expected to continue as the Company's sales through long-term construction contracts to governmental agencies and foreign customers continue.

Accounts payable, at $1,328,000 as of August 31, 2003, is approximately $41,000 less than the prior year-end.

Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of August 31, 2003 are $1,271,000. This is approximately $360,000 higher than the prior year-end. The current accrued amount is expected to be paid during the fiscal year ending May 31, 2004.

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

During the three months ended August 31, 2003, the Company purchased 4,600 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors. From time to time, subject to market price, the Company expects to continue reacquiring shares.

Management believes that the Company's internally generated cash flows and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases for the fiscal year ending May 31, 2004.

TAYLOR DEVICES, INC.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report and have concluded that as of the evaluation date, the disclosure controls and procedures were adequate to ensure that material information relating to the Company was made known to the officers by others within the Company. Management continues to proceed with plans to upgrade its cost accounting procedures through customization of its current software.

(b) Changes in internal controls.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the three months ended August 31, 2003, the Company has performed backward-looking reviews of all significant sales orders shipped and costed under progress billing conditions and determined that the current techniques provide adequate in-process information. The effort will now concentrate on converting the data gathering aspects of this process to EDP methods to improve response times and minimize the manual input currently required.

TAYLOR DEVICES, INC.

Part II - Other Information

ITEM 1	Legal Proceedings
The Company is not currently engaged in any litigation.
ITEM 2	Changes in Securities None
ITEM 3	Defaults Upon Senior Securities None
ITEM 4	Submission of Matters to Vote of Securities Holders None
ITEM 5	Other Information
For the period 6/1/03 to 8/31/03, changes in the Company's outstanding shares are as follows:
	1.	An increase of 21,546 shares for purchase of Company stock by employees from the 2002 Taylor Devices, Inc. Employee Stock Purchase Plan.
	2.	An increase in Treasury shares of 4,600, which were returned to the treasury from open market purchases by the Company for the period of 6/1/03 to 8/31/03. Treasury shares at 8/31/03 are 241,801.

ITEM 6	Exhibits and Reports on Form 8-K

EXHIBITS

10(i)	Form of Indemnity Agreement between the Company and Mark V. McDonough, Chief Financial Officer, signed and dated September 8, 2003.
31(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.
32(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

Accountants' Review Report

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of August 31, 2003, and the related condensed consolidated statements of income and cash flows for the three months ended August 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of May 31, 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 8, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
October 9, 2003

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By	s/Douglas P. Taylor	Date:	October 13, 2003
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)
AND

By	s/Mark V. McDonough	Date:	October 13, 2003
Mark V. McDonough Chief Financial Officer