Form 10QSB
period 2003-11-30
TAYLOR DEVICES INC
filed 2004-01-14
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended November 30, 2003

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

Yes	X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at November 30, 2003
Common Stock (2-1/2 cents par value)	2,950,450

TAYLOR DEVICES, INC.

Index to Form 10-QSB

TAYLOR DEVICES, INC. AND SUBSIDIARY

Part I - Item 1. Financial Statements

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30, 2003	May 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 133,241	$ 417,166
Accounts receivable, net	2,547,599	4,219,972
Inventory	4,207,486	4,794,308
Costs and estimated earnings in excess of billings	1,590,069	3,866,389
Other current assets	1,230,319	864,565
Total current assets	9,708,714	14,162,400

Maintenance and other inventory, net	557,693	571,193

Property and equipment, net	3,781,891	3,916,008

Investment in affiliate, at equity	436,197	408,722

Intangibles and other assets	179,078	388,579

	$14,663,573	$19,446,902

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt
	$ 405,843	$ 4,535,227
Payables - trade	996,261	1,369,300
Accrued commissions	1,283,102	1,633,381
Billings in excess of costs and estimated earnings	308,634	159,750
Other current liabilities	939,880	917,619
Total current liabilities	3,933,720	8,615,277

Long-term liabilities	1,317,366	1,440,822
Payables - affiliate, net	787,893	561,504
Minority stockholder's interest	405,169	396,929

Stockholders' Equity:
Common stock and additional paid-in capital	3,864,145	3,746,927
Retained earnings	5,248,249	5,566,826
	9,112,394	9,313,753
Treasury stock - at cost	(892,969)	(881,383)
Total stockholders' equity	8,219,425	8,432,370

	$14,663,573	$19,446,902

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2003	2002	2003	2002
Sales, net	$3,354,261	$3,040,983	$6,343,522	$7,062,314

Cost of goods sold	2,483,122	1,638,321	4,881,170	3,853,141

Gross profit	871,139	1,402,662	1,462,352	3,209,173

Selling, general and administrative expenses	1,068,881	975,967	2,012,002	2,142,121

Operating income (loss)	(197,742)	426,695	(549,650)	1,067,052

Other expense, net	28,166	69,089	15,662	144,834

Income (loss) before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	(225,908)	357,606	(565,312)	922,218

Provision for income taxes (benefit)	(102,500)	132,000	(227,500)	336,000

Income (loss) before equity in net income of affiliate and minority stockholder's interest
	(123,408)	225,606	(337,812)	586,218

Equity in net income of affiliate	8,828	4,689	27,475	11,650

Income (loss) before minority stockholder's interest	(114,580)	230,295	(310,337)	597,868

Minority stockholder's interest	(2,868)	(5,187)	(8,240)	(10,374)

Net income (loss)	$ (117,448)	$ 225,108	$(318,577)	$ 587,494

Basic and diluted earnings (loss) per common share	$ (0.04)	$ 0.08	$ (0.11)	$ 0.20

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows	(Unaudited)

For the six months ended November 30,	2003	2002

Cash flows from operating activities:
Net income (loss)	$ (318,577)	$ 587,494
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	172,622	167,424
Equity in net income of affiliate	(27,475)	(11,650)
Gain on settlement of officer life insurance policies	(53,720)	-
Minority stockholder's interest	8,240	10,374
Changes in other assets and liabilities:
Accounts receivable	1,672,373	127,169
Inventory	600,322	(207,843)
Costs and estimated earnings in excess of billings	2,276,320	(142,250)
Other current assets	(375,545)	324,833
Payables - trade	(373,039)	(554,538)
Accrued commissions	(350,279)	115,616
Billings in excess of costs and estimated earnings	148,884	(1,031,034)
Other current liabilities	22,261	243,580
Net cash flows from (for) operating activities	3,402,387	(370,825)

Cash flows from investing activities:
Acquisition of property and equipment	(34,305)	(43,570)
Proceeds from settlement of officer life insurance policies	263,398	-
Other investing activities	5,414	55,033
Net cash flows from investing activities	234,507	11,463

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt
	(4,252,840)	350,165
Changes in payables - affiliate, net	226,389	(28,233)
Proceeds from issuance of common stock	117,218	102,418
Acquisition of treasury stock	(11,586)	(31,419)
Net cash flows from (for) financing activities	(3,920,819)	392,931

Net increase (decrease) in cash and cash equivalents	(283,925)	33,569

Cash and cash equivalents - beginning	417,166	224,110

Cash and cash equivalents - ending	$ 133,241	$ 257,679

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2003 and May 31, 2003, the results of operations for the three and six months ended November 30, 2003 and 2002, and cash flows for the six months ended November 30, 2003 and 2002. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2003.

2.	The May 31, 2003 condensed consolidated balance sheet has been reclassified to conform with the condensed consolidated balance sheet presentation of the Payable - affiliate, net adopted for 2004.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the three and six month period ended November 30, 2003, the loss was divided by 2,950,450, which is net of the Treasury shares, to calculate the loss per share. For the three and six month period ended November 30, 2002, the profit was divided by 2,883,998,which is net of the Treasury shares, to calculate the earnings per share.

5.	The results of operations for the six month period ended November 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparison of the six months ended November 30, 2003 and 2002
Increase (Decrease)
Sales, net	($719,000)
Cost of goods sold	$1,028,000
Selling, general and administrative expenses	($130,000)
Other expense, net	($129,000)
Income (loss) before provision for income taxes, equity in
net income of affiliate and minority stockholder's interest	($1,488,000)
Provision for income taxes (benefit)	($564,000)
Income (loss) before equity in net income of affiliate
and minority stockholder's interest	($924,000)
Equity in net income of affiliate	$16,000
Net income (loss)	($906,000)

TAYLOR DEVICES, INC.

Management's Discussion and Analysis or Plan of Operation (Continued)

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

Adjustments to cost estimates are made periodically, and any losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined, however, any profits expected on contracts in progress are recognized over the life of the contract.

For financial statement presentation purposes, the Company nets progress billings against the total costs incurred on uncompleted contracts. The asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

For the six months ended November 30, 2003 (All figures being discussed are for the six months ended November 30, 2003 as compared to the six months ended November 30, 2002.)

The Company's consolidated results of operations showed a 10% decrease in net revenues with a decrease in net income from $587,000 to a net loss of $319,000. Gross profit decreased by 54%. The gross profit as a percentage of net revenues for the quarter was 23% as compared to 45% for the same period in the prior year. Gross margin for the prior year period benefited from the final shipment or near close-out of several large orders that had been taken into revenue on a progress bill and estimated cost basis. The final close-out costs or revised estimates for these orders was more favorable than had been anticipated at the beginning of that period. The product mix in the current period includes a reduced percentage of highly engineered aerospace products and an increased percentage of very competitively bid construction projects which combined to result in a reduced gross margin and which are now coming to completion.  The Company expects that profit margins will improve in the coming quarters based on the make-up of the current backlog which indicates future aerospace sales increasing and improved profit margin on design / build bridge and building construction projects. Certain long-term construction projects in Asia, which were very competitively bid, are now completed. The weaker U.S. dollar is expected to help make our products more competitive in foreign markets.

Selling, general and administrative expenses decreased by approximately 6% from the prior year primarily due to lower levels of commission expense, which is directly related to the level of sales for the period. A 33% decrease in advertising and promotion expenses contributed to the savings over the prior year.

Depreciation expense increased by $13,000 over the same period of the prior year.

The above factors resulted in an operating loss of $550,000 for the six months ended November 30, 2003 as compared to operating income of $1,067,000 in the same period of the prior year.

Interest expense decreased by approximately 50% from the same period of the prior year due to a combination of lower interest rates on the Company's variable long-term and short-term debt along with a lower level of use of the Company's operating line of credit. The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

Other income of $60,000 in the six months ended November 30, 2003 is primarily the excess of proceeds from the life insurance policies on the Company's founder, Paul H. Taylor, over the net of the cash surrender value of the policies and loans against the policies.

For the three months ended November 30, 2003 (All figures being discussed are for the three months ended November 30, 2003 as compared to the three months ended November 30, 2002.)

The Company's consolidated results of operations showed a 10% increase in net revenues with a decrease in net income from $225,000 to a net loss of $117,000. Gross profit decreased by 38%. The gross profit as a percentage of net revenues for the quarter was 26% as compared to 46% for the same period in the prior year. The factors affecting the gross profit in the three months ended November 30, 2003 as compared to the three months ended November 30, 2002 are the same as noted above for the six month period.

Selling, general and administrative expenses increased by approximately 10% from the prior year primarily due to higher levels of commission and royalty expenses, which are directly related to the level of sales for the period.

Depreciation expense increased by $6,000 over the same period of the prior year.

The above factors resulted in an operating loss of $198,000 for the three months ended November 30, 2003 as compared to operating income of $427,000 in the same period of the prior year.

Interest expense decreased by approximately 58% from the same period of the prior year due to a combination of lower interest rates on the Company's variable long-term and short-term debt along with a lower level of use of the Company's operating line of credit.

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

Capital expenditures for the six months ended November 30, 2003 were $34,000 compared to $44,000 in the same period of the prior year. There are no material commitments for capital expenditures as of November 30, 2003.

The Company has a $7,500,000 line of credit on which there is a $191,000 balance outstanding as of November 30, 2003, down from the $4,300,000 balance outstanding as of May 31, 2003. The balance is expected to be paid in full during the third quarter of the fiscal year ending May 31, 2004 as payments are received from customers for significant projects that are now completed. The line of credit will be retained and the outstanding balance of the line will fluctuate as the Company's various long-term projects progress.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent four years are as follows: 2004 - $91,000; 2005 - $220,000; 2006 - $231,000; 2007 - $243,000; and 2008 - $232,000.

Inventory, at $4,207,000 as of November 30, 2003, is lower by approximately 12% over the prior year-end. Of this, approximately 86% is work in process, 8% is finished goods, and 6% is raw materials.

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

The provision for potential inventory obsolescence was $90,000 for the six-month period ended November 30, 2003 as it was for the same period last year.

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

Accounts receivable of $2,548,000 as of November 30, 2003 includes approximately $462,000 of amounts retained by customers on long-term construction projects. The decrease in accounts receivable over the prior year-end by approximately $1,672,000 is due to the final collection of receivables on certain long-term projects. All of these amounts, including the retainage, are expected to be collected during the current fiscal year.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible in certain governmental contracts and contracts with foreign customers. The $1,590,000 balance in this account at November 30, 2003 is a 59% decrease from the prior year-end. This decrease results from increased billings to the customers as many of the long-term projects are at an advanced stage of completion at November 30, 2003. The entire amount is expected to be billed during the current fiscal year.

As noted, above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized. The $309,000 balance in this account at November 30, 2003 is an increase from the $160,000 balance at the end of the prior year. Final delivery of product under these contracts is expected to occur during the current fiscal year.

The Company's backlog of sales orders at November 30, 2003 is $7.5 million, down from the backlog at the end of the prior year of $9.2 million. $3.2 million of the current backlog is on projects already in progress.

Accounts payable, at $996,000 as of November 30, 2003, is approximately $373,000 less than the prior year-end.

Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of November 30, 2003 are $1,283,000. This is approximately $350,000 lower than the prior year-end. The current accrued amount is expected to be paid during the fiscal year ending May 31, 2004.

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

During the six months ended November 30, 2003, the Company purchased 4,600 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors. From time to time, subject to market price, the Company expects to continue reacquiring shares.

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

TAYLOR DEVICES, INC.

Part II - Other Information

ITEM 1	Legal Proceedings
None except for routine litigation incidental to the Company's business.
ITEM 2	Changes in Securities
None
ITEM 3	Defaults Upon Senior Securities
None
ITEM 4	Submission of Matters to Vote of Securities Holders

The Annual Meeting of Shareholders was held on November 14, 2003. The total outstanding number of shares on the meeting record date of September 22, 2003 was 2,926,460. A total of 2,293,006 shares were present in person or by proxy at the meeting. The following are the election results for the slate of directors presented by management:

Two Class 2 Directors of the Company were elected to serve a three year term expiring in 2006.

Donald B. Hofmar - 2,270,586 shares voted for and 22,420 shares withheld.
Richard G. Hill - 2,261,249 shares voted for and 31,757 shares withheld.

ITEM 5	Other Information
For the period 9/1/03 to 11/30/03, changes in the Company's outstanding shares are as follows:
	1.	An increase of 23,990 shares for purchase of Company stock by employees from the 2002 Taylor Devices, Inc. Employee Stock Purchase Plan.
	2.	There was no change in the Treasury shares from open market purchases by the Company for the period of 9/1/03 to 11/30/03. Treasury shares at 11/30/03 are 241,801.

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits

20	News from Taylor Devices, Inc. Shareholder Letter, Winter 2003-2004
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

(b)	Reports on Form 8-K

None

Accountants' Review Report

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of November 30, 2003, and the related condensed consolidated statements of income and cash flows for the three and six months ended November 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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
December 19, 2003

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	s/Douglas P. Taylor	Date:	January 13, 2004
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)
AND

By:	s/Mark V. McDonough	Date:	January 13, 2004
Mark V. McDonough Chief Financial Officer