Form 10QSB
period 2004-02-29
TAYLOR DEVICES INC
filed 2004-04-14
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended February 29, 2004

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

Yes	X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at February 29, 2004
Common Stock (2-1/2 cents par value)	2,973,603

TAYLOR DEVICES, INC.

Index to Form 10-QSB

TAYLOR DEVICES, INC. AND SUBSIDIARY

Part I - Item 1. Financial Statements

Condensed Consolidated Balance Sheets	(Unaudited)
	February 29, 2004	May 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 71,733	$ 417,166
Accounts receivable, net	2,310,559	4,219,972
Inventory	4,297,490	4,794,308
Costs and estimated earnings in excess of billings	1,164,244	3,866,389
Other current assets	1,038,078	864,565
Total current assets	8,882,104	14,162,400

Maintenance and other inventory, net	436,503	571,193

Property and equipment, net	3,721,831	3,916,008

Investment in affiliate, at equity	441,934	408,722

Intangibles and other assets	177,875	388,579

	$13,660,247	$19,446,902

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt
	$ 937,336	$ 4,535,227
Payables - trade	850,870	1,369,300
Accrued commissions	566,772	1,633,381
Billings in excess of costs and estimated earnings	33,020	159,750
Other current liabilities	398,542	917,619
Total current liabilities	2,786,540	8,615,277

Long-term liabilities	1,267,701	1,440,822
Payables - affiliate, net	858,968	561,504
Minority stockholder's interest	410,162	396,929

Stockholders' Equity:
Common stock and additional paid-in capital	3,925,732	3,746,927
Retained earnings	5,304,113	5,566,826
	9,229,845	9,313,753
Treasury stock - at cost	(892,969)	(881,383)
Total stockholders' equity	8,336,876	8,432,370

	$13,660,247	$19,446,902

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended February 29 February 28		For the nine months ended February 29 February 28
	2004	2003	2004	2003

Sales, net	$3,372,094	$4,049,385	$9,715,617	$11,111,699

Cost of goods sold	2,297,773	2,510,652	7,178,943	6,363,793

Gross profit	1,074,321	1,538,733	2,536,674	4,747,906

Selling, general and administrative expenses	926,928	1,261,403	2,938,929	3,403,524

Operating income (loss)	147,393	277,330	(402,255)	1,344,382

Other income (expense), net	(21,275)	(74,944)	(36,936)	(219,778)

Income (loss) before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	126,118	202,386	(439,191)	1,124,604

Provision for income taxes (benefit)	71,000	69,000	(156,500)	405,000

Income (loss) before equity in net income of affiliate and minority stockholder's interest
	55,118	133,386	(282,691)	719,604

Equity in net income of affiliate	5,738	6,330	33,212	17,980

Income (loss) before minority stockholder's interest	60,856	139,716	(249,479)	737,584

Minority stockholder's interest	(4,994)	(4,305)	(13,233)	(14,679)

Net income (loss)	$ 55,862	$ 135,411	$ (262,712)	$ 722,905

Basic and diluted earnings (loss) per common share	$ 0.02	$ 0.05	$ (0.09)	$ 0.25

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows	(Unaudited)

	February 29,	February 28,
For the nine months ended	2004	2003

Cash flows from operating activities:
Net income (loss)	$ (262,712)	$ 722,905
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	259,148	251,136
Equity in net income of affiliate	(33,212)	(17,980)
Gain on settlement of officer life insurance policies	(53,720)	-
Minority stockholder's interest	13,233	14,679
Changes in other assets and liabilities:
Accounts receivable	1,909,413	(1,528,184)
Inventory	631,508	57,200
Costs and estimated earnings in excess of billings	2,702,145	693,797
Other current assets	(336,294)	483,372
Payables - trade	(518,430)	(351,970)
Accrued commissions	(1,066,609)	345,525
Billings in excess of costs and estimated earnings	(126,730)	(1,504,909)
Other current liabilities	(519,077)	534,286
Net cash flows from (for) operating activities	2,598,663	(300,143)

Cash flows from investing activities:
Acquisition of property and equipment	(58,671)	(88,555)
Proceeds from settlement of officer life insurance policies	263,398	-
Other investing activities	157,506	(51,208)
Net cash flows from (for) investing activities	362,233	(139,763)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt
	(3,771,012)	558,886
Changes in payables - affiliate, net	297,464	(11,876)
Proceeds from issuance of common stock	178,805	152,497
Acquisition of treasury stock	(11,586)	(42,345)
Net cash flows from (for) financing activities	(3,306,329)	657,162

Net increase (decrease) in cash and cash equivalents	(345,433)	217,256

Cash and cash equivalents - beginning	417,166	224,110

Cash and cash equivalents - ending	$ 71,733	$ 441,366

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 29, 2004 and May 31, 2003, the results of operations for the three and nine months ended February 29, 2004 and February 28, 2003, and cash flows for the nine months ended February 29, 2004 and February 28, 2003. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2003.

2.	The May 31, 2003 condensed consolidated balance sheet has been reclassified to conform with the condensed consolidated balance sheet presentation of the Payable - affiliate, net adopted for 2004.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.

For the three and nine month period ended February 29, 2004, the loss was divided by 2,973,603, which is net of the Treasury shares, to calculate the loss per share. For the three and nine month period ended February 28, 2003, the profit was divided by 2,900,876,which is net of the Treasury shares, to calculate the earnings per share.

5.	The results of operations for the nine month period ended February 29, 2004 are not necessarily indicative of the results to be expected for the full year.

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparison of the nine months ended February 29, 2004 and February 28, 2003
Increase (Decrease)
Sales, net	($1,396,000)
Cost of goods sold	$815,000
Selling, general and administrative expenses	($465,000)
Other expense, net	($183,000)
Income (loss) before provision for income taxes, equity in
net income of affiliate and minority stockholder's interest	($1,564,000)
Provision for income taxes (benefit)	($562,000)
Income (loss) before equity in net income of affiliate
and minority stockholder's interest	($1,002,000)
Equity in net income of affiliate	$15,000
Net income (loss)	($986,000)
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

For the nine months ended February 29, 2004 (All figures being discussed are for the nine months ended February 29, 2004 as compared to the nine months ended February 28, 2003.)

Nine Months Ended	Change
	February 29, 2004	February 28, 2003	Increase / (Decrease)	Percent Change
Net Revenue	$9,716,000	$11,112,000	$(1,396,000)	-13%
Cost of sales	7,179,000	6,364,000	815,000	13%
Gross profit	$2,537,000	$ 4,748,000	$(2,211,000)	-47%
...as a percentage of net revenues	26%	43%

The Company's consolidated results of operations showed a 13% decrease in net revenues with a decrease in net income from $723,000 to a net loss of $263,000. Gross profit decreased by 47%. The gross profit as a percentage of net revenues for the quarter was 26% as compared to 43% for the same period in the prior year. Gross margin for the prior year period benefitted from the final shipment or near closeout of several large orders that had been taken into revenue on a progress bill and estimated cost basis. The final closeout costs or revised estimates for these orders were more favorable than had been anticipated at the beginning of that period. The product mix in the current period includes a reduced percentage of highly engineered aerospace products and increased percentage of very competitively bid construction projects that, when combined, results in a reduced gross margin. This trend has started to reverse, however, as the Company has shown improvements in the gross margins of long-term contracts during the past nine months. As a percentage of sales, the gross margin on long-term contracts has increased from 8% in the first quarter to 21% in the second quarter to 34% in the third quarter. Certain long-term construction projects in Asia, which were very competitively bid, are now completed. The weaker U.S. dollar is expected to help make our products more competitive in foreign markets. Management is optimistic that these improved gross margins will continue based on the make-up of the current backlog which indicates future aerospace sales increasing and improved profit margin on design / build bridge and building construction projects. The Company continues to reduce spending on overhead, as the level of sales has decreased, in its effort to improve profitability.

Selling, General and Administrative Expenses
Nine Months Ended	Change
	February 29, 2004	February 28, 2003	Increase / (Decrease)	Percent Change
Outside Commissions	$ 695,000	$1,145,000	$(450,000)	-39%
Royalties	205,000	81,000	124,000	153%
Other SG&A	2,039,000	2,178,000	(139,000)	-6%
Total SG&A	$2,939,000	$3,404,000	$(465,000)	-14%
...as a percentage of net revenues	30%	31%

Selling, general and administrative expenses decreased by approximately 14% from the prior year primarily due to lower levels of commission expense, which is directly related to the level of sales for the period. There was $92,000 of bad debt expense last year that did not repeat this year. This reduction, combined with a 33% decrease in advertising and promotion expenses contributed to the savings over the prior year. Included in the overall 14% decrease in expense is an increase in royalty expense of $124,000. The royalty expense increase is directly related to the increase in the sales of products manufactured by the Company under agreement with affiliate Tayco Development, Inc., which owns the patents on the technology utilized in the products.

Depreciation expense increased by $17,000 over the same period of the prior year.

The above factors resulted in an operating loss of $402,000 for the nine months ended February 29, 2004 as compared to operating income of $1,344,000 in the same period of the prior year.

Interest expense decreased by approximately 57% from the same period of the prior year due to a combination of lower interest rates on the Company's variable long-term and short-term debt along with a lower level of use of the Company's operating line of credit. The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

Other income of $60,000 in the nine months ended February 29, 2004 is primarily the excess of proceeds from the life insurance policies on the Company's founder, Paul H. Taylor, over the net of the cash surrender value of the policies and loans against the policies.

For the three months ended February 29, 2004 (All figures being discussed are for the three months ended February 29, 2004 as compared to the three months ended February 28, 2003.)

Three Months Ended	Change
	February 29, 2004	February 28, 2003	Increase / (Decrease)	Percent Change
Net Revenue	$3,372,000	$4,049,000	$(677,000)	-17%
Cost of sales	2,298,000	2,511,000	(213,000)	-8%
Gross profit	$1,074,000	$1,538,000	$(464,000)	-30%
...as a percentage of net revenues	32%	38%

The Company's consolidated results of operations showed a 17% decrease in net revenues with a 59% decrease in net income from $135,000 to $56,000. Gross profit decreased by 30%. The gross profit as a percentage of net revenues for the quarter was 32% as compared to 38% for the same period in the prior year. In the third quarter of the prior year, the Company encountered intense foreign competition and unfavorable currency exchange rates that led to the booking of certain long-term project orders at very tight margins. Those projects continued through the second quarter of the current year. As noted above, the margins earned on the long-term projects have been improving each quarter this year. Based on the revenue remaining to be recorded on long-term projects already in progress as of February 29, 2004, the favorable product mix in the remainder of the backlog and the continued efforts to reduce overhead spending, the gross margin in the fourth quarter, as a percentage of sales, is expected to be higher than the third quarter and significantly better than the 20% margin earned in the fourth quarter of last year.

Selling, General and Administrative Expenses
Three Months Ended	Change
	February 29, 2004	February 28, 2003	Increase / (Decrease)	Percent Change
Outside Commissions	$227,000	$ 472,000	$(245,000)	-52%
Royalties	44,000	25,000	19,000	76%
Other SG&A	656,000	764,000	(108,000)	-14%
Total SG&A	$927,000	$1,261,000	$(334,000)	-26%
... as a percentage of net revenues	27%	31%

Selling, general and administrative expenses decreased by approximately 27% from the prior year. Commission expense dropped by 40% during this same period reflecting the current year absence of large sales contracts with higher than normal commission rates. There was $60,000 of bad debt expense last year that did not repeat this year. This reduction, combined with a 33% decrease in advertising and promotion expenses contributed to the savings over the prior year.

Depreciation expense increased by $5,000 over the same period of the prior year.

The above factors resulted in an operating income of $147,000 as compared to $277,000 in the same period of the prior year.

Interest expense decreased by approximately 70% from the same period of the prior year due to a combination of lower interest rates on the Company's variable long-term and short-term debt along with a lower level of use of the Company's operating line of credit.

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity relates to the working capital needs. These are primarily inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, billings in excess of costs and estimated earnings, and debt service. The Company's primary sources of liquidity have been from operations and from bank financing.

Capital expenditures for the nine months ended February 29, 2004 were $59,000 compared to $89,000 in the same period of the prior year. There are no material commitments for capital expenditures as of February 29, 2004.

The Company has a $7,500,000 line of credit on which there is a $720,000 balance outstanding as of February 29, 2004. This is down from the $4,300,000 balance outstanding as of May 31, 2003. This significant reduction in the outstanding balance of the line of credit is the result of collection of receivables on large, long-term projects that completed earlier in the year. The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2004 - $44,000; 2005 - $220,000; 2006 - $231,000; 2007 - $243,000; 2008 - $232,000; and 2009 - $138,000.

Inventory and Maintenance Inventory
February 29, 2004	May 31, 2003	Decrease
Raw Materials	$ 276,000		$ 315,000		$ (39,000)	-12%
Work in process	3,709,000		3,970,000		(261,000)	-7%
Finished goods	312,000		509,000		(197,000)	-39%
Inventory	4,297,000	91%	4,794,000	89%	(497,000)	-10%
Maintenance inventory	437,000	9%	571,000	11%	(134,000)	-23%
Total	$4,734,000	100%	$5,365,000	100%	$(631,000)	-12%

Inventory turnover	1.9		1.6
NOTE: Inventory turnover is annualized for the nine-month period ending February 29, 2004.

Inventory, at $4,297,000 as of February 29, 2004, is lower by approximately 10% over the prior year-end. Of this, approximately 86% is work in process, 7% is finished goods, and 7% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.

This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $135,000 for the nine-month period ended February 29, 2004 as it was for the same period last year. However, management intends to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
February 29, 2004	May 31, 2003	Decrease
Accounts receivable	$2,311,000	$4,220,000	$(1,909,000)	-45%
Costs and estimated earnings in excess of billings	1,164,000	3,866,000	(2,702,000)	-70%
Less:
Billings in excess of costs and estimated earnings	33,000	160,000	(127,000)	-79%
Net	$3,442,000	$7,926,000	$(4,484,000)	-57%

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

Accounts receivable of $2,311,000 as of February 29, 2004 includes approximately $352,000 of amounts retained by customers on long-term construction projects. The decrease in accounts receivable over the prior year-end by approximately $1,909,000 is due to the final collection of receivables on certain long-term projects. The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible in certain governmental contracts and contracts with foreign customers. The $1,164,000 balance in this account at February 29, 2004 is a 70% decrease from the prior year-end. This decrease results from increased billings to the customers as many of the long-term projects have completed or are at an advanced stage of completion at February 29, 2004. The Company expects to bill the entire amount during the next twelve months.

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized. The $33,000 balance in this account at February 29, 2004 is a decrease from the $127,000 balance at the end of the prior year. Final delivery of product under these contracts is expected to occur during the next twelve months.

The Company's backlog of sales orders at February 29, 2004 is $6.2 million, down from the backlog at the end of the prior year of $9.2 million. $2.2 million of the current backlog is on projects already in progress. Management does not feel that the decrease in the level of the backlog of sales orders is a cause for concern. The Company has submitted several bids, that are still pending, to work on long-term construction projects around the world. If the Company is successful in its efforts to win the bids, it will have a positive impact on the sales order backlog.

Accounts payable, at $851,000 as of February 29, 2004, is approximately $518,000 less than the prior year-end. This reduction is primarily due to three factors: 1) less purchasing volume - due to lower sales volume; 2) increased efforts to cut costs; and 3) increased emphasis on taking advantage of early payment discounts negotiated with suppliers.

Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of February 29, 2004 are $567,000. This is approximately $1,067,000 lower than the prior year-end. As our accounts receivable has decreased, so too has the accrued commission. The Company expects the current accrued amount to be paid during the next twelve months.

Other accrued expenses dropped by 54% from the prior year-end to $399,000. This was primarily due to our annual California sales tax remittance in the quarter.

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

During the nine months ended February 29, 2004, the Company purchased 4,600 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors. From time to time, subject to market price, the Company expects to continue reacquiring shares.

Management believes that the Company's cash flows from operations and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases for the next twelve months.

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

TAYLOR DEVICES, INC.

Part II - Other Information

ITEM 1	Legal Proceedings
None except for routine litigation incidental to the Company's business.
ITEM 2	Changes in Securities and Small Business Issuer Purchases of Equity Securities

(e) Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2003 - December 31, 2003	- 0 -	- 0 -	- 0 -
January 1, 2004 - January 31, 2004	- 0 -	- 0 -	- 0 -
February 1, 2004 - February 29, 2004	- 0 -	-0-	-0-
Total	- 0 -	- 0 -	- 0 -	$160,802 (1)

(1) In 1998, the Registrant initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000. Additional deposits of $435,000 have been made to the plan, with expenditures of $499,198. To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

ITEM 3	Defaults Upon Senior Securities
None
ITEM 4	Submission of Matters to Vote of Securities Holders
None
ITEM 5	Other Information

(a) The total number of shares of the Company outstanding during the quarter increased by 23,153 because of purchases of Company stock by employees under the 2002 Taylor Devices, Inc. Employee Stock Purchase Plan.

(b) Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors
None
ITEM 6	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		20	News from Taylor Devices, Inc . Shareholder Letter, Spring 2004
		31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
		31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

	(b)	Reports on Form 8-K None

Accountants' Review Report

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of February 29, 2004, and the related condensed consolidated statements of income and cash flows for the three and nine months ended February 29, 2004 and February 28, 2003. These financial statements are the responsibility of the Company's management.

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
March 26, 2004

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)
By:	s/Douglas P. Taylor	Date:	April 13, 2004
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)
AND

By:	s/Mark V. McDonough	Date:	April 13, 2004
Mark V. McDonough Chief Financial Officer