Form 10KSB
period 2004-05-31
TAYLOR DEVICES INC
filed 2004-08-27
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2004	Commission file number 0-3498

TAYLOR DEVICES, INC.
(Exact name of small business issuer as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0797789
(I.R.S. Employer Identification No.)

90 Taylor Drive, P.O. Box 748, N. Tonawanda, New York	14120-0748
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number	(716) 694-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.025 par value)
(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes          X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to Form 10-KSB [ X ].

Issuer's revenues for its most recent fiscal year are $13,021,402.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the issuer, computed by reference to the average of the bid and asked price on August 17, 2004 was $4,390,756.  In addition to shares held by affiliates, this calculation also excludes shares of the issuer's common stock that are held by Schedule 13D filers.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 17, 2004
Common Stock, $.025 par value	3,014,412

TAYLOR DEVICES, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-KSB Reference

Proxy Statement	Part III, Items 9-12

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

Principal Products

The Company has six major product lines; namely, Seismic Dampers, Fluidicshoks®, Crane and Industrial Buffers, Self-Adjusting Shock Absorbers, Liquid Die Springs, and Vibration Dampers.  The following is a summary of the capabilities and applications for these product lines.

Seismic Dampers are designed to ameliorate the effects of earthquake tremors on structures, and represent a substantial part of the business of the Company.  Fluidicshoks® are small, extremely compact shock absorbers with up to 19,200 inch-pound capacities, produced in 15 standard sizes for primary use in the defense, aerospace and commercial industry.  Crane and industrial buffers are larger versions of the Fluidicshoks® with up to 60,000,000 inch-pound capacities, produced in more than 60 standard sizes for industrial application on cranes, ships, container ships, railroad cars, truck docks, ladle and ingot cars, ore trolleys and car stops.  Self-adjusting shock absorbers, which include versions of Fluidicshoks® and crane and industrial buffers, automatically adjust to different impact conditions, and are designed for high cycle application primarily in heavy industry.  Liquid die springs are used as component parts of machinery and equipment used in the manufacture of tools and dies.  Vibration dampers are used primarily by the aerospace and defense industries to control the response of electronics and optical systems subjected to air, ship, or spacecraft vibration.

Distribution

The Company utilizes the services of more than 50 sales representatives and distributors in the United States and Canada. Specialized technical sales in aerospace and custom marketing activities are serviced by three sales agents, under the direction and with the assistance of Douglas P. Taylor, the Company's President.  Sales representatives typically have non‑exclusive, yearly agreements with the Company, which, in most instances, provide for payment of commissions on sales at 10% of the product's net aggregate selling price.  Distributors also have non‑exclusive, yearly agreements with the Company to purchase the Company's products for resale purposes.

Competition

The Company faces competition on mature aerospace and defense programs which may use more conventional products manufactured under less stringent government specifications. Two foreign companies are the Company's competitors in the production of crane buffers.

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

Patents, Trademarks and Licenses

Under a License Agreement ("License Agreement") dated November 1, 1959, between the Company and Tayco Developments, Inc. ("Developments"), an affiliate of the Company, the Company was granted preferential rights to market, in the United States and Canada, all existing and future inventions and patents developed by Developments. The term of this License Agreement is the life of the last-to-expire patent on which the Company is paying royalties, which is the year 2021.  During the life of each patent, the Company records a royalty, payable to Developments, equal to five percent of sales value of patented items sold and shipped.  The Company incurred royalty charges from Developments of $322,000 and $125,000 in the years ended May 31, 2004 and 2003, respectively.  Under the License Agreement, payments of royalties are required to be made quarterly.  The Company has not made cash payments for royalties to Tayco during the last couple of years.  As noted in Item 6, the Company has issued a note payable to Tayco for the balance due as of May 31, 2004.  The Company plans to make the required quarterly royalty payments to Tayco during the year ending May 31, 2005.

The License Agreement also provides for Developments to pay the Company 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement, as well as on apparatus and equipment subject to the License Agreement but modified by the Company, with rights to such modification having been assigned to Developments.  No royalties were received in the year ended May 31, 2004.  Royalties, if any, are paid quarterly.

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

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales.  No extended payment terms are offered.  During the year ended May 31, 2004, delivery time after receipt of orders averaged 12 to 14 weeks for the Company's standard products.  Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects utilizing custom designed components of the Company.

Dependence Upon Customers\Government Contracts

The Company is not dependent on any one or a few major customers.

Contracts between the Company and the federal government or its independent contractors are subject to termination at the election of the federal government.  Contracts are generally entered into on a fixed price basis.  From time to time, the Company has also entered into a "cost plus" defense contract.  If the federal government should limit defense spending, these contracts could be reduced or terminated, which could have a materially adverse effect on the Company.

Research and Development

The Company does not normally engage in any major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the federal government.  See Item 1. Description of Business, "Patents, Trademarks and Licenses".  The Company, however, engages in research testing of its products.  For the fiscal years ended May 31, 2004 and May 31, 2003, the Company expended $302,000 and $401,000, respectively, on manufacturing research through Developments.  For the years ended May 31, 2004 and 2003, defense sponsored research and development totaled $146,000 and $138,000, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2004, the Company had 86 employees, including 3 executive officers, and 5 part time employees.  The Company has good relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's production facilities occupy approximately six acres on Tonawanda Island in North Tonawanda, New York and are comprised of four interconnected buildings and one adjacent building.  The production facilities consist of a small parts plant (approximately 4,400 square feet), a large parts plant (approximately 13,500 square feet), and include a facility of approximately 7,000 square feet constructed in 1995 (see below), a test facility, storage area, pump area and the Company's general offices.  The adjacent building is a 17,000 square foot seismic assembly test facility.  These facilities total more than 45,000 square feet.  The Company has two separate remote test facilities used for shock testing.  One facility is 800 square feet, and a newer, state-of-the-art test facility is 1,225 square feet.  The small parts plant consists of a complete small machine shop and tool room that produces all of the Company's product items which are less than two inches in diameter.   The large parts plant consists of a complete large machine shop and tool room.  Both plants contain custom-built machinery for boring, deep-hole drilling and turning of parts.

In November 1994, as part of certain tax-exempt bond financing arrangements, the Company and the Niagara County Industrial Development Agency ("NCIDA") entered into a 15 year Series Lease by NCIDA to the Company of approximately 7,000 square feet of manufacturing space adjacent to the Company's existing large machine shop.  The expansion partially accommodated the Company's increased need for additional manufacturing space for its seismic damper devices.

Rental payments, equivalent to payments of principal and interest due, are made quarterly by the Company over the term of the Lease, and are sufficient to amortize the $1,250,000 tax-exempt industrial development revenue Series A Bonds (the "Bond") issued by the NCIDA.  The payments reimburse HSBC Bank, N.A. ("HSBC"), as issuer of the five year direct-pay irrevocable letter of credit, which is drawn upon by Deutsche Bank, as Trustee, for the benefit of the bondholders.  The letter of credit was renewed by HSBC on January 3, 2000 for another five-year period.  The Bond bears interest at the HSBC Adjustable Rate Service ("HSBC ARS") rate, plus an incremental amount designated by HSBC Securities, Inc. (the "Remarketing Agent").  The HSBC ARS rate reflects the current bid-side yield of the highest rated short-term, federally tax exempt obligations currently being traded, announced weekly by the Remarketing Agent, not to exceed 15% per annum, and is the minimum rate of interest necessary to enable the Remarketing Agent to remarket the Bond at par.  Annual principal payments by the Company in June of each year range from $25,000 to $150,000, including a final principal payment of $45,000 upon maturity of the Bond on June 1, 2009.  The Bond may be redeemed in whole, or in part, on any quarterly interest payment date, without penalty or premium.  The principal amount outstanding on the Bond as of May 31, 2004 is $205,000.

Rental payments are secured by the liens of the Master Indenture between the NCIDA and the Trustee, the Series Supplemental Indenture between the NCIDA and the Trustee, and the Series Mortgage from the NCIDA, the Company, and Tayco Realty Corporation, an affiliate of the Company ("Tayco Realty"), to HSBC, as well as by other collateral security arrangements.  When the Bond matures on June 1, 2009, the Company must purchase the Facility from the NCIDA for $1.00.

A renewal note dated June 1, 1998 due June 1, 2008 in the face amount of $174,778 is held by HSBC and is secured by property located at 90 Taylor Drive, North Tonawanda, New York.  The principal balance at May 31, 2004 is $73,667.

A mortgage note dated January 1998, due January 1, 2013 in the face amount of $400,000 is also held by HSBC on property located at 90 Taylor Drive, North Tonawanda, with an interest rate equal to the bank's prime interest rate plus 1%.  A monthly payment of $2,222 is due on the first of each month.  The principal balance at May 31, 2004 is $233,334.  All payments on the above obligations are current.

Additional information regarding the Company's long-term debt is contained in Note 9 to the Consolidated Financial Statements filed with this report.

Except for the premises leased from the NCIDA, the Company leases portions of both the building and the property on which it is located from Tayco Realty.  Pursuant to the Lease Agreement between the Company and Tayco Realty, rental payments from June 1, 2003 to May 31, 2004 totaled $159,600.  The Lease Agreement, which contains standard terms and conditions, was renewed on November 1, 1995 for a term of ten years.  Annual rentals are renegotiated by management of the two companies.  The total rent paid by the Company is determined by a base rate, subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by the Company.  The Company also pays for certain expenses incurred for the operation of the facilities.  In addition, the Company leases a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet at $825 per month.  The warehouse is located approximately one-half mile from the above-referenced production facilities and office space.  The Company leases 4,000 sq. ft. in a warehouse located approximately 5 miles from the main production facilities.  This warehouse is used to store completed units awaiting delivery instructions from customers.  The total rental expense incurred by the Company for these two facilities in fiscal 2004 was $21,900.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The following tables provide information regarding the properties discussed in this Item 2. Description of Property.

TAYLOR DEVICES, INC. AND SUBSIDIARY
DISCLOSURE FOR REG. 228.102(c) FOR FILING 10-KSB
05/31/04

Reg. 228.102(c)-Real Estate

Property Location / Description		Book
90 & 100 Taylor Drive		Accumulated	Net Book	Percentage
N. Tonawanda, NY 14120		Depreciation	Value	of Total
(see below)	Cost	5/31/2004	5/31/2004	Assets
Land	$ 141,483	$ -	$ 141,483
Buildings	1,154,353	700,369	453,984
Improvements	2,587,282	681,554	1,905,728
Total	$ 3,883,118	$ 1,381,923	$ 2,501,195	19.0%
90 Taylor Drive
Land	$ 107,363	$ -	$ 107,363
Building	428,506	428,506	-
Building Improvements-Realty	297,664	47,457	250,207
Building Improvements-Devices	2,289,618	634,097	1,655,521
Total	$ 3,123,151	$ 1,110,060	$ 2,013,091	15.3%
100 Taylor Drive
Land	$ 34,120	$ -	$ 34,120
Building	725,847	271,863	453,984
Total	$ 759,967	$ 271,863	$ 488,104	3.7%

Taylor Devices, Inc. & Subsidiary
Total Assets as of May 31, 2004		$ 13,150,021

Reg. 228.102(c)(3)

Pursuant to the Lease Agreement dated July 1, 2000 between the Company and Developments, the Company sub-leases approximately 800 square feet of office and research and development space located at 100 Taylor Drive, North Tonawanda, to Developments at a base annual rental of $12,000.  The rate of any rental increase may not exceed 10% annually and may be waived by both parties in writing.  The lease automatically renews on each anniversary of its commencement date, unless either party gives three months' written notice to the other of termination.  The lease provides that on April 1 of each year, management of both companies will review the agreement to determine possible increases for expenses due to increased taxes, maintenance costs, or for additional space utilized by Developments.  In fiscal 2004, the Company received total rental payments of $12,000 from Developments.
Reg.228.102(c)(7)(vi)(A-D)

Property Location / Description	Federal Tax	Federal Tax	Federal	Federal Tax	Net Tax
90 & 100 Taylor Drive	Depreciation	Life	Tax	Accumulated	Basis
N. Tonawanda, NY 14120	Methods	Claim	Cost	Depreciation	5/31/2004
(see below)
	Straight Line,
Building	MACRS	15-40 Yrs.	$ 1,154,353	$ 750,237	$ 404,116

	Straight Line
	ACRS,
Building Improvements	MACRS	7-40 Yrs.	2,587,282	725,075	1,864,215

Total			$ 3,741,635	$ 1,475,312	$ 2,268,331
90 Taylor Drive
	Straight Line,
Building	MACRS	15-31.5 Yrs.	$ 428,506	$ 428,506	$ -

Building Improvements-Realty	Straight Line	7-39 Yrs.	297,664	53,739	243,925

	Straight Line
	ACRS,
Building Improvements-Devices	MACRS	15-40 Yrs.	2,289,618	671,336	1,620,290

Total			$ 3,015,788	$ 1,153,581	$ 1,864,215
100 Taylor Drive
Building	Straight Line	19-40 Yrs.	$ 725,847	321,731	$ 404,116

Reg. 228.102(c)(7)(vii)

The Company recorded $36,000 expense during the year for real property taxes and Payments in Lieu of Taxes.  This represents a combined tax rate of $44.14 per $1,000 of assessed valuation with a 40% reduction for the property leased from the NCIDA.

ITEM 3. LEGAL PROCEEDINGS

None except for routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock trades on the Small Cap Market tier of the National Association of Securities Dealers Automated Quotation ("NASDAQ") stock market under the symbol TAYD.  The high and low market prices noted below for the quarters of FY04 and FY03 are obtained from NASDAQ.

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low

First Quarter	3.190	2.250	4.600	2.650

Second Quarter	2.940	2.300	2.940	2.000

Third Quarter	2.900	2.350	3.050	2.300

Fourth Quarter	3.490	2.100	2.750	2.050

Holders

As of August 17, 2004, the number of issued and outstanding shares of Common Stock was 3,014,412, and the approximate number of record holders of the Company's Common Stock was 1,004.  Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

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

Other Information

On March 2, 2004, the Board of Directors approved the continued repurchase of Company stock in the open market in accordance with Rule 10b-18 of the Securities and Exchange Commission.  The Board of Directors of the Company announced that it will continue repurchases through April 1, 2005.  The Company has purchased a total of 164,696 shares from January 12, 1999 through May 31, 2004 at an average price of $3.03 per share.  There were no repurchases made in the fourth quarter.

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2004.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders
1994 Stock Option Plan 1998 Stock Option Plan 2001 Stock Option Plan 2004 Employee Stock Purchase Plan	15,776 62,000 76,500 -	$4.19 $3.72 $2.96 -	- - 58,500 278,357(1)
Equity compensation plans not approved by security holders	none
Total	154,276		336,857

(1)  As of May 31, 2004, 278,357 shares were available for issuance through an employee stock purchase plan.  Eligible employees may purchase shares at fair market value through payroll deductions.  The Company may contribute a specified percentage of the employees' contribution based on the length of time the eligible employee has been an employee of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to update the forward-looking statements in this report.

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparison of the years ended
May 31, 2004 and 2003
Increase / (Decrease)
Sales, net	$(851,000)
Cost of goods sold	$586,000
Selling, general and administrative expenses	$(622,000)
Other expense	$190,000
Income (loss) before provision for income taxes, equity in net
income of affiliate and minority stockholder's interest	$(626,000)
Provision (benefit) for income taxes	$(214,000)
Net income (loss)	$(410,000)

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

For financial statement presentation purposes, the Company nets progress billings against the total costs incurred on uncompleted contracts.  The asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  The liability, "billings in excess of costs and estimated earnings,"represents billings in excess of revenues recognized.

For the year ended May 31, 2004  (All figures being discussed are for the year ended May 31, 2004 as compared to the year ended May 31, 2003.)

	Year Ended		Change
	May 31, 2004	May 31, 2003	Increase / (Decrease)	Percent Change
Net Revenue	$ 13,021,000	$ 13,872,000	$ (851,000)	-6%
Cost of sales	9,155,000	8,569,000	586,000	7%
Gross profit	$ 3,866,000	$ 5,303,000	$ (1,437,000)	-27%
...as a percentage of net revenues	30%	38%

The Company's consolidated results of operations showed a 6% decrease in net revenues with a decrease in net income from $351,000 to a net loss of $59,000. Gross profit decreased by 27%.  The gross profit as a percentage of net revenues for the year was 30% as compared to 38% for the prior year. Gross margin for the prior year benefited from the final shipment or near closeout of several large orders that had been taken into revenue on a progress bill and estimated cost basis.  The final closeout costs or revised estimates for these orders were more favorable than had been anticipated at the beginning of that period.  The product mix in the current period includes a reduced percentage of highly engineered aerospace products and increased percentage of very competitively bid construction projects that, when combined, results in a reduced gross margin.  This trend has started to reverse, however, as the Company has shown improvements in the gross margins of long-term contracts each quarter during the past year.  As a percentage of sales, the gross margin on long-term contracts has increased from 8% in the first quarter to 21% in the second quarter to 34% in the third quarter to 47% in the fourth quarter.

Certain long-term construction projects in Asia, which were very competitively bid, have been completed during the year ended May 31, 2004.  The weaker U.S. dollar is expected to help make our products more competitive in foreign markets.  Management is optimistic that these improved gross margins will continue based on the make-up of the current backlog which indicates future aerospace sales increasing and improved profit margin on design / build bridge and building construction projects.  The Company continues to reduce spending on the overhead portion of cost-of-sales, as the level of sales has decreased, in its effort to improve profitability.
Selling, General and Administrative Expenses
	Year Ended		Change
	May 31, 2004	May 31, 2003	Increase / (Decrease)	Percent Change
Outside Commissions	$ 991,000	$ 1,460,000	$ (469,000)	-32%
Royalties	322,000	125,000	197,000	158%
Other SG&A	2,581,000	2,931,000	(350,000)	-12%
Total SG&A	$ 3,894,000	$ 4,516,000	$ (622,000)	-14%
... as a percentage of net revenues	30%	33%

Selling, general and administrative expenses decreased by approximately 14% from the prior year primarily due to lower levels of commission expense, which is directly related to the level of sales for the period.  In addition, a couple of long-term projects last year included higher than average commission expense that did not repeat this year.  There was $102,000 of bad debt expense last year that did not repeat this year.  These reductions, combined with a 31% decrease in advertising and promotion expenses contributed to the savings over the prior year.  Included in the overall 14% decrease in selling, general and administrative expense is an increase in royalty expense of $197,000.  The royalty expense increase is directly related to the increase in the sales of products manufactured by the Company under agreement with affiliate Tayco Development, Inc., which owns the patents on the technology utilized in the products.

The above factors resulted in an operating loss of $28,000 for the year ended May 31, 2004 as compared to operating income of $787,000 in the prior year.

Interest expense decreased by approximately 52% from the prior year due to a combination of lower interest rates on the Company's variable long-term and short-term debt along with a lower level of use of the Company's operating line of credit.   The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.  Included in interest expense is interest of $26,300 charged by Developments for non-current liabilities.  The interest was calculated using the average balance owed to Developments during each fiscal quarter at a rate equal to the prevailing prime rate less .25%.  Subsequent to May 31, 2004, the Company issued an unsecured promissory note payable to Developments for $775,716, the outstanding balance at May 31, 2004.  Interest, at 5% per year, is payable monthly through June, 2005 when any unpaid principal is due.

Other miscellaneous income of $62,000 in the year ended May 31, 2004 is primarily the excess of proceeds from the life insurance policies on the Company's founder, Paul H. Taylor, over the net of the cash surrender value of the policies and loans against the policies.

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

Capital expenditures for the year ended May 31, 2004 were $95,000 compared to $97,000 in the prior year.  There are no material commitments for capital expenditures as of May 31, 2004.

The Company has a $7,500,000 line of credit on which there is a $144,000 balance outstanding as of May 31, 2004.  This is down from the $4,329,000 balance outstanding as of May 31, 2003.  The significant reduction in the outstanding balance of the line of credit is the result of collection of receivables on large, long-term projects that completed earlier in the year.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.

Principal maturities of long-term debt for the subsequent five years are as follows: 2005 - $220,000; 2006 - $231,000; 2007 - $241,000; 2008 - $232,000; and 2009 - $138,000.

Inventory and Maintenance Inventory
	May 31, 2004		May 31, 2003		Decrease
Raw materials	$ 291,000		$ 315,000		$ (24,000)	-8%
Work in process	3,946,000		3,970,000		(24,000)	-1%
Finished goods	324,000		509,000		(185,000)	-36%
Inventory	4,561,000	91%	4,794,000	89%	(233,000)	-5%
Maintenance inventory	465,000	9%	571,000	11%	(106,000)	-19%
Total	$5,026,000	100%	$ 5,365,000	100%	$ (339,000)	-6%

Inventory turnover	1.8		1.6

Inventory, at $4,561,000 as of May 31, 2004, is lower by approximately 5% over the prior year-end.  Of this, approximately 87% is work in process, 7% is finished goods, and 6% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months.  This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.

This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for inventory obsolescence was $180,000 for the year ended May 31, 2004 as it was for the same period last year. However, management has started to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
	May 31, 2004	May 31, 2003	Decrease
Accounts receivable	$ 1,440,000	$ 4,220,000	$(2,780,000)	-66%
Costs and estimated earnings in excess of billings	1,538,000	3,866,000	(2,328,000)	-60%
Less: Billings in excess of costs and estimated earnings	-	160,000	(160,000)	-100%
Net	$ 2,978,000	$ 7,926,000	$(4,948,000)	-62%

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

Accounts receivable of $1,440,000 as of May 31, 2004 includes approximately $316,000 of amounts retained by customers on long-term construction projects. The decrease in accounts receivable over the prior year-end by approximately $2,780,000 is due to the final collection of receivables on certain long-term projects.  The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in its sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible in certain governmental contracts and contracts with foreign customers.  The $1,538,000 balance in this account at May 31, 2004 is a 60% decrease from the prior year-end.  This decrease results from increased billings to the customers as many of the long-term projects have completed or are at an advanced stage of completion at May 31, 2004.  The Company expects to bill the entire amount during the next twelve months.

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized.  The zero balance in this account at May 31, 2004 is a decrease from the $160,000 balance at the end of the prior year.

The Company's backlog of sales orders at May 31, 2004 is $6.5 million, down from the backlog at the end of the prior year of $9.2 million.  $1.2 million of the current backlog is on projects already in progress. $3.2 million of the May 31, 2003 backlog was on projects already in progress at that date. $0.9 million of the current backlog is for a long-term project that was also included in the backlog at May 31, 2003.  Work on this project has not started as the customer has not obtained the necessary letter of credit to assure payment for the project.  Subsequent to May 31, 2003, $0.4 million of the prior year-end backlog was assigned by the Company to one of its vendors located closer to the customer's location.  The Company will receive a commission under this arrangement and has reduced the backlog accordingly.  Management does not feel that the decrease in the level of the backlog of sales orders is a cause for concern because the Company has submitted several bids, that are still pending, to work on long-term construction projects around the world and if the Company is successful in its efforts to win the bids, it will have a positive impact on the sales order backlog.

Accounts payable, at $904,000 as of May 31, 2004, is approximately $465,000 less than the prior year-end.  This reduction is primarily due to three factors: 1) less purchasing volume - due to lower sales volume; 2) increased efforts to cut costs; and 3) increased emphasis on taking advantage of early payment discounts negotiated with suppliers.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of May 31, 2004 are $488,000.  This is approximately $1,145,000 lower than the prior year-end.  As our accounts receivable has decreased, so too has the accrued commission.  The Company expects the current accrued amount to be paid during the next twelve months.

Other accrued expenses dropped by 55% from the prior year-end to $390,000.  This was primarily due to our annual California sales tax remittance in the current year.  The Company collected $559,000 of California sales tax during calendar year 2003 that was remitted to the State of California in January 2004.  These taxes were mostly from two significant California projects that were completed during the year.

The Company's payable to Developments increased by $214,000 over the prior year-end.

Goodwill represents the excess of purchase price paid over fair value of net assets acquired.  In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the Company stopped amortizing goodwill effective June 1, 2002. The Company assesses for the potential impairment of goodwill at least annually by determining whether its carrying amount exceeds its implied fair value.  The Company completed its assessment of goodwill for the year ended May 31, 2004 and determined that an impairment charge was not warranted.

During the year ended May 31, 2004, the Company purchased 4,600 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors.  From time to time, subject to market price, the Company expects to continue reacquiring shares.

Management believes that the Company's cash flows from operations and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases for the next twelve months.

ITEM 7.FINANCIAL STATEMENTS

For information concerning this Item, see the Company's balance sheet and related financial statements at Item 13.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.

                The Company's principal executive and principal financial officers have evaluated the Company's disclosure controls and procedures as of May 31, 2004 and have concluded that as of the evaluation date, the disclosure controls and procedures were adequate to ensure that material information relating to the Company was made known to the officers by others within the Company.

(b)           Changes in internal controls.

                There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

The information required by Items 9, 10, 11, 12 and 14 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on November 5, 2004, which information is hereby incorporated by reference into this Annual Report.  The proxy materials, including the Proxy Statement, will be filed within 120 days after the Company's fiscal year end.

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
		(i)	Report of Independent Registered Public Accounting Firm
		(ii)	Consolidated Balance Sheets May 31, 2004 and 2003
		(iii)	Consolidated Statements of Income for the years ended May 31, 2004 and 2003
		(iv)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2004 and 2003
		(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2004 and 2003
		(vi)	Notes to Consolidated Financial Statements May 31, 2004 and 2003
(a)	EXHIBITS:
	(3)	Articles of incorporation and by-laws
		(i)	Restated Certificate of Incorporation incorporated by reference to Exhibit (3)(i) of Annual Report on Form 10-K, dated August 24, 1983.
		(ii)	Amendment to Certificate of Incorporation incorporated by reference to Exhibit (3)(iv) to Form 8 [Amendment to Application or Report], dated September 24, 1993.
(iii)

Amendment to Certificate of Incorporation creating Series A Junior Participating Preferred Stock, $.05 par value, incorporated by reference to Exhibit (3)(i)(viii) to Quarterly Report on Form 10-QSB for the period ending November 30, 1998, dated January 12, 1999.

		(iv)	Certificate of Change incorporated by reference to Exhibit (3)(i) to Quarterly Report on Form 10-QSB for the period ending November 30, 2002.
		(v)	Proxy Review Guidelines incorporated by reference to Exhibit (3)(ii) to Quarterly Report on Form 10-QSB for the period ending February 28, 1998, dated April 10, 1998.
		(vi)	By-laws incorporated by reference to Exhibit (3)(i) to Quarterly Report on Form 10-QSB for the period ending February 28, 2003, dated April 14, 2003.
	(4)	Instruments defining rights of security holders, including indentures
		(i)	Mortgage to Marine Midland Bank dated May 28, 1993 incorporated by reference to Exhibit (10)(vii) to Annual Report on Form 10-KSB, dated September 10, 1993.
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

		(ii)	1998 Taylor Devices, Inc. Stock Option Plan attached as Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-6905, filed with the Securities and Exchange Commission on December 24, 1998.
		(iii)	2001 Taylor Devices, Inc. Stock Option Plan attached as Exhibit A to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 24, 2001.
		(iv)	License Agreement between the registrant and Tayco Developments, Inc., dated November 1, 1959, incorporated by reference to Exhibit (10)(i) to Annual Report on Form 10-K, dated August 27, 1982.
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
(xiv)

Form of Indemnity Agreement between registrant and Mark V. McDonough, incorporated by reference to Exhibit (10)(i) to Quarterly Report on Form 10-QSB for the period ending August 31, 2003, dated October 15, 2003.

(xv)

The 2004 Taylor Devices, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-114085, filed with the Securities and Exchange Commission on March 31, 2004.

		(xvi)	Promissory Note between the Company and Tayco Developments, Inc., dated June 1, 2004, attached to this Annual Report on Form 10-KSB.

	(11)	Statement regarding computation of per share earnings

REG. 228.601(A)(11) Statement regarding computation of per share earnings

Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2004

			Weighted average common stock outstanding		2,961,360
			Common shares issuable under stock option plans using treasury stock method		-
			Weighted average common stock outstanding assuming dilution		2,961,360

			Net loss fiscal year ended May 31, 2004	(1)	$ (58,621)
			Weighted average common stock	(2)	2,961,360
			Basic loss per common share (1) divided by (2)		$ (.02)

			Net loss fiscal year ended May 31, 2004	(3)	$ (58,621)
			Weighted average common stock outstanding assuming dilution	(4)	2,961,360
			Diluted loss per common share (3) divided by (4)		$ (.02)

Weighted average of common stock outstanding - fiscal year ended May 31, 2003

			Weighted average common stock outstanding		2,857,569
			Common shares issuable under stock option plans using treasury stock method		-
			Weighted average common stock outstanding assuming dilution		2,857,569

			Net income fiscal year ended May 31, 2003	(1)	$ 350,943
			Weighted average common stock	(2)	2,857,569
			Basic earnings per common share (1) divided by (2)		$ .12

			Net income fiscal year ended May 31, 2003	(3)	$ 350,943
			Weighted average common stock outstanding assuming dilution	(4)	2,857,569
			Diluted earnings per common share (3) divided by (4)		$ .12

	(14)	Code of Ethics, incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the period ending May 31, 2003.
	(20)	Other documents or statements to security holders
		(i)	News from Taylor Devices, Inc. Shareholder Letter, Summer 2004.
	(21)	Subsidiaries of the registrant
Tayco Realty Corporation is a New York corporation organized on September 8, 1977, 58% owned by the Company and 42% owned by Tayco Developments, Inc.
	(23)	Report and Consent of Independent Certified Public Accountants
	(31)	Officer Certifications
		(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
		(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
	(32)	Officer Certifications
		(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.
		(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.
(b)	REPORTS ON FORM 8-K:
None.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Company approves all professional services, including tax related services, provided to the Company by Lumsden & McCormick, LLP.  With regard to "Audit and Audit-Related" services, the Committee reviews the annual audit plan and approves the estimated audit budget in advance.  The aggregate fees billed by Lumsden & McCormick, LLP for professional services to the Company were $85,000 and $117,750 for the fiscal years ended May 31, 2004 and 2003.

Audit Fees

The aggregate fees billed by Lumsden & McCormick, LLP for professional services rendered in connection with the audit of the Company's annual financial statements, the review of the Company's quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements were $66,000 and $52,250 for the fiscal years ended May 31, 2004 and 2003.

Audit-Related Fees

The aggregate fees billed by Lumsden & McCormick, LLP for professional assurance and related services reasonably related to the performance of the audit of the Company's financial statements, but not included under Audit Fees, were $8,500 and $60,500 for the fiscal years ended May 31, 2004 and 2003.

Tax Fees

The aggregate fees billed by Lumsden & McCormick, LLP for professional services for tax compliance, tax advice and tax planning were $10,500 and $5,000 for the fiscal years ended May 31, 2004 and 2003.

All Other Fees

None.

Pre-approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent auditor.  The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services.  Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Douglas P. Taylor	Date:	August 5, 2004
Douglas P. Taylor
President and Director
(Principal Executive Officer)

                                and

By:	/s/Mark V. McDonough	Date:	August 5, 2004
Mark V. McDonough
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Joseph P. Gastel	By:	/s/Richard G. Hill
	Joseph P. Gastel, Director		Richard G. Hill, Director
	August 5, 2004		August 5, 2004

By:	/s/Donald B. Hofmar	By:	/s/Randall L. Clark
	Donald B. Hofmar, Director		Randall L. Clark, Director
	August 5, 2004		August 5, 2004

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of
Taylor Devices Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 0-3498) of Taylor Devices Inc. of our report dated August 4, 2004, included in the May 31, 2004 Annual Report of Stockholders of Taylor Devices, Inc.

/s/ Lumsden & McCormick, LLP
LUMSDEN & McCORMICK, LLP
Buffalo, New York
August 4, 2004

TAYLOR DEVICES INC.

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary as of May 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Lumsden & McCormick, LLP
Buffalo, New York
August 4, 2004

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2004	2003

Assets
Current assets:
Cash and cash equivalents	$ 88,390	$ 417,166
Short-term investments	-	265,720
Restricted funds held by Trustee (Note 9)	25,265	21,476
Accounts receivable, net (Note 2)	1,440,054	4,219,972
Inventory (Note 3)	4,560,755	4,794,308
Prepaid expenses	58,866	23,669
Prepaid income taxes	145,221	-
Costs and estimated earnings in excess of billings (Note 4)	1,537,999	3,866,389
Deferred income taxes (Note 11)	539,900	553,700
Total current assets	8,396,450	14,162,400

Maintenance and other inventory, net (Note 5)	464,985	571,193

Property and equipment, net (Note 6)	3,679,831	3,916,008

Investment in affiliate, at equity (Note 7)	435,321	408,722

Cash value of life insurance, net	88,947	293,383

Intangible assets	41,672	52,381

Goodwill	42,815	42,815

	$ 13,150,021	$ 19,446,902
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings (Note 8)	$ 144,000	$ 4,329,000
Current portion of long-term debt (Note 9)	220,054	206,227
Payables - trade	904,179	1,369,300
Accrued commissions	488,236	1,633,381
Other accrued expenses	390,152	864,304
Billings in excess of costs and estimated earnings (Note 4)	-	159,750
Accrued income taxes	-	53,315
Total current liabilities	2,146,621	8,615,277

Long-term debt (Note 9)	986,638	1,208,522

Payables - affiliate (Note 13)	775,716	561,504

Deferred income taxes (Note 11)	234,200	232,300

Minority stockholder's interest	418,723	396,929

Stockholders' Equity:
Common stock, $.025 par value, authorized 8,000,000 shares,
issued 3,236,362 and 3,146,715 shares	80,909	78,668
Paid-in capital	3,891,978	3,668,259
Retained earnings	5,508,205	5,566,826
	9,481,092	9,313,753
Treasury stock - 241,801 and 237,201 shares at cost	(892,969)	(881,383)
Total stockholders' equity	8,588,123	8,432,370

	$ 13,150,021	$ 19,446,902

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2004	2003

Sales, net (Note 10)	$ 13,021,402	$ 13,872,315

Cost of goods sold	9,154,939	8,569,204

Gross profit	3,866,463	5,303,111

Selling, general and administrative expenses	3,894,487	4,516,023

Operating income (loss)	(28,024)	787,088

Other income (expense):
Rental income - affiliate (Note 13)	-
Interest, net	(152,540)	(314,475)
Miscellaneous	62,338	34,716
Total other income (expense)	(90,202)	(279,759)

Income (loss) before provision for income taxes, equity in
net income of affiliate and minority stockholder's interest	(118,226)	507,329

Provision for income taxes (benefit) (Note 11)	(54,800)	159,500

Income (loss) before equity in net income of affiliate
and minority stockholder's interest	(63,426)	347,829

Equity in net income of affiliate (Note 7)	26,599	27,098

Income (loss) before minority stockholder's interest	(36,827)	374,927

Minority stockholder's interest	(21,794)	(23,984)

Net income (loss)	$ (58,621)	$ 350,943

Basic and diluted earnings (loss) per common share (Note 12)	$ (0.02)	$ 0.12

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

For the years ended May 31, 2004 and 2003

	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2002	$ 76,724	$ 3,468,158	$ 5,215,883	$ (810,006)

Net income for the year ended May 31, 2003	-	-	350,943	-

Common stock issued for employee stock
purchase plan (Note 14)	1,944	200,101	-	-

Treasury stock acquired (Note 17)	-	-	-	(71,377)

Balance, May 31, 2003	78,668	3,668,259	5,566,826	(881,383)

Net loss for the year ended May 31, 2004	-	-	(58,621)	-

Common stock issued for employee stock
purchase plan (Note 14)	2,241	223,719	-	-

Treasury stock acquired (Note 17)	-	-	-	(11,586)

Balance, May 31, 2004	$ 80,909	$ 3,891,978	$ 5,508,205	$ (892,969)

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the years ended May 31,	2004	2003
Cash flows from operating activities:
Net income (loss)	$ (58,621)	$ 350,943
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	342,322	337,919
Gain on sale of equipment	-	(6,000)
Bad debts expense	-	102,000
Provision for inventory obsolescence	180,000	180,000
Equity in net income of affiliate	(26,599)	(27,098)
Gain on settlement of officer life insurance policies	(53,719)	-
Deferred income taxes	15,700	52,600
Minority stockholder's interest	21,794	23,984
Changes in other assets and liabilities:
Accounts receivable	2,779,919	(1,426,384)
Inventory	159,760	(126,701)
Prepaid expenses	(35,197)	191,204
Prepaid income taxes	(145,221)	243,933
Costs and estimated earnings in excess of billings	2,328,390	1,956,556
Payables - trade	(465,121)	(415,547)
Accrued commissions	(1,145,145)	489,662
Other accrued expenses	(474,152)	307,027
Billings in excess of costs and estimated earnings	(159,750)	(1,406,574)
Accrued income taxes	(53,315)	53,315
Net cash flows from operating activities	3,211,045	880,839
Cash flows from investing activities:
Decrease (Increase) in short-term investments	265,720	(4,265)
Net cash received from (paid to) trustee	(3,789)	44,933
Proceeds from sale of property and equipment	-	6,000
Proceeds from settlement of officer life insurance policies	263,398	-
Acquisition of property and equipment	(95,436)	(97,006)
Increase in cash value of life insurance	(5,243)	(13,219)
Net cash flows from (for) investing activities	424,650	(63,557)
Cash flows from financing activities:
Net short-term borrowings	(4,185,000)	(519,000)
Payments on long-term debt	(208,057)	(257,264)
Payables - affiliate, net	214,212	21,370
Proceeds from long-term debt	-	-
Proceeds from issuance of common stock	225,960	202,045
Acquisition of treasury stock	(11,586)	(71,377)
Net cash flows for financing activities	(3,964,471)	(624,226)

Net increase (decrease) in cash and cash equivalents	(328,776)	193,056
Cash and cash equivalents - beginning	417,166	224,110
Cash and cash equivalents - ending	$ 88,390	$ 417,166
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

Goodwill:

Goodwill represents the excess of purchase price paid over fair value of net assets acquired.  Pursuant to current accounting standards, the Company assesses for the potential impairment of goodwill at least annually by determining whether its carrying amount exceeds its implied fair value. The Company completed its assessment of goodwill for the years ended May 31, 2004 and 2003 and did not record an impairment charge in either year.

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

For financial statement presentation purposes, the Company nets progress billings against the total costs incurred on uncompleted contracts.  The asset, "costs and estimated earnings in excess of billings,"represents revenues recognized in excess of amounts billed.  The liability, "billings in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

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

Had compensation cost for the stock options plans been determined based on the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

6551:
	2004	2003
Net income (loss):
As reported	$ (58,621)	$ 350,943
Pro forma	$ (102,988)	$ 299,981
Basic and diluted earnings (loss) per
common share:
As reported	$(.02)	$.12
Pro forma	$(.03)	$.10

Reclassifications:

The 2003 financial statements have been reclassified to conform with the presentation adopted for 2004.

2.  Accounts Receivable:

	2004	2003
Customers	$ 1,199,271	$ 3,850,576
Customers ' retention	315,783	444,896
Other	2,000	1,500
	1,517,054	4,296,972
Less allowance for doubtful
accounts	77,000	77,000
	$ 1,440,054	$ 4,219,972

3.  Inventory:

	2004	2003
Raw materials	$ 291,282	$ 314,874
Work-in-process	3,946,068	3,970,202
Finished goods	323,405	509,232
	$ 4,560,755	$ 4,794,308

4.  Costs and Estimated Earnings on Uncompleted Contracts:

	2004	2003
Costs incurred on uncompleted
contracts	$ 1,459,475	$ 6,615,975
Estimated earnings	1,309,545	4,068,025
	2,769,020	10,684,000
Less billings to date	1,231,021	6,977,361
	$ 1,537,999	$ 3,706,639

Amounts are included in the accompanying balance sheets under the following captions:

	2004	2003
Costs and estimated earnings in
excess of billings	$ 1,537,999	$ 3,866,389
Billings in excess of costs and
estimated earnings	-	(159,750)
	$ 1,537,999	$ 3,706,639

5.  Maintenance and Other Inventory:

	2004	2003
Maintenance and other inventory	$ 1,551,985	$ 1,571,193
Allowance for obsolescence	(1,087,000)	(1,000,000)
	$ 464,985	$ 571,193

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

The provision for potential inventory obsolescence was $180,000 for each of the years ended May 31, 2004 and 2003.

6.  Property and Equipment:

	2004	2003
Land	$ 141,483	$ 141,483
Buildings and improvements	3,762,738	3,751,018
Machinery and equipment	3,933,125	3,861,648
Office furniture and equipment	486,612	474,373
Autos and trucks	86,625	86,625
	8,410,583	8,315,147
Less accumulated depreciation	4,730,752	4,399,139
	$ 3,679,831	$ 3,916,008

Depreciation expense was $331,613 and $329,519 for the years ended May 31, 2004 and 2003.

The following is a summary of property and equipment included above which is held under capital leases:

	2004	2003
Buildings and improvements	$ 806,707	$ 806,707
Machinery and equipment	722,915	722,915
Office furniture and equipment	102,985	102,985
	1,632,607	1,632,607
Less accumulated amortization	846,045	767,741
	$ 785,562	$ 864,866

Minimum future lease payments under capital leases as of May 31, 2004 for each of the next five years and in the aggregate are included in long-term debt (see Note 9).

Amortization of property and equipment under the capital leases included in depreciation expense is $78,304 and $79,865 for the years ended May 31, 2004 and 2003.

7.  Investment in Affiliate:

Investment in affiliate consists of the Company's 23% ownership interest in common shares of Developments acquired at a cost of $85,619, plus the Company's cumulative equity in the net income of Developments of $349,702 and $323,103 through the years ended May 31, 2004 and 2003.  The quoted market value of the Company's common shares of Developments at May 31, 2004 and 2003 was $422,386 and $439,510.

8.  Short-Term Borrowings:

The Company has available a $7,500,000 bank demand line of credit with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25% or the bank's prime rate less ..25%.  The line is secured by accounts receivable, equipment, inventory, and general intangibles.  This line of credit is subject to the usual terms and conditions applied by the bank, and is subject to renewal annually.  The amount outstanding under this line at May 31, 2004 was $144,000, all of which was payable at the bank's prime rate less .25% (3.75% at May 31, 2004).  The total amount outstanding at May 31, 2003 was $4,329,000.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis.  Outstanding checks under this arrangement totaled $33,666 and $68,639 as of May 31, 2004 and 2003.  These amounts are included in accounts payable.

9.  Long-Term Debt:

	2004	2003
Bank term note, monthly payments of
$13,713 including interest at 7.19%, secured by substantially all assets of the Company, with the
remaining unpaid principal balance
payable in October 2008.	$ 622,879	$ 737,300
Industrial Revenue Development
Bonds, annual principal payments
ranging from $25,000 to $150,000
through June 2009 plus interest at
variable rates based on the highest
rated short-term, federally tax
exempt obligations (1.15% at May
31, 2004).	205,000	230,000
Bank mortgage note, monthly
principal payments of $1,444 plus
interest at the bank's prime rate
plus 1% (5 % at May 31, 2004),
secured by related property, with
the remaining unpaid principal
balance payable in June 2008.	73,667	91,001
Bank mortgage, monthly principal
payments of $2,222 plus interest at
the bank's prime rate plus 1%
(5 % at May 31, 2004), secured
by substantially all assets of the
Company, due February 2013.	233,334	260,000
Capital lease, monthly payments of
$2,291 including interest at 7.51%,
secured by related assets.	71,812	96,448
	1,206,692	1,414,749
Less current portion	220,054	206,227
	$ 986,638	$1,208,522

In November 1994, the Company entered into a capital lease agreement with the Niagara County Industrial Development Agency (NCIDA) to finance certain construction costs for additions to its manufacturing/ testing facilities and for the acquisition of machinery and equipment.  To finance the project, NCIDA authorized the sale of its Industrial Revenue Development Bonds, in the aggregate principal amount of $1,250,000, under a trust indenture with a bank as trustee.  The capital lease obligation is secured by a first mortgage on real estate, project machinery and equipment, and guaranteed by an irrevocable bank letter of credit in the amount of $205,000 as of May 31, 2004.

As of May 31, 2004, $25,265 of funds were held by a trustee, representing an interest-bearing tax-free money fund restricted for principal reduction payments of the Industrial Revenue Development Bond during fiscal year ending May 31, 2005.

The term note and mortgage note are subject to restrictive covenants relating to net working capital, tangible net worth, capital expenditures and interest coverage ratio.  At May 31, 2004, the Company did not meet the requirement of the interest coverage ratio.  The bank waived the requirement on August 4, 2004.

The aggregate maturities of long-term debt subsequent to May 31, 2004 are:

2005	$ 220,054
2006	230,965
2007	240,885
2008	232,166
2009	137,622
Thereafter	145,000
$ 1,206,692

10.  Sales:

Sales to two customers approximated 24% (11% and 13%, individually) of net sales for 2003.

11.  Income Taxes:

7497:
	2004	2003
Current tax provision (benefit):
Federal	$ (73,200)	$ 98,200
State	2,700	8,700
	(70,500)	106,900
Deferred tax provision:
Federal	14,700	47,500
State	1,000	5,100
	15,700	52,600
	$ (54,800)	$ 159,500

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:
	2004	2003
Computed tax provision (benefit)
at the expected statutory rate	$ (40,200)	$173,600
Effect of graduated Federal rates on
subsidiary income	(7,000)	(11,600)
State income tax - net of Federal
tax benefit	1,800	5,700
Tax effect of permanent differences:
Equity in net income of affiliate	(9,000)	(9,200)
Other permanent differences	(4,200)	-
Other	3,800	1,000
	$ (54,800)	$ 159,500

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2004	2003
Deferred tax assets:
Allowance for doubtful receivables	$ 27,400	$ 28,000
Tax inventory adjustment	66,600	47,300
Allowance for obsolete inventory	387,500	363,100
Accrued vacation	32,000	35,200
Warranty reserve	23,000	29,000
Net operating loss carryover	3,400	-
Accrued losses on long-term
contracts	-	51,100
	539,900	553,700
Deferred tax liabilities:
Excess tax depreciation	(234,200)	(232,300)
Net deferred tax assets	$305,700	$321,400

Income on undistributed earnings from affiliates and subsidiary are considered to be permanently reinvested, and therefore no provision for deferred income taxes has been recorded.

The Company and its subsidiary file separate Federal and State income tax returns.  As of May 31, 2004, the Company had State investment tax credit carryforwards of approximately $175,000 expiring through May 2013.

12.  Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period.  Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2004	2003
Average common shares
outstanding	2,961,360	2,857,569
Common shares issuable under
stock option plans	-	-
Average common shares
outstanding assuming dilution	2,961,360	2,857,569

13.  Related Party Transactions:

Included in cost of sales are research and development expenses charged by Developments for services performed by its research engineers in the amount of $301,921 and $400,910 for the years ended May 31, 2004 and 2003.

Included in selling, general and administrative expenses is royalty expense charged by Developments for the use of patents in the Company's manufacturing operations in the amount of $321,789 and $125,030 for the years ended May 31, 2004 and 2003.

Included in interest expense for the year ended May 31, 2004, is $26,300 charged by Developments for non-current liabilities.  The interest was calculated using the average balance owed to Developments during each fiscal quarter at a rate equal to the prevailing prime rate less .25%.  Subsequent to May 31, 2004, the Company issued an unsecured promissory note payable to Developments for $775,716, the outstanding balance at May 31, 2004.  Interest, at 5% per year, is payable monthly through June 2005, when any unpaid principal is due.

The Company leases certain office and laboratory facilities to Developments for a current annual rental of $12,000.

14.  Employee Stock Purchase Plan:

The Company has reserved 135,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan.  Participation in the employee stock purchase plan is voluntary for all employees of the Company.  Purchase of common shares can be made by employee contributions through payroll deductions with a discretionary matching contribution by the Company of a specified percentage of the employees' contributions based on length of employment with the Company.  At the end of each calendar quarter, the employer/employee contributions will be applied to the purchase of common shares at fair market value which are then held in the name of the Company as custodian for the employees' shares.  These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan.  During the years ended May 31, 2004 and 2003, 89,647 ($2.25 to $2.66 price per share) and, 77,757 ($2.17 to $3.98 price per share) common shares, respectively, were issued to employees. In March 2004, the Company reserved an additional 295,000 shares of common stock for issuance pursuant to this plan.  As of May 31, 2004, 278,357 shares were reserved for further issue.  The amount of Company matching expense was $66,289 and $65,326 for the years ended May 31, 2004 and 2003.

15.  Stock Option Plans:

In 2001, the Company adopted both a nonqualified and incentive stock option plan.  The incentive stock option plan qualifies for preferential treatment under the Internal Revenue Code.  Under these plans, 135,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 76,500 shares have been granted as of May 31, 2004. Under both plans the option price may not be less than the fair market value of the stock at the time the options are granted. Options expire ten years from the date of grant.  Options granted under the Company's previous nonqualified and incentive stock option plans expire five to ten years from the date of grant and are exercisable over the period stated in each option.

The Company has adopted the disclosure method of SFAS No. 123 Accounting for Stock-Based Compensation.  Using the Black-Scholes option valuation model, the estimated fair value of each option granted under the plan was $2.37 and $1.81 during 2004 and $2.00 and $3.65 during 2003.  Principal assumptions used in applying the Black-Scholes model to options at date of grant were as follows:

	2004	2003
Risk-free interest rate	4.75%	3.625%
Expected life in years	10	10
Expected volatility	76% and 73%	82% and 86%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	2004	2003
Outstanding, beginning of year	119,026	100,776
Options granted	35,250	33,250
Options expired	-	(15,000)
Outstanding, end of year (at prices
ranging from $2.06 to $5.75 per
share)	154,276	119,026

There were no options exercised in the years ended May 31, 2004 and 2003.

The following table summarizes information about stock options outstanding at May 31, 2004:

	Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	83,250	8.3	$2.42
$3.01-$4.00	31,776	6.0	$3.47
$4.01-$5.00	8,250	8.2	$4.26
$5.01-$6.00	31,000	6.9	$5.71
$2.00-$6.00	154,276	7.5	$3.39

The following table summarizes information about stock options outstanding at May 31, 2003:

	Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price

$2.00-$3.00	48,000	8.2	$2.40
$3.01-$4.00	31,776	7.0	$3.47
$4.01-$5.00	8,250	9.2	$4.26
$5.01-$6.00	31,000	7.9	$5.71
$2.00-$6.00	119,026	7.9	$3.38

16.  Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series.  The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

17.  Treasury Stock:

The Company purchased 4,600 shares of its common stock for a total of $11,586 including brokerage fees (purchase prices ranging from $2.40 to $2.50 per share) during the year ended May 31, 2004.

The Company purchased 29,800 shares of its common stock for a total of $71,377 including brokerage fees (purchase prices ranging from $2.02 to $2.50 per share) during the year ended May 31, 2003.

18.  Retirement Plan:

The Company maintains a retirement plan for essentially all full-time employees pursuant to Section 401(k) of the Internal Revenue Code.  The Company matches 1% of employee voluntary salary deferrals up to a maximum of 10% of each participant's eligible compensation.  The Company may also make discretionary contributions as determined annually by the Company's Board of Directors.  The amount expensed under the plan was $14,267 and $12,965 for the years ended May 31, 2004 and 2003.

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

20.  Cash Flows Information:

	2004	2003

Interest paid	$ 163,314	$ 11,833

Income taxes paid (refunded)	$ 128,036	$ (190,348)