Form 10QSB
period 2004-08-31
TAYLOR DEVICES INC
filed 2004-10-15
CIK 96536

           SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC 20549

                                                                                                                   FORM 10‑QSB

                                                                        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                                                                             SECURITIES EXCHANGE ACT OF 1934

For quarter ended August 31, 2004

Commission File Number 0‑3498

TAYLOR DEVICES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK	16‑0797789
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

90 TAYLOR DRIVE, NORTH TONAWANDA, NEW YORK	14120--0748
Address of principal executive offices	Zip Code

Registrant's Telephone Number, Including Area Code -- 716‑694‑0800

Indicate by check mark whether the registrant (1) has filed all annual, quarterly, and other reports required to be filed with all the Commission and (2) has been subject to the filing requirements for at least the past 90 days.

Yes	X	No

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date.

CLASS	Outstanding at October 13, 2004
Common Stock (2‑1/2 cents par value)	3,022,003

TAYLOR DEVICES, INC.

Index to Form 10-QSB

TAYLOR DEVICES, INC. AND SUBSIDIARY

Part I - Item 1. Financial Statements

Condensed Consolidated Balance Sheets	(Unaudited)
	August 31, 2004	May 31, 2004
Assets
Current assets:
Cash and cash equivalents	$ 468,103	$ 88,390
Accounts receivable, net	1,962,504	1,440,054
Inventory	4,755,603	4,560,755
Costs and estimated earnings in excess of billings	1,399,643	1,537,999
Other current assets	1,074,438	769,252
Total current assets	9,660,291	8,396,450

Maintenance and other inventory, net	526,807	464,985
Property and equipment, net	3,662,735	3,679,831
Investment in affiliate, at equity	439,168	435,321
Intangibles and other assets	171,021	173,434

	$14,460,022	$13,150,021

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 1,686,764	$ 364,054
Payables - trade	731,946	904,179
Accrued commissions	436,258	488,236
Billings in excess of costs and estimated earnings	241,520	-
Other current liabilities	362,173	390,152
Total current liabilities	3,458,661	2,146,621

Long-term liabilities	1,141,694	1,220,838
Payables - affiliate	718,370	775,716

Minority stockholder's interest	426,224	418,723

Stockholders' Equity:
Common stock and additional paid-in capital	4,026,188	3,972,887
Retained earnings	5,581,854	5,508,205
	9,608,042	9,481,092
Treasury stock - at cost	(892,969)	(892,969)
Total stockholders' equity	8,715,073	8,588,123

	$14,460,022	$13,150,021

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)
	For the three months ended August 31,
	2004	2003

Sales, net	$ 2,451,419	$ 2,989,261
Cost of goods sold	1,595,625	2,398,048
Gross profit	855,794	591,213

Selling, general and administrative expenses	692,962	943,121
Operating income (loss)	162,832	(351,908)

Other income (expense), net	(34,729)	12,504
Income (loss) before provision for income taxes, equity in net
income of affiliate and minority stockholder's interest	128,103	(339,404)

Provision for income taxes (benefit)	50,800	(125,000)
Income (loss) before equity in net income of affiliate and
minority stockholder's interest	77,303	(214,404)

Equity in net income of affiliate	3,847	18,647
Income (loss) before minority stockholder's interest	81,150	(195,757)

Minority stockholder's interest	(7,501)	(5,372)
Net income (loss)	$ 73,649	$ (201,129)

Basic and diluted earnings (loss) per common share	$ 0.02	$ (0.07)

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows	(Unaudited)
	For the three months ended August 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$ 73,649	$ (201,129)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	87,368	85,770
Gain on sale of equipment	-	-
Bad debts expense	-	-
Equity in net income of affiliate	(3,847)	(18,647)
Gain on settlement of officer life insurance policies	-	(53,719)
Deferred income taxes	-	-
Minority stockholder's interest	7,501	5,372
Changes in other assets and liabilities:
Accounts receivable	(522,450)	(256,881)
Inventory	(256,670)	352,834
Costs and estimated earnings in excess of billings	138,356	2,708,910
Other current assets	(77,684)	(213,662)
Payables - trade	(172,233)	(41,013)
Accrued commissions	(51,978)	(362,782)
Billings in excess of costs and estimated earnings	241,520	184,033
Other current liabilities	(27,979)	23,823
Net cash flows from (for) operating activities	(564,447)	2,212,909

Cash flows from investing activities:
Acquisition of property and equipment	(68,172)	(13,185)
Proceeds from settlement of officer life insurance policies	-	-
Other investing activities	(227,189)	18,019
Net cash flows from (for) investing activities	(295,361)	4,834

Cash flows from financing activities:
Net short-term borrowings and repayments
on long-term debt	1,243,566	(2,570,969)
Payables - affiliate, net	(57,346)	14,009
Proceeds from long-term debt	-	-
Proceeds from issuance of common stock	53,301	55,805
Acquisition of treasury stock	-	(11,310)
Net cash flows from (for) financing activities	1,239,521	(2,512,465)

Net increase (decrease) in cash and cash equivalents	379,713	(294,722)

Cash and cash equivalents - beginning	88,390	417,166

Cash and cash equivalents - ending	$ 468,103	$ 122,444

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2004 and May 31, 2004, the results of operations for the three months ended August 31, 2004 and August 31, 2003, and cash flows for the three months ended August 31, 2004 and August 31, 2003.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2004.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.
3.

For the three month period ended August 31, 2004, the net income was divided by 3,000,413, which is net of the Treasury shares, to calculate the net income per share.  For the three month period ended August 31, 2003, the profit was divided by 2,913,739, which is net of the Treasury shares, to calculate the earnings per share.

4.	The results of operations for the three month period ended August 31, 2004 are not necessarily indicative of the results to be expected for the full year.
5.	Significant Equity Investee: The Company owns approximately a 23% equity investment in Tayco Developments, Inc. (Developments). For the three months ended August 31, 2004, Tayco Developments, Inc. had revenues of $126,000 and net income of $33,000. For the three months ended August 31, 2003, Tayco Developments, Inc. had revenues of $147,000 and net income of $29,000. The carrying amount of the investment in Tayco Developments, Inc. as of August 31, 2004 and May 31, 2004 was $439,000 and $435,000.

TAYLOR DEVICES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  Information in this Item 2, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-QSB that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.   The Company disclaims any obligation to update the forward-looking statements in this report.

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparison of the three months ended August 31, 2004 and 2003
Increase /
(Decrease)
Sales, net	$ (538,000)
Cost of goods sold	$ (802,000)
Selling, general and administrative expenses	$ (250,000)
Other income (expense), net	$ (47,000)
Income (loss) before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 468,000
Provision (benefit) for income taxes	$ 176,000
Income (loss) before equity in net income of affiliate and minority stockholder's interest	$ 292,000
Equity in net income of affiliate	$ (15,000)
Net income (loss)	$ 275,000

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

Adjustments to cost estimates are made periodically and any losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  However, any profits expected on contracts in progress are recognized over the life of the contract.

For financial statement presentation purposes, the Company nets progress billings against the total costs incurred on uncompleted contracts.  The asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  The liability, "billings in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

For the three months ended August 31, 2004  (All figures being discussed are for the three months ended August 31, 2004 as compared to the three months ended August 31, 2003.)

Three months ended	Change
	August 31, 2004	August 31, 2003	Increase / (Decrease)	Percent Change
Net Revenue	$2,451,000	$ 2,989,000	$ (538,000)	-18%
Cost of sales	1,596,000	2,398,000	(802,000)	-33%
Gross profit	$ 855,000	$ 591,000	$ 264,000	45%
¼as a percentage of net revenues	35%	20%

The Company's consolidated results of operations showed a 18% decrease in net revenues with an increase in net income to $74,000 from a net loss of $201,000. Gross profit increased by 45%.  Revenues recorded in the current period for long-term construction projects dropped to almost half of the level recorded in the prior year.  However, the current year's projects contributed a gross profit margin of 39% as compared to 8% in the prior year's period.  The overall gross profit as a percentage of net revenues for the quarter was 35% as compared to 20% for the same period in the prior year. Management continues to reduce spending on the overhead portion of cost-of-sales, as the level of sales has decreased, in its effort to improve profitability.

Selling, General and Administrative Expenses
Three months ended	Change
	August 31, 2004	August 31, 2003	Increase / (Decrease)	Percent Change
Outside Commissions	$ 104,000	$ 217,000	$(113,000)	-52%
Royalties	36,000	69,000	(33,000)	-48%
Other SG&A	553,000	657,000	(104,000)	-16%
Total SG&A	$ 693,000	$ 943,000	$(250,000)	-27%
¼as a percentage of net revenues	28%	32%

Selling, general and administrative expenses decreased by approximately 27% from the prior year primarily due to lower levels of commission expense, which is directly related to the level of sales for the period.  Commission expense was also higher in the prior year period due to higher commission rates on a few of the large, long-term construction projects in production at that time.  Royalty expense is just over half of the amount recorded in the prior year period.  There were fewer long-term construction projects that are subject to the royalty during the current quarter. These reductions, combined with a decrease in advertising expense and professional expenses contributed to the savings over the prior year.

The above factors resulted in operating income of $163,000 for the three months ended August 31, 2004 as compared to an operating loss of $352,000 in the same period of the prior year.

In spite of slightly higher interest rates, interest expense decreased by approximately 17% from the same period of the prior year due to a lower level of use of the Company's operating line of credit.   The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.  Included in this year's interest expense is $9,000 on an unsecured promissory note payable to Developments.

Other income (expense), net of $35,000 in the current year is primarily interest expense.  The $13,000 income in the prior year period includes interest expense of $45,000 and income of $54,000 for the excess of proceeds from the life insurance policies on the Company's founder, Paul H. Taylor, over the net of the cash surrender value of the policies and loans against the policies.

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

Capital expenditures for the three months ended August 31, 2004 were $68,000 compared to $13,000 in the same period of the prior year.  There are no material commitments for capital expenditures as of August 31, 2004.

The Company has a $7,500,000 line of credit on which there is a $1,464,000 balance outstanding as of August 31, 2004.  This is up from the $144,000 balance outstanding as of May 31, 2004.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2005 - $144,000; 2006 - $231,000; 2007 - $241,000; 2008 - $232,000; 2009 - $138,000; and 2010 - $72,000.

Inventory and Maintenance Inventory
August 31, 2004	May 31, 2004	Increase
Raw Materials	$ 294,000		$ 291,000		$ 3,000	1%
Work in process	4,123,000		3,946,000		177,000	4%
Finished goods	339,000		324,000		15,000	5%
Inventory	4,756,000	90%	4,561,000	91%	195,000	4%
Maintenance inventory	527,000	10%	465,000	9%	62,000	13%
Total	$5,283,000	100%	$5,026,000	100%	$ 257,000	5%

Inventory turnover	1.2	1.8
NOTE: Inventory turnover is annualized for the three-month period ending August 31, 2004.

Inventory, at $4,756,000 as of August 31, 2004, is higher by approximately 4% over the prior year-end.  Of this, approximately 87% is work in process, 7% is finished goods, and 6% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.

This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $45,000 for the three-month period ended August 31, 2004 as it was for the same period last year.  However, the Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
August 31, 2004	May 31, 2004	Increase /(Decrease)
Accounts receivable	$1,963,000	$1,440,000	$ 523,000	36%
Costs and estimated earnings in excess of billings	1,400,000	1,538,000	(138,000)	-9%
Less: Billings in excess of costs and estimated earnings	242,000	-	242,000
Net	$3,121,000	$2,978,000	$ 143,000	5%

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

Accounts receivable of $1,963,000 as of August 31, 2004 includes approximately $243,000 of amounts retained by customers on long-term construction projects. The increase in accounts receivable over the prior year-end by approximately $523,000 is due to: (1) a combination of higher billings for non-project sales in August as compared to May, along with (2) increased billings on certain long-term projects during August as compared to May.  The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible in certain governmental contracts and contracts with foreign customers.  The $1,400,000 balance in this account at August 31, 2004 is a 9% decrease from the prior year-end.  This decrease results from increased billings to customers as many of the long-term projects have been completed or were at an advanced stage of completion at August 31, 2004.  The Company expects to bill the entire amount during the next twelve months.

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized.  The $242,000 balance in this account at August 31, 2004 is an increase from the zero balance at the end of the prior year.  This increase is primarily due to advance payments received on two long-term construction projects that are in very early stages of production. Final delivery of product under these contracts is expected to occur during the next twelve months.

The Company's backlog of sales orders at August 31, 2004 is $6.6 million, up from the backlog at the end of the prior year of $6.5 million.  $0.7 million of the current backlog is on projects already in progress.  $0.9 million of the current backlog is for a long-term project that was also included in the backlog at May 31, 2004.  Work on this project has not started as the customer has not obtained the necessary letter of credit to assure payment for the project.  The Company has submitted several bids, that are still pending, to work on long-term construction projects around the world.  If the Company is successful in its efforts to win the bids, it will have a positive impact on the sales order backlog.

Accounts payable, at $732,000 as of August 31, 2004, is approximately $172,000 less than the prior year-end.  This reduction is primarily due to three factors: 1) less purchasing volume -- due to lower sales volume; 2) increased efforts to cut costs; and 3) increased emphasis on taking advantage of early payment discounts negotiated with suppliers.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of August 31, 2004 are $436,000.  This is slightly less than the $488,000 accrued at the prior year-end.  The Company expects the current accrued amount to be paid during the next twelve months.  Other accrued expenses decreased only slightly from the prior year-end to $362,000.

The Company paid $84,000 to Developments during the three months ended August 31, 2004 to reduce the principal balance on the note payable.

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

            The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2004 and have concluded that as of the evaluation date, the disclosure controls and procedures were adequate to ensure that material information relating to the Company was made known to the officers by others within the Company.

             (b)           Changes in internal controls.

            There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

TAYLOR DEVICES, INC.

Part II - Other Information

ITEM 1	Legal Proceedings
None except for routine litigation incidental to the Company's business.
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended August 31, 2004 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2004 - June 30, 2004	-	-	-
July 1, 2004 - July 31, 2004	-	-	-
August 1, 2004 - August 31, 2004	-	-	-
Total	-	-	-	$160,802 (1)

(1) In 1998, the Company initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000.  Additional deposits of $435,000 have been made to the plan, with expenditures of $499,198.  To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

(d)

Under the terms of the Company's credit arrangements with its major lender, the Company is prohibited from issuing cash dividends.  In addition, the credit arrangements requires the Company to maintain net working capital of at least $2,000,000 and tangible net worth of at last $6,000,000, as such terms are defined in the credit documents.  On August 31, 2004, under such definitions the Company's net working capital and tangible net worth were significantly in excess of such limits.

ITEM 3	Defaults Upon Senior Securities None

ITEM 4	Submission of Matters to Vote of Securities Holders None

ITEM 5	Other Information

(a)

The total number of shares of the Company outstanding during the quarter increased by 23,473 because of purchases of Company stock by employees under the 2004 Taylor Devices, Inc. Employee Stock Purchase Plan.

(b) Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors
None
ITEM 6	Exhibits

Exhibits

	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
	32(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of August 31, 2004, and the related condensed consolidated statements of income and cash flows for the three months ended August 31, 2004 and August 31, 2003.  These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of May 31, 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 4, 2004, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2004 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
October 1, 2004

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	s/Douglas P. Taylor	Date:	October 13, 2004
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

AND

By:	s/Mark V. McDonough	Date:	October 13, 2004
Mark V. McDonough Chief Financial Officer