Form 10QSB
period 2004-11-30
TAYLOR DEVICES INC
filed 2005-01-14
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10‑QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended November 30, 2004

Commission File Number 0‑3498

TAYLOR DEVICES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK	16‑0797789
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

90 TAYLOR DRIVE, NORTH TONAWANDA, NEW YORK, 14120-0748
Address of principal executive offices

Registrant's Telephone Number -- 716‑694‑0800

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months and (2) has been subject to the filing requirements for the past 90 days.

Yes	X	No

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date.

CLASS	Outstanding at January 13, 2005
Common Stock (2‑1/2 cents par value)	3,102,057

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30, 2004	May 31,
		2004

Assets
Current assets:
Cash and cash equivalents	$ 116,345	$ 88,390
Accounts receivable, net	1,608,827	1,440,054
Inventory	5,211,471	4,560,755
Costs and estimated earnings in excess of billings	2,144,305	1,537,999
Other current assets	1,075,502	769,252
Total current assets	10,156,450	8,396,450

Maintenance and other inventory, net	522,774	464,985

Property and equipment, net	3,619,830	3,679,831

Investment in affiliate, at equity	443,139	435,321

Intangible and other assets	168,608	173,434
	$ 14,910,801	$ 13,150,021
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 1,992,524	$ 364,054
Payables - trade	783,589	904,179
Accrued commissions	422,303	488,236
Billings in excess of costs and estimated earnings	409,167	-
Other current liabilities	371,512	390,152
Total current liabilities	3,979,095	2,146,621

Long-term debt	1,091,842	1,220,838
Payables - affiliate	665,147	775,716
Minority stockholder's interest	435,728	418,723

Stockholders' Equity:

Common stock and additional paid-in capital	4,036,666	3,972,887
Retained earnings	5,595,292	5,508,205
	9,631,958	9,481,092
Treasury stock - at cost	(892,969)	(892,969)
Total stockholders' equity	8,738,989	8,588,123
	$ 14,910,801	$ 13,150,021

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2004	2003	2004	2003

Sales, net	$ 2,649,727	$ 3,354,261	$ 5,101,146	$ 6,343,522

Cost of goods sold	1,854,465	2,483,122	3,450,090	4,881,170

Gross profit	795,262	871,139	1,651,056	1,462,352

Selling, general and administrative expenses	754,758	1,068,881	1,447,720	2,012,002

Operating income (loss)	40,504	(197,742)	203,336	(549,650)

Other expense, net	(34,333)	(28,166)	(69,062)	(15,662)

Income (loss) before provision for income taxes,
equity in net income of affiliate and
minority stockholder's interest	6,171	(225,908)	134,274	(565,312)

Provision for income taxes (benefit)	(12,800)	(102,500)	38,000	(227,500)

Income (loss) before equity in net income of affiliate
and minority stockholder's interest	18,971	(123,408)	96,274	(337,812)

Equity in net income of affiliate	3,971	8,828	7,818	27,475

Income (loss) before minority stockholder's interest	22,942	(114,580)	104,092	(310,337)

Minority stockholder's interest	(9,504)	(2,868)	(17,005)	(8,240)

Net income (loss)	$ 13,438	$ (117,448)	$ 87,087	$ (318,577)

Basic and diluted earnings (loss) per common share	$ -	$ (0.04)	$ 0.03	$ (0.11)

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
For the six months ended November 30,	2004	2003

Cash flows from operating activities:
Net income (loss)	$ 87,087	$ (318,577)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	175,761	172,622
Bad debts expense	16,000	-
Equity in net income of affiliate	(7,818)	(27,475)
Gain on settlement of officer life insurance policies	-	(53,720)
Minority stockholder's interest	17,005	8,240
Changes in other assets and liabilities:
Accounts receivable	(184,773)	1,672,373
Inventory	(708,505)	600,322
Costs and estimated earnings in excess of billings	(606,306)	2,276,320
Other current assets	(69,488)	(375,545)
Payables - trade	(120,590)	(373,039)
Accrued commissions	(65,933)	(350,279)
Billings in excess of costs and estimated earnings	409,167	148,884
Other current liabilities	(18,640)	22,261
Net cash flows from (for) operating activities	(1,077,033)	3,402,387

Cash flows from investing activities:
Acquisition of property and equipment	(111,559)	(34,305)
Proceeds from settlement of officer life insurance policies	-	263,398
Other investing activities	(236,137)	5,414
Net cash flows from (for) investing activities	(347,696)	234,507

Cash flows from financing activities:
Net short-term borrowings and repayments
on long-term debt	1,499,474	(4,252,840)
Payables - affiliate	(110,569)	226,389
Proceeds from issuance of common stock	63,779	117,218
Acquisition of treasury stock	-	(11,586)
Net cash flows from (for) financing activities	1,452,684	(3,920,819)

Net increase (decrease) in cash and cash equivalents	27,955	(283,925)

Cash and cash equivalents - beginning	88,390	417,166

Cash and cash equivalents - ending	$ 116,345	$ 133,241

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2004 and May 31, 2004, the results of operations for the three and six months ended November 30, 2004 and November 30, 2003, and cash flows for the six months ended November 30, 2004 and November 30, 2003.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2004.

2.	There is no provision nor shall there be any provision for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.

For the three and six month periods ended November 30, 2004, the net income was divided by 3,007,255, which is net of the Treasury shares, to calculate the net income per share.  For the three and six month periods ended November 30, 2003, the loss was divided by 2,923,945, which is net of the Treasury shares, to calculate the loss per share.

4.	The results of operations for the six month period ended November 30, 2004 are not necessarily indicative of the results to be expected for the full year.

5.

Significant Equity Investee: The Company owns approximately a 23% equity investment in Tayco Developments, Inc. (Developments).  For the six months ended November 30, 2004, Tayco Developments, Inc. had revenues of $253,000 and net income of $52,000.  For the six months ended November 30, 2003, Tayco Developments, Inc. had revenues of $306,000 and net income of $37,000.  The carrying amount of the investment in Tayco Developments, Inc. as of November 30, 2004 and May 31, 2004 was $443,000 and $435,000, respectively.

TAYLOR DEVICES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  Information in this Item 2, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-QSB that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," "assume" and analogous expressions are intended to identify forward-looking statements, and as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  These forward-looking statements speak only as of the date of this report.  The Company disclaims any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in the Company's expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparison of the six months ended November 30, 2004 and 2003
Increase /
(Decrease)
Sales, net	$ (1,242,000)
Cost of goods sold	$ (1,431,000)
Selling, general and administrative expenses	$ (564,000)
Other expense, net	$ 53,000
Income (loss) before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 700,000
Provision (benefit) for income taxes	$ 266,000
Income (loss) before equity in net income of affiliate and minority stockholder's interest	$ 434,000
Equity in net income of affiliate	$ (20,000)
Net income (loss)	$ 406,000

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

For the six months ended November 30, 2004  (All figures being discussed are for the six months ended November 30, 2004 as compared to the six months ended November 30, 2003.)

	Six months ended		Change
	November 30, 2004	November 30, 2003	Increase / (Decrease)	Percent Change
Net Revenue	$5,101,000	$ 6,344,000	$(1,243,000)	-20%
Cost of sales	3,450,000	4,881,000	(1,431,000)	-29%
Gross profit	$1,651,000	$ 1,463,000	$ 188,000	13%
¼as a percentage of net revenues	32%	23%

The Company's consolidated results of operations showed a 20% decrease in net revenues with an increase in net income to $87,000 from a net loss of $319,000. Gross profit increased by 13%.  Revenues recorded in the current period for long-term construction projects dropped by 36% of the level recorded in the prior year.  However, the current year's projects contributed a gross profit margin of 33% as compared to 15% in the prior year's period.  The overall gross profit as a percentage of net revenues for the quarter was 32% as compared to 23% for the same period in the prior year. Management continues to reduce spending on the overhead portion of cost-of-sales, as the level of sales has decreased, in its effort to improve profitability.

Selling, General and Administrative Expenses
Six months ended	Change
	November 30, 2004	November 30, 2003	Increase / (Decrease)	Percent Change
Outside Commissions	$ 181,000	$ 468,000	$(287,000)	-61%
Royalties	92,000	160,000	(68,000)	-43%
Other SG&A	1,175,000	1,384,000	(209,000)	-15%
Total SG&A	$1,448,000	$2,012,000	$(564,000)	28%
¼as a percentage of net revenues	28%	32%

Selling, general and administrative expenses decreased by approximately 28% from the prior year primarily due to lower levels of commission expense, which is directly related to the level of sales for the period.  Commission expense was also higher in the prior year period due to higher commission rates on a few of the large, long-term construction projects in production at that time.  Royalty expense is just over half of the amount recorded in the prior year period.  There were fewer long-term construction projects that are subject to the royalty during the current year. These reductions, combined with decreases in expenses for personnel by $97,000, insurance by $35,000 and advertising by $27,000, contributed to the savings over the prior year.

The above factors resulted in operating income of $203,000 for the six months ended November 30, 2004 as compared to an operating loss of $550,000 in the same period of the prior year.

In spite of slightly higher interest rates, interest expense decreased slightly from the same period of the prior year due to a lower level of use of the Company's operating line of credit.   The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.  Included in this year's interest expense is $17,000 on an unsecured promissory note payable to Developments.

Other expense, net of $69,000 in the current year is primarily interest expense.  Other expense, net of $16,000 in the prior year period primarily includes interest expense of $75,000 and income of $54,000 for the excess of proceeds from the life insurance policies on the Company's founder, Paul H. Taylor, over the net of the cash surrender value of the policies and loans against the policies.

For the three months ended November 30, 2004  (All figures being discussed are for the three months ended November 30, 2004 as compared to the three months ended November 30, 2003.)

	Three months ended		Change
	November 30, 2004	November 30, 2003	Increase / (Decrease)	Percent Change
Net Revenue	$2,650,000	$ 3,354,000	$ (704,000)	-21%
Cost of sales	1,855,000	2,483,000	(628,000)	-25%
Gross profit	$ 795,000	$ 871,000	$ (76,000)	-9%
¼as a percentage of net revenues	30%	26%

The Company's consolidated results of operations showed a 21% decrease in net revenues with an increase in net income to $13,000 from a net loss of $117,000. Gross profit decreased by 9%.  Revenues recorded in the current period for long-term construction projects dropped by 26% of the level recorded in the prior year.  However, the current year's projects contributed a gross profit margin of 30% as compared to 20% in the prior year's period.  The overall gross profit as a percentage of net revenues for the quarter was 30% as compared to 26% for the same period in the prior year. Management continues to reduce spending on the overhead portion of cost-of-sales, as the level of sales has decreased, in its effort to improve profitability.

Selling, General and Administrative Expenses
	Three months ended		Change
	November 30, 2004	November 30, 2003	Increase / (Decrease)	Percent Change
Outside Commissions	$ 77,000	$ 250,000	$(173,000)	-69%
Royalties	56,000	92,000	(36,000)	-39%
Other SG&A	622,000	727,000	(105,000)	-14%
Total SG&A	$ 755,000	$1,069,000	$(314,000)	-29%
¼as a percentage of net revenues	28%	32%

Selling, general and administrative expenses decreased by approximately 29% from the prior year primarily due to lower levels of commission expense, which is directly related to the level of sales for the period.  Commission expense was also higher in the prior year period due to higher commission rates on a few of the large, long-term construction projects in production at that time.  Royalty expense is 39% less than the amount recorded in the prior year period.  There were fewer long-term construction projects that are subject to the royalty during the current quarter. These reductions, combined with decreases in expenses for personnel by $78,000 and consulting by $25,000, contributed to the savings over the prior year.

The above factors resulted in operating income of $41,000 for the three months ended November 30, 2004 as compared to an operating loss of $198,000 in the same period of the prior year.

Due to slightly higher interest rates, a higher level of use of the Company's operating line of credit during the quarter and interest on an unsecured promissory note payable to Developments, interest expense increased by approximately $7,000 from the same period of the prior year.   The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.  Interest expense is included in other income (expense), net.

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

Capital expenditures for the six months ended November 30, 2004 were $112,000 compared to $34,000 in the same period of the prior year.  There are no material commitments for capital expenditures as of November 30, 2004.

The Company has reduced the amount of its line of credit from $7,500,000 to $5,000,000 during the quarter as the excess amount was not being utilized.  There is a $1,767,000 balance outstanding as of November 30, 2004.  This is up from the $144,000 balance outstanding as of May 31, 2004.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2005 - $97,000; 2006 - $231,000; 2007 - $241,000; 2008 - $232,000; 2009 - $138,000; and 2010 - $72,000.

Inventory and Maintenance Inventory
November 30, 2004	May 31, 2004	Increase
Raw Materials	$ 472,000		$ 291,000		$ 181,000	62%
Work in process	4,412,000		3,946,000		466,000	12%
Finished goods	327,000		324,000		3,000	1%
Inventory	5,211,000	91%	4,561,000	91%	650,000	14%
Maintenance inventory	523,000	9%	465,000	9%	58,000	12%
Total	$5,734,000	100%	$5,026,000	100%	$ 708,000	14%

Inventory turnover	1.3		1.8
NOTE: Inventory turnover is annualized for the six-month period ending November 30, 2004.

Inventory, at $5,211,000 as of November 30, 2004, is higher by approximately 14% over the prior year-end.  Of this, approximately 85% is work in process, 6% is finished goods, and 9% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  The inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $60,000 for the six-month period ended November 30, 2004 and $90,000 for the same period last year.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings

November 30, 2004	May 31, 2004	Increase /(Decrease)
Accounts receivable	$1,609,000	$1,440,000	$ 169,000	12%
Costs and estimated earnings in excess of billings	2,144,000	1,538,000	606,000	39%
Less: Billings in excess of costs and estimated earnings	409,000	-	409,000
Net	$3,344,000	$2,978,000	$ 366,000	12%

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

Accounts receivable of $1,609,000 as of November 30, 2004 includes approximately $197,000 of amounts retained by customers on long-term construction projects. The increase in accounts receivable over the prior year-end by approximately $169,000 is due to higher billings for non-project sales in November as compared to May.  The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible in certain governmental contracts and contracts with foreign customers.  The $2,144,000 balance in this account at November 30, 2004 is a 39% increase from the prior year-end.  This increase results from work commencing on several long-term construction projects that were not in process at May 31, 2004.  There are no progress billings to the customer permitted on some of these projects. The Company expects to bill the entire amount during the next twelve months.

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized.  The $409,000 balance in this account at November 30, 2004 is an increase from the zero balance at the end of the prior year.  This increase is due to advance payments received on three long-term construction projects that are in very early stages of production. Final delivery of product under these contracts is expected to occur during the next twelve months.

The Company's backlog of sales orders at November 30, 2004 is $6.1 million, down from the backlog at the end of the prior year of $6.5 million.  $1.3 million of the current backlog is on projects already in progress.  $0.9 million of the current backlog is for a long-term project that was also included in the backlog at May 31, 2004.  Work on this project has not started as the customer has not obtained the necessary letter of credit to assure payment for the project.  The Company has submitted several bids, that are still pending, to work on long-term construction projects around the world.  If the Company is successful in its efforts to win the bids, it will have a positive impact on the sales order backlog.

Accounts payable, at $784,000 as of November 30, 2004, is approximately $121,000 less than the prior year-end.  This reduction is primarily due to three factors: 1) less purchasing volume -- due to lower sales volume; 2) increased efforts to cut costs; and 3) increased emphasis on taking advantage of early payment discounts negotiated with suppliers.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of November 30, 2004 are $422,000.  This is slightly less than the $488,000 accrued at the prior year-end.  The Company expects the current accrued amount to be paid during the next twelve months.  Other accrued expenses decreased only slightly from the prior year-end to $372,000.

The Company paid $159,000 to Developments during the six months ended November 30, 2004 to reduce the principal balance on the note payable.

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

                The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2004 and have concluded that as of the evaluation date, the disclosure controls and procedures were adequate to ensure that material information relating to the Company was made known to the officers by others within the Company.

(b)           Changes in internal controls.

                There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

TAYLOR DEVICES, INC.

Part II - Other Information

ITEM 1	Legal Proceedings
None except for routine litigation incidental to the Company's business.
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended November 30, 2004 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities

	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	September 1, 2004 - September 30, 2004	-	-	-
	October 1, 2004 - October 31, 2004	-	-	-
	November 1, 2004 - November 30, 2004	-	-	-
	Total	-	-	-	$160,802 (1)

(1)   In 1998, the Company initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000.  Additional deposits of $435,000 have been made to the plan, with expenditures of $499,198.  To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

(d) Under the terms of the Company's credit arrangements with its major lender, the Company is prohibited from issuing cash dividends. In addition, the credit arrangements requires the Company to maintain net working capital of at least $2,000,000 and tangible net worth of at last $6,000,000, as such terms are defined in the credit documents. On November 30, 2004, under such definitions the Company's net working capital and tangible net worth were significantly in excess of such limits.
ITEM 3	Defaults Upon Senior Securities
None
ITEM 4	Submission of Matters to Vote of Securities Holders

The Annual Meeting of Shareholders was held on November 5, 2004.  The total outstanding number of shares on the meeting record date of September 22, 2004 was 3,018,034.  A total of 2,566,546 shares were present in person or by proxy at the meeting.  The following are the election results for the slate of directors presented by management.

Two Class 3 Directors of the Company were elected to serve a three year term expiring in 2007.

Douglas P. Taylor - 2,529,638 shares voted for and 36,908 shares withheld.

Randall L. Clark - 2,529,253 shares voted for and 37,293 shares withheld.

ITEM 5	Other Information

(a)

The total number of shares of the Company outstanding during the quarter increased by 3,969 because of purchases of Company stock by employees under the 2004 Taylor Devices, Inc. Employee Stock Purchase Plan.

(b) Material changes to the procedures by which security holders may recommend nominees to the Registrant's Board of Directors
None
ITEM 6 Exhibits

20 News from Taylor Devices, Inc. Shareholder Letter, Winter 2004-2005.
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

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of November 30, 2004, the related condensed consolidated statements of income for the three and six months ended November 30, 2004 and November 30, 2003 and cash flows for the six months ended November 30, 2004 and November 30, 2003.  These interim financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Lumsden & McCormick, LLP
Buffalo, New York
December 23, 2004

TAYLOR DEVICES, INC.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	s/Douglas P. Taylor	Date:	January 13, 2005
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

AND

By:	s/Mark V. McDonough	Date:	January 13, 2005
Mark V. McDonough Chief Financial Officer