Form 10QSB
period 2005-02-28
TAYLOR DEVICES INC
filed 2005-04-14
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10‑QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended February 28, 2005

Commission File Number 0‑3498

TAYLOR DEVICES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK	16‑0797789
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

90 TAYLOR DRIVE, NORTH TONAWANDA, NEW YORK 14120-0748
Address of principal executive offices

Registrant's Telephone Number - 716‑694‑0800

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months and (2) has been subject to the filing requirements for the past 90 days.

Yes	X	No

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date.

CLASS	Outstanding at April 13, 2005
Common Stock (2‑1/2 cents par value)	3,102,057

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	February 28, 2005	May 31, 2004

Assets
Current assets:
Cash and cash equivalents	$ 32,283	$ 88,390
Accounts receivable, net	1,570,738	1,440,054
Inventory	5,229,899	4,560,755
Costs and estimated earnings in excess of billings	2,330,503	1,537,999
Other current assets	948,307	843,347
Total current assets	10,111,730	8,470,545

Maintenance and other inventory, net	514,468	464,985

Property and equipment, net	3,550,037	3,679,831

Investment in affiliate, at equity	444,943	435,321

Intangible and other assets	191,165	173,434
	$ 14,812,343	$ 13,224,116
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 1,977,335	$ 364,054
Payables - trade	729,068	904,179
Accrued commissions	473,675	488,236
Billings in excess of costs and estimated earnings	319,666	-
Other current liabilities	296,221	464,247
Total current liabilities	3,795,965	2,220,716

Long-term liabilities	1,041,267	1,220,838
Payables - affiliate	599,952	775,716
Minority stockholder's interest	441,968	418,723

Stockholders' Equity:

Common stock and additional paid-in capital	4,273,413	3,972,887
Retained earnings	5,552,747	5,508,205
	9,826,160	9,481,092
Treasury stock - at cost	(892,969)	(892,969)
Total stockholders' equity	8,933,191	8,588,123

	$ 14,812,343	$ 13,224,116

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

Sales, net	$ 2,619,488	$ 3,372,094	$ 7,720,634	$ 9,715,617

Cost of goods sold	1,937,083	2,297,773	5,387,173	7,178,943

Gross profit	682,405	1,074,321	2,333,461	2,536,674

Selling, general and administrative expenses	701,495	926,928	2,149,215	2,938,929

Operating income (loss)	(19,090)	147,393	184,246	(402,255)

Other expense, net	(35,719)	(21,275)	(104,781)	(36,936)

Income (loss) before provision for income taxes,
equity in net income of affiliate and
minority stockholder's interest	(54,809)	126,118	79,465	(439,191)

Provision for income taxes (benefit)	(16,700)	71,000	21,300	(156,500)

Income (loss) before equity in net income of affiliate
and minority stockholder's interest	(38,109)	55,118	58,165	(282,691)

Equity in net income of affiliate	1,804	5,738	9,622	33,212

Income (loss) before minority stockholder's interest	(36,305)	60,856	67,787	(249,479)

Minority stockholder's interest	(6,240)	(4,994)	(23,245)	(13,233)

Net income (loss)	$ (42,545)	$ 55,862	$ 44,542	$ (262,712)

Basic and diluted earnings (loss) per common share	$ (0.01)	$ 0.02	$ 0.01	$ (0.09)

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
For the nine months ended	February 28, 2005	February 29, 2004

Cash flows from operating activities:
Net income (loss)	$ 44,542	$ (262,712)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	266,292	259,148
Bad debts expense	16,000	-
Equity in net income of affiliate	(9,622)	(33,212)
Gain on settlement of officer life insurance policies	-	(53,720)
Minority stockholder's interest	23,245	13,233
Changes in other assets and liabilities:
Accounts receivable	(146,684)	1,909,413
Inventory	(718,627)	631,508
Costs and estimated earnings in excess of billings	(792,504)	2,702,145
Other current assets	(112,406)	(336,294)
Payables - trade	(175,111)	(518,430)
Accrued commissions	(14,561)	(1,066,609)
Billings in excess of costs and estimated earnings	319,666	(126,730)
Other current liabilities	(168,026)	(519,077)
Net cash flows from (for) operating activities	(1,467,796)	2,598,663

Cash flows from investing activities:
Acquisition of property and equipment	(130,198)	(58,671)
Proceeds from settlement of officer life insurance policies	-	263,398
Other investing activities	(16,585)	157,506
Net cash flows from (for) investing activities	(146,783)	362,233

Cash flows from financing activities:
Net short-term borrowings and repayments
on long-term debt	1,433,710	(3,771,012)
Payables - affiliate	(175,764)	297,464
Proceeds from issuance of common stock	300,526	178,805
Acquisition of treasury stock	-	(11,586)
Net cash flows from (for) financing activities	1,558,472	(3,306,329)

Net decrease in cash and cash equivalents	(56,107)	(345,433)

Cash and cash equivalents - beginning	88,390	417,166

Cash and cash equivalents - ending	$ 32,283	$ 71,733

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2005 and May 31, 2004, the results of operations for the three and nine months ended February 28, 2005 and February 29, 2004, and cash flows for the nine months ended February 28, 2005 and February 29, 2004.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2004.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.

For the three and nine month period ended February 28, 2005, the net income or loss was divided by 3,033,761, which is net of the Treasury shares, to calculate the net income per share.  For the three and nine month period ended February 29, 2004, the loss was divided by 2,939,923, which is net of the Treasury shares, to calculate the loss per share.

4.	The results of operations for the nine month period ended February 28, 2005 are not necessarily indicative of the results to be expected for the full year.

5.

Significant Equity Investee: The Company owns approximately a 23% equity investment in Tayco Developments, Inc. (Developments).  For the nine months ended February 28, 2005, Tayco Developments, Inc. had revenues of $332,000 and net income of $50,000.  For the nine months ended February 29, 2004, Tayco Developments, Inc. had revenues of $443,000 and net income of $74,000.  The carrying amount of the investment in Tayco Developments, Inc. as of February 28, 2005 and May 31, 2004 was $445,000 and $435,000.

6.	The May 31, 2004 financial statements have been reclassified to conform with the presentation adopted for the February 28, 2005 financial statements.

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

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparison of the nine months ended February 28, 2005 and February 29, 2004
Increase /
(Decrease)
Sales, net	$ (1,995,000)
Cost of goods sold	$ (1,792,000)
Selling, general and administrative expenses	$ (790,000)
Other expense, net	$ 68,000
Income (loss) before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 519,000
Provision (benefit) for income taxes	$ 178,000
Income (loss) before equity in net income of affiliate and minority stockholder's interest	$ 341,000
Equity in net income of affiliate	$ (24,000)
Net income (loss)	$ 307,000

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

For the nine months ended February 28, 2005  (All figures being discussed are for the nine months ended February 28, 2005 as compared to the nine months ended February 29, 2004.)

	Nine months ended		Change
	February 28, 2005	February 29, 2004	Increase / (Decrease)	Percent Change
Net Revenue	$7,721,000	$9,716,000	$(1,995,000)	-21%
Cost of sales	5,387,000	7,179,000	(1,792,000)	-25%
Gross profit	$2,334,000	$2,537,000	$ (203,000)	-8%
...as a percentage of net revenues	30%	26%

The Company's consolidated results of operations showed a 21% decrease in net revenues with an increase in net income to $45,000 from a net loss of $263,000. Gross profit decreased by 8%.  Revenues recorded in the current period for long-term construction projects dropped by 28% of the level recorded in the prior year.  However, the current year's projects contributed a gross profit margin of 30% as compared to 21% in the prior year's period.  The overall gross profit as a percentage of net revenues for the period was 30% as compared to 26% for the same period in the prior year. Management continues to reduce spending on the overhead portion of cost-of-sales, as the level of sales has decreased, in its effort to improve profitability.

Selling, General and Administrative Expenses
Nine months ended	Change
	February 28, 2005	February 29, 2004	Increase / (Decrease)	Percent Change
Outside Commissions	$ 305,000	$ 695,000	$(390,000)	-56%
Royalties	122,000	205,000	(83,000)	-40%
Other SG&A	1,722,000	2,039,000	(317,000)	-16%
Total SG&A	$2,149,000	$2,939,000	$(790,000)	-27%

...as a percentage of net revenues	28%	30%

Selling, general and administrative expenses decreased by approximately 27% from the prior year primarily due to lower levels of commission expense, which is directly related to the level of sales for the period.  Commission expense was also higher in the prior year period due to higher commission rates on a few of the large, long-term construction projects in production at that time.  Royalty expense is just over half of the amount recorded in the prior year period.  There were fewer long-term construction projects that are subject to the royalty during the current year. These reductions, combined with decreases in expenses for personnel by $151,000, consulting by $93,000, insurance by $39,000 and advertising by $26,000, contributed to the savings over the prior year.

The above factors resulted in operating income of $184,000 for the nine months ended February 28, 2005 as compared to an operating loss of $402,000 in the same period of the prior year.

Interest expense increased by $20,000 from the same period of the prior year.  Included in this year's interest expense is $25,000 on an unsecured promissory note payable to Developments.  The average level of use of the Company's operating line of credit remained the same when comparing this year to last; however, the interest rates on the line increased from 3.75% to 5.25% between the periods.  The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.  Interest rates on some of the long-term debt has similarly increased.  The principal balance on this debt has reduced during the periods, as scheduled.

Other expense, net of $105,000 in the current year is primarily interest expense.  Other expense, net of $37,000 in the prior year period includes interest expense of $98,000 and income of $54,000 for the excess of proceeds from the life insurance policies on the Company's founder, Paul H. Taylor, over the net of the cash surrender value of the policies and loans against the policies.

For the three months ended February 28, 2005  (All figures being discussed are for the three months ended February 28, 2005 as compared to the three months ended February 29, 2004.)

	Three months ended		Change
	February 28, 2005	February 29, 2004	Increase / (Decrease)	Percent Change
Net Revenue	$2,619,000	$3,372,000	$ (753,000)	-22%
Cost of sales	1,937,000	2,298,000	(361,000)	-16%
Gross profit	$ 682,000	$1,074,000	$ (392,000)	-36%
...as a percentage of net revenues	26%	32%

The Company's consolidated results of operations showed a 22% decrease in net revenues with a decrease in net income from $56,000 to a net loss of $43,000. Gross profit decreased by 36%.  Revenues recorded in the current period for long-term construction projects dropped by 13% of the level recorded in the prior year.  These current year's projects contributed a gross profit margin of 24% as compared to 34% in the prior year's period.  The overall gross profit as a percentage of net revenues for the quarter was 26% as compared to 32% for the same period in the prior year. The Company continues to reduce spending on the overhead portion of cost-of-sales, as the level of sales has decreased, in its effort to improve profitability.   The level of sales during that last three quarters has been consistently lower than the comparative quarters in the prior fiscal year. As discussed below, the Company's backlog of sales orders is up 15% over the prior year-end.   Management is optimistic that this will have a positive impact on the level of sales in the fourth quarter.

Selling, General and Administrative Expenses
	Three months ended		Change
	February 28, 2005	February 29, 2004	Increase / (Decrease)	Percent Change
Outside Commissions	$ 124,000	$ 227,000	$ (103,000)	-45%
Royalties	30,000	44,000	(14,000)	-32%
Other SG&A	547,000	656,000	(109,000)	-17%
Total SG&A	$ 701,000	$ 927,000	$ (226,000)	-24%

...as a percentage of net revenues	27%	27%

Selling, general and administrative expenses decreased by approximately 24% from the prior year primarily due to lower levels of commission expense, which is directly related to the level of sales for the period.  Commission expense was also higher in the prior year period due to higher commission rates on a few of the large, long-term construction projects in production at that time.  Royalty expense is 32% less than the amount recorded in the prior year period.  There were fewer long-term construction projects that are subject to the royalty during the current quarter. These reductions, combined with decreases in expenses for personnel by $56,000 and consulting by $18,000, contributed to the savings over the prior year.

The above factors resulted in an operating loss of $19,000 for the three months ended February 28, 2005 as compared to operating income of $147,000 in the same period of the prior year.

Due to higher interest rates, a higher level of use of the Company's operating line of credit during the quarter and interest on an unsecured promissory note payable to Developments, interest expense increased by approximately $21,000 from the same period of the prior year.   The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.  Interest expense is included in other income (expense), net.

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

Capital expenditures for the nine months ended February 28, 2005 were $130,000 compared to $59,000 in the same period of the prior year.  Approximately $90,000 of the current year expenditures was for production, assembly and testing equipment and improvements; approximately $30,000 was for engineering software and hardware upgrades. There are no material commitments for capital expenditures as of February 28, 2005.

The Company has reduced the amount of its line of credit from $7,500,000 to $5,000,000 during the year as the excess amount was not being utilized.  There is a $1,749,000 balance outstanding as of February 28, 2005.  This is up from the $144,000 balance outstanding as of May 31, 2004.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2005 - $49,000; 2006 - $231,000; 2007 - $241,000; 2008 - $232,000; 2009 - $138,000; and 2010 - $72,000.

Inventory and Maintenance Inventory
February 28, 2005	May 31, 2004	Increase
Raw Materials	$ 485,000		$ 291,000		$ 194,000	67%
Work in process	4,357,000		3,946,000		411,000	10%
Finished goods	389,000		324,000		65,000	20%
Inventory	5,231,000	91%	4,561,000	91%	670,000	15%
Maintenance and other inventory	514,000	9%	465,000	9%	49,000	11%
Total	$5,745,000	100%	$5,026,000	100%	$ 719,000	14%

Inventory turnover	1.3		1.8
NOTE: Inventory turnover is annualized for the nine-month period ending February 28, 2005.

Inventory, at $5,231,000 as of February 28, 2005, is higher by approximately 15% over the prior year-end.  Of this, approximately 83% is work in process, 8% is finished goods, and 9% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $42,000 for the nine-month period ended February 28, 2005 and $135,000 for the same period last year.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
February 28, 2005	May 31, 2004	Increase /(Decrease)
Accounts receivable	$1,571,000	$1,440,000	$ 131,000	9%
Costs and estimated earnings in excess of billings	2,331,000	1,538,000	793,000	52%
Less: Billings in excess of costs and estimated earnings	320,000	-	320,000
Net	$3,582,000	$2,978,000	$ 604,000	20%

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

Accounts receivable of $1,571,000 as of February 28, 2005 includes approximately $160,000 of amounts retained by customers on long-term construction projects.  The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible in certain governmental contracts and contracts with foreign customers.  The $2,331,000 balance in this account at February 28, 2005 is a 52% increase from the prior year-end.  This increase results from work commencing on several long-term construction projects that were not in process at May 31, 2004.  There are no progress billings to the customer permitted on some of these projects. The Company expects to bill the entire amount during the next twelve months.

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized.  The $320,000 balance in this account at February 28, 2005 is an increase from the zero balance at the end of the prior year.  This increase is due to advance payments received on three long-term construction projects that are in very early stages of production. Final delivery of product under these contracts is expected to occur during the next twelve months.

The Company's backlog of sales orders at February 28, 2005 is $7.5 million, up from the backlog at the end of the prior year of $6.5 million.  $1.9 million of the current backlog is on projects already in progress.  $0.9 million of the current backlog is for a long-term project that was also included in the backlog at May 31, 2004.  Work on this project has not started as the customer has not obtained the necessary letter of credit to assure payment for the project.  The Company has submitted several bids, which are still pending, to work on long-term construction projects around the world.  If the Company is successful in its efforts to win the bids, it will have a positive impact on the sales order backlog.

Accounts payable, at $729,000 as of February 28, 2005, is approximately $175,000 less than the prior year-end.  This reduction is primarily due to three factors: 1) less purchasing volume -- due to lower sales volume; 2) increased efforts to cut costs; and 3) increased emphasis on taking advantage of early payment discounts negotiated with suppliers.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of February 28, 2005 are $474,000.  This is slightly less than the $488,000 accrued at the prior year-end.  The Company expects the current accrued amount to be paid during the next twelve months.  Other accrued expenses decreased by $168,000 from the prior year-end to $296,000, primarily because of the Company's annual remittance in January of sales tax collected on sales to customers within the State of California.

The Company paid $204,000 to Developments during the nine months ended February 28, 2005 to reduce the principal balance on the note payable.

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

        The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of February 28, 2005 and have concluded that as of the evaluation date, the disclosure controls and procedures were adequate to ensure that material information relating to the Company was made known to the officers by others within the Company.

        (b)           Changes in internal controls.

        There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

TAYLOR DEVICES, INC.

Part II - Other Information
ITEM 1	Legal Proceedings
None except for routine litigation incidental to the Company's business.
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended February 28, 2005 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities

	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	December 1, 2004 - December 31, 2004	-	-	-
	January 1, 2005 - January 31, 2005	-	-	-
	February 1, 2005 - February 28, 2005	-	-	-
	Total	-	-	-	$160,802 (1)

(1) In 1998, the Company initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000.  Additional deposits of $435,000 have been made to the plan, with expenditures of $499,198.  To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

	(d)	Under the terms of the Company's credit arrangements with its major lender, the Company is prohibited from issuing cash dividends. In addition, the credit arrangements require the Company to maintain net working capital of at least $2,000,000 and tangible net worth of at last $6,000,000, as such terms are defined in the credit documents. On February 28, 2005, under such definitions the Company's net working capital and tangible net worth were significantly in excess of such limits.

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Submission of Matters to Vote of Securities Holders

None

ITEM 5	(a)
The total number of shares of the Company outstanding during the quarter increased by 80,054 due to the exercise of stock options by Directors and key employees under the 2001 Taylor Devices, Inc. Stock Option Plan.

(b)

Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

On February 9, 2005, the Board of Directors of the Company established a standing Nominating Committee comprised of three Directors, Messrs. Randall L. Clark, Donald B. Hofmar, Chairman, and Joseph P. Gastel, all of whom are independent within the meaning of the applicable NASD rules. The Nominating Committee is responsible for recommending candidates to fill any vacancy, or newly created directorship on the Board, and for recommending the slate of nominees to stand for election by shareholders at each annual meeting. The Board also adopted a Nominating Committee Charter ("Charter") to guide the Nominating Committee in its deliberations and its selection of qualified nominees, including any candidates proposed by shareholders. The Nominating Committee is required to meet as a body when and as needed to discharge its function under the Charter, and to report and make recommendations to the entire Board as to proposed nominees.  The report, at minimum, must include the name of each candidate, his or her qualifications, and the reasons for selection.

The Charter requires that in order to be considered by the Nominating Committee as a nominee, every candidate, including any candidate proposed by shareholders, must meet certain qualification criteria, including, among other things, financial literacy, "independence" within the meaning of the NASD rules, satisfactory business experience, and the highest level of integrity and ethical character.  Recommendations must be supported by a detailed background of the suggested candidate, demonstrating how the individual meets the criteria for selection.  A full description of the independence standard and other director qualification criteria are set forth in the Charter attached to this Report as an Exhibit.

Shareholders desiring to propose candidates for election to the Board should carefully review the requirements set forth in the Charter and direct their communications and supporting information to:

Taylor Devices, Inc.
Corporate Secretary
90 Taylor Drive
PO Box 748
North Tonawanda, New York 14120-0748

The Corporate Secretary's Office will forward any recommendation as to a director nominee, together with supporting documentation, to the Chairman of the Nominating Committee.

ITEM 6	Exhibits

	20	News from Taylor Devices, Inc. Shareholder Letter, Spring 2005.

	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.

	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.

	32(i)	Section 1350 Certification of Chief Executive Officer

	32(ii)	Section 1350 Certification of Chief Financial Officer

	99	Nominating Committee Charter

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of February 28, 2005, the related condensed consolidated statements of income for the three and nine months ended February 28, 2005 and February 29, 2004 and cash flows for the nine months ended February 28, 2005 and February 29, 2004.  These interim financial statements are the responsibility of the Company's management.

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
March 25, 2005

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	s/Douglas P. Taylor	Date:	April 13, 2005
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

AND

By:	s/Mark V. McDonough	Date:	April 13, 2005
Mark V. McDonough Chief Financial Officer