Form 10KSB
period 2005-05-31
TAYLOR DEVICES INC
filed 2005-08-26
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-KSB
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2005	Commission file number 0-3498

TAYLOR DEVICES, INC.
(Exact name of small business issuer as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0797789 (I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes                      No        X

Issuer's revenues for its most recent fiscal year are $11,215,592.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the issuer, computed by reference to the average of the bid and asked price on August 17, 2005 was $6,800,312.  In addition to shares held by affiliates, this calculation also excludes shares of the issuer's common stock that are held by Schedule 13D filers.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 17, 2005
Common Stock, $.025 par value	3,102,057

TAYLOR DEVICES, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-KSB Reference

Proxy Statement	Part III, Items 9-12

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

Patents, Trademarks and Licenses

Under a License Agreement ("License Agreement") dated November 1, 1959, between the Company and Tayco Developments, Inc. ("Developments"), an affiliate of the Company, the Company was granted preferential rights to market, in the United States and Canada, all existing and future inventions and patents developed by Developments. The term of this License Agreement is the life of the last-to-expire patent on which the Company is paying royalties, which is the year 2021.  During the life of each patent, the Company records a royalty, payable to Developments, equal to five percent of sales value of patented items sold and shipped.  The Company incurred royalty charges from Developments of $165,000 and $322,000 in the years ended May 31, 2005 and 2004, respectively.  Under the License Agreement, payments of royalties are required to be made quarterly.

The License Agreement also provides for Developments to pay the Company 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement, as well as on apparatus and equipment subject to the License Agreement but modified by the Company, with rights to such modification having been assigned to Developments.  No royalties were received in the year ended May 31, 2005.  Royalties, if any, are paid quarterly.

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

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales.  No extended payment terms are offered.  During the year ended May 31, 2005, delivery time after receipt of orders averaged 12 to 14 weeks for the Company's standard products.  Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects utilizing custom designed components of the Company.

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

Research and Development

The Company does not normally engage in any major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the federal government.  See Item 1. Description of Business, "Patents, Trademarks and Licenses".  The Company, however, engages in research testing of its products.  For the fiscal years ended May 31, 2005 and 2004, the Company expended $257,000 and $302,000, respectively, on manufacturing research through Developments.  For the years ended May 31, 2005 and 2004, defense sponsored research and development totaled $176,000 and $146,000, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2005, the Company had 74 employees, including 3 executive officers, and 3 part time employees.  The Company has good relations with its employees.

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

Rental payments, equivalent to payments of principal and interest due, are made quarterly by the Company over the term of the Lease, and are sufficient to amortize the $1,250,000 tax-exempt industrial development revenue Series A Bonds (the "Bond") issued by the NCIDA.  The payments reimburse HSBC Bank, N.A. ("HSBC"), as issuer of the five year direct-pay irrevocable letter of credit, which is drawn upon by Deutsche Bank, as Trustee, for the benefit of the bondholders.  The letter of credit was renewed by HSBC in November, 2004 for another five-year period.  The Bond bears interest at the HSBC Adjustable Rate Service ("HSBC ARS") rate, plus an incremental amount designated by HSBC Securities, Inc. (the "Remarketing Agent").  The HSBC ARS rate reflects the current bid-side yield of the highest rated short-term, federally tax exempt obligations currently being traded, announced weekly by the Remarketing Agent, not to exceed 15% per annum, and is the minimum rate of interest necessary to enable the Remarketing Agent to remarket the Bond at par.  Annual principal payments by the Company in June of each year range from $25,000 to $150,000, including a final principal payment of $45,000 upon maturity of the Bond on June 1, 2009.  The Bond may be redeemed in whole, or in part, on any quarterly interest payment date, without penalty or premium.  The principal amount outstanding on the Bond as of May 31, 2005 is $175,000.

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

A renewal note dated June 1, 1998 due June 1, 2008 in the face amount of $174,778 is held by HSBC and is secured by property located at 90 Taylor Drive, North Tonawanda, New York.  The principal balance at May 31, 2005 is $56,334.

A mortgage note dated January 1998, due January 1, 2013 in the face amount of $400,000 is also held by HSBC on property located at 90 Taylor Drive, North Tonawanda, with an interest rate equal to the bank's prime interest rate plus 1%.  A monthly payment of $2,222 is due on the first of each month.  The principal balance at May 31, 2005 is $206,667.  All payments on the above obligations are current.

Additional information regarding the Company's long-term debt is contained in Note 9 to the Consolidated Financial Statements filed with this report.

Except for the premises leased from the NCIDA, the Company leases portions of both the building and the property on which it is located from Tayco Realty.  Pursuant to the Lease Agreement between the Company and Tayco Realty, rental payments from June 1, 2004 to May 31, 2005 totaled $159,600.  The Lease Agreement, which contains standard terms and conditions, was renewed on November 1, 1995 for a term of ten years.  Annual rentals are renegotiated by management of the two companies.  The total rent paid by the Company is determined by a base rate, subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by the Company.  The Company also pays for certain expenses incurred for the operation of the facilities.  In addition, the Company leases a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet at $825 per month.  The warehouse is located approximately one-quarter mile from the above-referenced production facilities and office space.  The total rental expense incurred by the Company for this facility in fiscal 2005 was $9,900.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The following tables provide information regarding the properties discussed in this Item 2. Description of Property.

TAYLOR DEVICES, INC. AND SUBSIDIARY
DISCLOSURE FOR REG. 228.102(c) FOR FILING 10-KSB
05/31/05

Reg. 228.102(c)-Real Estate

Property Location / Description		Book
90 & 100 Taylor Drive		Accumulated	Net Book	Percentage
N. Tonawanda, NY 14120		Depreciation	Value	of Total
(see below)	Cost	5/31/2005	5/31/2005	Assets
Land	$ 141,483	$ -	$ 141,483
Buildings	1,154,353	723,506	430,847
Improvements	2,616,806	760,745	1,856,061
Total	$ 3,912,642	$ 1,484,251	$ 2,428,391	16.3%
90 Taylor Drive
Land	$ 107,363	$ -	$ 107,363
Building	428,506	428,506	-
Building Improvements-Realty	297,664	54,911	242,753
Building Improvements-Devices	2,319,142	705,834	1,613,308
Total	$ 3,152,675	$ 1,189,251	$ 1,963,424	13.2%
100 Taylor Drive
Land	$ 34,120	$ -	$ 34,120
Building	725,847	295,000	430,847
Total	$ 759,967	$ 295,000	$ 464,967	3.1%

Taylor Devices, Inc. & Subsidiary
Total Assets as of May 31, 2005		$ 14,890,618

Reg. 228.102(c)(3)

Pursuant to the Lease Agreement dated July 1, 2000 between the Company and Developments, the Company sub-leases approximately 800 square feet of office and research and development space located at 100 Taylor Drive, North Tonawanda, to Developments at a base annual rental of $12,000.  The rate of any rental increase may not exceed 10% annually and may be waived by both parties in writing.  The lease automatically renews on each anniversary of its commencement date, unless either party gives three months' written notice to the other of termination.  The lease provides that on April 1 of each year, management of both companies will review the agreement to determine possible increases for expenses due to increased taxes, maintenance costs, or for additional space utilized by Developments.  In fiscal 2005, the Company received total rental payments of $12,000 from Developments.

Reg.228.102(c)(7)(vi)(A-D)

Property Location / Description	Federal Tax	Federal Tax	Federal	Federal Tax	Net Tax
90 & 100 Taylor Drive	Depreciation	Life	Tax	Accumulated	Basis
N. Tonawanda, NY 14120	Methods	Claim	Cost	Depreciation	5/31/2004
(see below)
Straight Line,
Building	MACRS	15-40 Yrs.	$ 1,154,353	$ 766,338	$ 388,015

Straight Line
ACRS,
Building Improvements	MACRS	7-40 Yrs.	2,616,806	816,700	1,800,106

Total			$ 3,771,159	$ 1,583,038	$ 2,188,121
90 Taylor Drive
Straight Line,
Building	MACRS	15-31.5 Yrs.	$ 428,506	$ 428,506	$ -

Building Improvements-Realty	Straight Line	7-39 Yrs.	297,664	61,809	235,855

Straight Line
ACRS,
Building Improvements-Devices	MACRS	15-40 Yrs.	2,319,142	754,891	1,564,251

Total			$ 3,045,312	$ 1,245,206	$ 1,800,106
100 Taylor Drive
Building	Straight Line	19-40 Yrs.	$ 725,847	$ 337,832	$ 388,015

Reg. 228.102(c)(7)(vii)

The Company recorded $44,000 expense during the year for real property taxes and Payments in Lieu of Taxes.  This represents a combined tax rate of $44.71 per $1,000 of assessed valuation with a 50% reduction for the property leased from the NCIDA.

ITEM 3. LEGAL PROCEEDINGS

None except for routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock trades on the Small Cap Market tier of the National Association of Securities Dealers Automated Quotation ("NASDAQ") stock market under the symbol TAYD.  The high and low market prices noted below for the quarters of FY05 and FY04 are obtained from NASDAQ.

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	2.570	2.020	3.190	2.250

Second Quarter	2.900	2.020	2.940	2.300

Third Quarter	9.190	2.200	2.900	2.350

Fourth Quarter	6.440	2.560	3.490	2.100

Holders

As of August 17, 2005, the number of issued and outstanding shares of Common Stock was 3,102,057, and the approximate number of record holders of the Company's Common Stock was 918.  Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

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

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2005.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
1994 Stock Option Plan 1998 Stock Option Plan 2001 Stock Option Plan 2004 Employee Stock Purchase Plan (1)	4,222 40,000 66,000 -	$4.46 $4.13 $2.99 -	- - 22,500 250,915
Equity compensation plans not approved by security holders	none
Total	110,222		273,415

(1) As of May 31, 2005, 250,915 shares were available for issuance through an employee stock purchase plan.  Eligible employees may purchase shares at fair market value through payroll deductions.  The Company may contribute a specified percentage of the employees' contribution based on the length of time the eligible employee has been an employee of the Company.

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

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparison of the year ended May 31, 2005 and May 31, 2004
Increase /
(Decrease)
Sales, net	$ (1,806,000)
Cost of goods sold	$ (1,446,000)
Selling, general and administrative expenses	$ (864,000)
Other expense, net	$ 61,000
Income (loss) before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 443,000
Provision (benefit) for income taxes	$ 162,000
Income (loss) before equity in net income of affiliate and minority stockholder's interest	$ 281,000
Equity in net income of affiliate	$ (10,000)
Net income (loss)	$ 261,000

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

For the year ended May 31, 2005  (All figures being discussed are for the year ended May 31, 2005 as compared to the year ended May 31, 2004.)

	Year ended		Change
	May 31, 2005	May 31, 2004	Increase / (Decrease)	Percent Change
Net Revenue	$11,216,000	$13,021,000	$(1,805,000)	-14%
Cost of sales	7,709,000	9,155,000	(1,446,000)	-16%
Gross profit	$ 3,507,000	$ 3,866,000	$ (359,000)	-9%
¼as a percentage of net revenues	31%	30%

The Company's consolidated results of operations showed a 14% decrease in net revenues with an increase in net income to $202,000 from a net loss of $59,000. Gross profit decreased by 9%.  Revenues recorded in the current period for long-term construction projects dropped by 25% of the level recorded in the prior year.  The current year's projects contributed a gross profit margin of 29% as compared to 28% in the prior year.  The overall gross profit as a percentage of net revenues for the period was 31% as compared to 30% for the same period in the prior year. Management continues to reduce spending on the overhead portion of cost-of-sales, as the level of sales has decreased, in its effort to improve profitability.

Selling, General and Administrative Expenses
Year ended	Change
	May 31, 2005	May 31, 2004	Increase / (Decrease)	Percent Change
Outside Commissions	$ 461,000	$ 991,000	$(530,000)	-53%
Royalties	165,000	322,000	(157,000)	-49%
Other SG&A	2,405,000	2,581,000	(176,000)	-7%
Total SG&A	$3,031,000	$3,894,000	$(863,000)	-22%

¼as a percentage of net revenues	27%	30%

Selling, general and administrative expenses decreased by approximately 22% from the prior year primarily due to lower levels of commission expense, which is directly related to the level of sales for the period.  Commission expense was also higher in the prior year due to higher commission rates on a few of the large, long-term construction projects in production at that time.  Royalty expense is just over half of the amount recorded in the prior year period.  There were fewer long-term construction projects that were subject to the royalty during the current year. These reductions, combined with decreases in expenses for personnel by $116,000, consulting by $23,000, insurance by $44,000 and advertising by $27,000, contributed to the savings over the prior year.

The above factors resulted in operating income of $476,000 for the year ended May 31, 2005 as compared to an operating loss of $28,000 in the prior year.

Interest expense increased by $14,000 from the prior year.  Included in interest expense is $32,000 and $26,000 on an unsecured promissory note payable to Developments for 2005 and 2004.  The interest rates on the bank line of credit increased from 3.75% to 5.75% between the periods.  The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.  Interest rates on some of the long-term debt has similarly increased.  The principal balance on this debt has reduced during the periods, as scheduled.

Miscellaneous income of $62,000 in the prior year includes $54,000 for the excess of proceeds from the life insurance policies on the Company's founder, Paul H. Taylor, over the net of the cash surrender value of the policies and loans against the policies.

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

Capital expenditures for the year ended May 31, 2005 were $140,000 compared to $95,000 in the same period of the prior year.  Approximately $110,000 of the current year expenditures was for production, assembly and testing equipment and improvements; approximately $30,000 was for engineering software and hardware upgrades. There are no material commitments for capital expenditures as of May 31, 2005.

The Company has reduced the amount of its line of credit from $7,500,000 to $5,000,000 during the year as the excess amount was not being utilized.  There is a $1,390,000 balance outstanding as of May 31, 2005.  This is up from the $144,000 balance outstanding as of May 31, 2004.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.

Principal maturities of long-term debt for the subsequent five years are as follows: 2006 - $231,000; 2007 - $241,000; 2008 - $232,000; 2009 - $138,000; and 2010 - $72,000.

Inventory and Maintenance Inventory
May 31, 2005	May 31, 2004	Increase
Raw Materials	$ 404,000		$ 291,000		$ 113,000	39%
Work in process	4,029,000		3,946,000		83,000	2%
Finished goods	338,000		324,000		14,000	4%
Inventory	4,771,000	88%	4,561,000	91%	210,000	5%
Maintenance and other inventory	662,000	12%	465,000	9%	197,000	42%
Total	$5,433,000	100%	$5,026,000	100%	$ 407,000	8%

Inventory turnover	1.5		1.8

Inventory, at $4,924,000 as of May 31, 2005, is higher by approximately 8% over the prior year-end.  Of this, approximately 85% is work in process, 7% is finished goods, and 8% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $87,000 for the year ended May 31, 2005 and $180,000 for the same period last year.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
May 31, 2005	May 31, 2004	Increase /(Decrease)
Accounts receivable	$2,719,000	$1,440,000	$1,279,000	89%
Costs and estimated earnings in excess of billings	1,657,000	1,538,000	119,000	8%
Less: Billings in excess of costs and estimated earnings	288,000	-	288,000
Net	$4,088,000	$2,978,000	$1,110,000	37%

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

Accounts receivable of $2,719,000 as of May 31, 2005 includes approximately $143,000 of amounts retained by customers on long-term construction projects.  The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible in certain governmental contracts and contracts with foreign customers.  The $1,657,000 balance in this account at May 31, 2005 is an 8% increase from the prior year-end.  This increase primarily results from work commencing on long-term construction projects that were not in process at May 31, 2004.  There are no progress billings to the customer permitted on some of these projects. The Company expects to bill the entire amount during the next twelve months.

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized.  The $288,000 balance in this account at May 31, 2005 is an increase from the zero balance at the end of the prior year.  This increase is due to advance billings on two long-term construction projects that are in the middle stages of production. Final delivery of product under these contracts is expected to occur during the next twelve months.

The Company's backlog of sales orders at May 31, 2005 is $7.3 million, up from the backlog at the end of the prior year of $6.5 million.  $2.4 million of the current backlog is on projects already in progress.  $0.9 million of the current backlog is for a long-term project that was also included in the backlog at May 31, 2003.  Work on this project has not started as the customer has not obtained the necessary letter of credit to assure payment for the project.  The Company has submitted several bids, which are still pending, to work on long-term construction projects around the world.  If the Company is successful in its efforts to win the bids, it will have a positive impact on the sales order backlog.

Accounts payable, at $770,000 as of May 31, 2005, is approximately $134,000 less than the prior year-end.  This reduction is primarily due to three factors: 1) less purchasing volume -- due to lower sales volume; 2) increased efforts to cut costs; and 3) increased emphasis on taking advantage of early payment discounts negotiated with suppliers.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of May 31, 2005 are $577,000.  This is 18% higher than the $488,000 accrued at the prior year-end.  The Company expects the current accrued amount to be paid during the next twelve months.  Other accrued expenses decreased by $127,000 from the prior year-end to $337,000, primarily because of the Company's annual remittance in January of sales tax collected on sales to customers within the State of California.

The Company paid $186,000 to Developments during the year ended May 31, 2005 to reduce the principal balance on the note payable.

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

                The Company's principal executive and principal financial officers have evaluated the Company's disclosure controls and procedures as of May 31, 2005 and have concluded that as of the evaluation date, the disclosure controls and procedures were adequate to ensure that material information relating to the Company was made known to the officers by others within the Company.

(b)           Changes in internal controls.

                There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

The information required by Items 9, 10, 11 and 12 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on November 11, 2005, which information is hereby incorporated by reference into this Annual Report.  The proxy materials, including the Proxy Statement, will be filed within 120 days after the Company's fiscal year end.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
		(i)	Report of Independent Registered Public Accounting Firm
		(ii)	Consolidated Balance Sheets May 31, 2005 and 2004
		(iii)	Consolidated Statements of Income for the years ended May 31, 2005 and 2004
		(iv)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2005 and 2004
		(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2005 and 2004
		(vi)	Notes to Consolidated Financial Statements May 31, 2005 and 2004
(a)	EXHIBITS:
	(3)	Articles of incorporation and by-laws
		(i)	Restated Certificate of Incorporation incorporated by reference to Exhibit (3)(i) of Annual Report on Form 10-K, dated August 24, 1983.
		(ii)	Amendment to Certificate of Incorporation incorporated by reference to Exhibit (3)(iv) to Form 8 [Amendment to Application or Report], dated September 24, 1993.
(iii)

Amendment to Certificate of Incorporation creating Series A Junior Participating Preferred Stock, $.05 par value, incorporated by reference to Exhibit (3)(i)(viii) to Quarterly Report on Form 10-QSB for the period ending November 30, 1998, dated January 12, 1999.

		(iv)	Certificate of Change incorporated by reference to Exhibit (3)(i) to Quarterly Report on Form 10-QSB for the period ending November 30, 2002.
		(v)	Proxy Review Guidelines incorporated by reference to Exhibit (3)(ii) to Quarterly Report on Form 10-QSB for the period ending February 28, 1998, dated April 10, 1998.
		(vi)	By-laws incorporated by reference to Exhibit (3)(i) to Quarterly Report on Form 10-QSB for the period ending February 28, 2004, dated April 14, 2004.
	(4)	Instruments defining rights of security holders, including indentures
		(i)	Mortgage to Marine Midland Bank dated May 28, 1993 incorporated by reference to Exhibit (10)(vii) to Annual Report on Form 10-KSB, dated September 10, 1993.
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
(xiv)

Form of Indemnity Agreement between registrant and Mark V. McDonough, incorporated by reference to Exhibit (10)(i) to Quarterly Report on Form 10-QSB for the period ending August 31, 2004, dated October 15, 2004.

(xv)

The 2004 Taylor Devices, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-114085, filed with the Securities and Exchange Commission on March 31, 2004.

		(xvi)	Promissory Note between the Company and Tayco Developments, Inc., dated June 1, 2005, attached to this Annual Report on Form 10-KSB.

	(11)	Statement regarding computation of per share earnings

REG. 228.601(A)(11) Statement regarding computation of per share earnings

Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2005

			Weighted average common stock outstanding		3,060,856
			Common shares issuable under stock option plans using treasury stock method		-
			Weighted average common stock outstanding assuming dilution		3,060,856

			Net income fiscal year ended May 31, 2005	(1)	$ 202,107
			Weighted average common stock	(2)	3,060,856
			Basic income per common share (1) divided by (2)		$ .07

			Net income fiscal year ended May 31, 2005	(3)	$ 202,107
			Weighted average common stock outstanding assuming dilution	(4)	3,060,856
			Diluted income per common share (3) divided by (4)		$ .07

Weighted average of common stock outstanding - fiscal year ended May 31, 2004

			Weighted average common stock outstanding		2,961,360
			Common shares issuable under stock option plans using treasury stock method		-
			Weighted average common stock outstanding assuming dilution		2,961,360

			Net loss fiscal year ended May 31, 2004	(1)	$ (58,621)
			Weighted average common stock	(2)	2,961,360
			Basic loss per common share (1) divided by (2)		$ (.02)

			Net loss fiscal year ended May 31, 2004	(3)	$ (58,621)
			Weighted average common stock outstanding assuming dilution	(4)	2,961,360
			Diluted loss per common share (3) divided by (4)		$ (.02)

	(14)	Code of Ethics, incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the period ending May 31, 2004.
	(20)	Other documents or statements to security holders
		(i)	News from Taylor Devices, Inc. Shareholder Letter, Summer 2005.
	(21)	Subsidiaries of the registrant
Tayco Realty Corporation is a New York corporation organized on September 8, 1977, 58% owned by the Company and 42% owned by Tayco Developments, Inc.
	(23)	Report and Consent of Independent Certified Public Accountants
	(31)	Officer Certifications
		(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
		(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
	(32)	Officer Certifications
		(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.
		(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.
(b)	REPORTS ON FORM 8-K:
None.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Company approves all professional services, including tax related services, provided to the Company by Lumsden & McCormick, LLP.  With regard to "Audit and Audit-Related" services, the Committee reviews the annual audit plan and approves the estimated audit budget in advance.  The aggregate fees billed by Lumsden & McCormick, LLP for professional services to the Company were $74,500 and $85,000 for the fiscal years ended May 31, 2005 and 2004.

Audit Fees

The aggregate fees billed by Lumsden & McCormick, LLP for professional services rendered in connection with the audit of the Company's annual financial statements, the review of the Company's quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements were $70,500 and $66,000 for the fiscal years ended May 31, 2005 and 2004.

Audit-Related Fees

The aggregate fees billed by Lumsden & McCormick, LLP for professional assurance and related services reasonably related to the performance of the audit of the Company's financial statements, but not included under Audit Fees, were zero and $4,500 for the fiscal years ended May 31, 2005 and 2004.

Tax Fees

The aggregate fees billed by Lumsden & McCormick, LLP for professional services for tax compliance, tax advice and tax planning were $4,000 and $14,500 for the fiscal years ended May 31, 2005 and 2004.

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

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Douglas P. Taylor	Date:	August 2, 2005
Douglas P. Taylor
President and Director
(Principal Executive Officer)

                                and

By:	/s/Mark V. McDonough	Date:	August 2, 2005
Mark V. McDonough
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Reginald B. Newman II	By:	/s/Richard G. Hill
	Reginald B. Newman II, Director		Richard G. Hill, Director
	August 2, 2005		August 2, 2005

By:	/s/Donald B. Hofmar	By:	/s/Randall L. Clark
	Donald B. Hofmar, Director		Randall L. Clark, Director
	August 2, 2005		August 2, 2005

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of
Taylor Devices Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 0-3498) of Taylor Devices Inc. of our report dated July 22, 2005, included in the May 31, 2005 Annual Report of Stockholders of Taylor Devices, Inc.

/s/ Lumsden & McCormick, LLP

LUMSDEN & McCORMICK, LLP
Buffalo, New York
July 22, 2005

TAYLOR DEVICES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary as of May 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Lumsden & McCormick, LLP
Buffalo, New York
July 22, 2005

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2005	2004

Assets
Current assets:
Cash and cash equivalents	$ 63,397	$ 88,390
Restricted funds held by Trustee (Note 9)	25,424	25,265
Accounts receivable, net (Note 2)	2,718,902	1,440,054
Inventory (Note 3)	4,771,086	4,560,755
Prepaid expenses	255,714	132,961
Prepaid income taxes	-	145,221
Costs and estimated earnings in excess of billings (Note 4)	1,657,170	1,537,999
Deferred income taxes (Note 11)	639,500	539,900
Total current assets	10,131,193	8,470,545

Maintenance and other inventory, net (Note 5)	661,500	464,985
Property and equipment, net (Note 6)	3,477,672	3,679,831
Investment in affiliate, at equity (Note 7)	451,877	435,321
Cash value of life insurance, net	114,289	88,947
Intangible assets	54,087	84,487
	$ 14,890,618	$ 13,224,116
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings (Note 8)	$ 1,390,000	$ 144,000
Current portion of long-term debt (Note 9)	231,119	220,054
Payables - trade	770,330	904,179
Accrued commissions	576,550	488,236
Other accrued expenses	336,890	464,247
Billings in excess of costs and estimated earnings (Note 4)	288,003	-
Accrued income taxes	49,696	-
Total current liabilities	3,642,588	2,220,716

Long-term debt (Note 9)	755,519	986,638
Payables - affiliate (Note 13)	589,976	775,716
Deferred income taxes (Note 11)	243,200	234,200
Minority stockholder's interest	450,991	418,723

Stockholders' Equity:
Common stock, $.025 par value, authorized 8,000,000 shares,
issued 3,343,858 and 3,236,362 shares	83,596	80,909
Paid-in capital	4,307,405	3,891,978
Retained earnings	5,710,312	5,508,205
	10,101,313	9,481,092
Treasury stock - 241,801 shares at cost	(892,969)	(892,969)
Total stockholders' equity	9,208,344	8,588,123
	$ 14,890,618	$ 13,224,116

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2005	2004

Sales, net (Note 10)	$ 11,215,592	$ 13,021,402

Cost of goods sold	7,709,301	9,154,939

Gross profit	3,506,291	3,866,463

Selling, general and administrative expenses	3,030,689	3,894,487

Operating income (loss)	475,602	(28,024)

Other income (expense):

Interest, net	(166,087)	(152,540)
Miscellaneous	15,104	62,338
Total other income (expense)	(150,983)	(90,202)

Income (loss) before provision for income taxes, equity in
net income of affiliate and minority stockholder's interest	324,619	(118,226)

Provision for income taxes (benefit) (Note 11)	106,800	(54,800)

Income (loss) before equity in net income of affiliate
and minority stockholder's interest	217,819	(63,426)

Equity in net income of affiliate (Note 7)	16,556	26,599

Income (loss) before minority stockholder's interest	234,375	(36,827)

Minority stockholder's interest	(32,268)	(21,794)

Net income (loss)	$ 202,107	$ (58,621)

Basic and diluted earnings (loss) per common share (Note 12)	$ 0.07	$ (0.02)

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

For the years ended May 31, 2005 and 2004

	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2003	$ 78,668	$ 3,668,259	$ 5,566,826	$ (881,383)

Net loss for the year ended May 31, 2004	-	-	(58,621)	-

Common stock issued for employee stock
purchase plan (Note 14)	2,241	223,719	-	-

Treasury stock acquired (Note 17)	-	-	-	(11,586)

Balance, May 31, 2004	80,909	3,891,978	5,508,205	(892,969)

Net income for the year ended May 31, 2005	-	-	202,107	-

Common stock issued for employee stock
purchase plan (Note 14)	686	63,682	-	-

Common stock issued for employee stock
option plans (Note 15)	2,001	234,745	-	-

Tax benefit related to employee stock option plans	-	117,000	-	-

Balance, May 31, 2005	$ 83,596	$ 4,307,405	$ 5,710,312	$ (892,969)

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended May 31,	2005	2004

Cash flows from operating activities:
Net income (loss)	$ 202,107	$ (58,621)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	372,715	342,322
Bad debts expense	40,000	-
Provision for inventory obsolescence	87,100	180,000
Equity in net income of affiliate	(16,556)	(26,599)
Gain on settlement of officer life insurance policies	-	(53,719)
Deferred income taxes	(90,600)	15,700
Minority stockholder's interest	32,268	21,794
Tax benefit related to employee stock option plans	117,000	-
Changes in other assets and liabilities:
Accounts receivable	(1,318,848)	2,779,919
Inventory	(493,946)	159,760
Prepaid expenses	(122,753)	(35,197)
Prepaid income taxes	145,221	(145,221)
Costs and estimated earnings in excess of billings	(119,171)	2,328,390
Payables - trade	(133,849)	(465,121)
Accrued commissions	88,314	(1,145,145)
Other accrued expenses	(127,357)	(474,152)
Billings in excess of costs and estimated earnings	288,003	(159,750)
Accrued income taxes	49,696	(53,315)
Net cash flows from (for) operating activities	(1,000,656)	3,211,045

Cash flows from investing activities:
Decrease in short-term investments	-	265,720
Net cash paid to trustee	(159)	(3,789)
Proceeds from settlement of officer life insurance policies	-	263,398
Acquisition of property and equipment	(140,156)	(95,436)
Increase in cash value of life insurance	(25,342)	(5,243)
Net cash flows from (for) investing activities	(165,657)	424,650

Cash flows from financing activities:
Net short-term borrowings	1,246,000	(4,185,000)
Payments on long-term debt	(220,054)	(208,057)
Payables - affiliate	(185,740)	214,212
Proceeds from issuance of common stock	301,114	225,960
Acquisition of treasury stock	-	(11,586)
Net cash flows from (for) financing activities	1,141,320	(3,964,471)

Net decrease in cash and cash equivalents	(24,993)	(328,776)

Cash and cash equivalents - beginning	88,390	417,166

Cash and cash equivalents - ending	$ 63,397	$ 88,390

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

Inventory:

Inventory is stated at the lower of average cost or market. Average cost approximates first-in, first-out cost.

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

Had compensation cost for the stock options plans been determined based on the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

	2005	2004
Net income (loss):
As reported	$ 202,107	$ (58,621)
Pro forma	$ 148,915	$ (102,988)
Basic and diluted earnings (loss) per common share:

As reported	$ .07	$(.02)
Pro forma	$ .05	$(.03)

Reclassifications:

The 2004 financial statements have been reclassified to conform with the presentation adopted for 2005.

New Accounting Standards:

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43 Chapter 4".  This statement requires abnormal production costs such as idle facility expense, excessive spoilage, rehandling costs and abnormal freight to be excluded from inventory costing and treated as period expenses.  In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facility.  We do not expect the adoption of this standard in 2006 to have a significant effect on our results.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment: an amendment of FASB Statements No. 123 and 95" ("SFAS No. 123R").  SFAS No. 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value.  Implementation of the pronouncement is required no later than the beginning of the first fiscal year beginning after June 15, 2005.  Early adoption of the Statement is permissible.  The Company plans on adopting this Statement in Fiscal 2007.

2.  Accounts Receivable:

	2005	2004
Customers	$ 2,675,110	$ 1,199,271
Customers -- retention	143,292	315,783
Other	1,500	2,000
	2,819,902	1,517,054
Less allowance for doubtful accounts	101,000	77,000

	$ 2,718,902	$ 1,440,054

3.  Inventory:

	2005	2004
Raw materials	$ 403,932	$ 291,282
Work-in-process	4,107,819	3,946,068
Finished goods	338,335	323,405
	4,850,086	4,560,755
Less allowance for obsolescence	79,000	-
	$ 4,771,086	$ 4,560,755

4.  Costs and Estimated Earnings on Uncompleted Contracts:

	2005	2004
Costs incurred on uncompleted contracts	$ 2,500,202	$ 1,459,475
Estimated earnings	1,493,050	1,309,545
	3,993,252	2,769,020
Less billings to date	2,624,085	1,231,021
	$ 1,369,167	$ 1,537,999

Amounts are included in the accompanying balance sheets under the following captions:

	2005	2004
Costs and estimated earnings in
excess of billings	$ 1,657,170	$ 1,537,999
Billings in excess of costs and
estimated earnings	288,003	-
	$ 1,369,167	$ 1,537,999

5.  Maintenance and Other Inventory:

	2005	2004
Maintenance and other inventory	$ 1,730,500	$ 1,551,985
Less allowance for obsolescence	1,069,000	1,087,000
	$ 661,500	$ 464,985

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

The provision for potential inventory obsolescence was $87,100 and $180,000 for the years ended May 31, 2005 and 2004.

6.  Property and Equipment:

	2005	2004
Land	$ 141,483	$ 141,483
Buildings and improvements	3,792,263	3,762,738
Machinery and equipment	4,015,228	3,933,125
Office furniture and equipment	515,140	486,612
Autos and trucks	86,625	86,625
	8,550,739	8,410,583
Less accumulated depreciation	5,073,067	4,730,752
	$ 3,477,672	$ 3,679,831

Depreciation expense was $342,315 and $331,613 for the years ended May 31, 2005 and 2004.

The following is a summary of property and equipment included above which is held under capital leases:

	2005	2004
Buildings and improvements	$ 806,707	$ 806,707
Machinery and equipment	722,915	722,915
Office furniture and equipment	102,985	102,985
	1,632,607	1,632,607
Less accumulated amortization	920,457	846,045
	$ 712,150	$ 785,562

Minimum future lease payments under capital leases as of May 31, 2005 for each of the next five years and in the aggregate are included in long-term debt (see Note 9).

Amortization of property and equipment under the capital leases included in depreciation expense is $74,412 and $78,304 for the years ended May 31, 2005 and 2004.

7.  Investment in Affiliate:

Investment in affiliate consists of the Company's 23% ownership interest in common shares of Developments acquired at a cost of $85,619, plus the Company's cumulative equity in the net income of Developments of $366,258 and $349,702 through the years ended May 31, 2005 and 2004.  The quoted market value of the Company's common shares of Developments at May 31, 2005 and 2004 was $445,218 and $422,386.

8.  Short-Term Borrowings:

The Company has available a $5,000,000 bank demand line of credit with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25% or the bank's prime rate less ..25%.  The line is secured by accounts receivable, equipment, inventory, and general intangibles.  This line of credit is subject to the usual terms and conditions applied by the bank, and is subject to renewal annually.  The amount outstanding under this line at May 31, 2005 was $1,390,000, all of which was payable at the bank's prime rate less .25% (5.75% at May 31, 2005).  The total amount outstanding at May 31, 2004 was $144,000.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis.  Outstanding checks under this arrangement totaled $150,299 and $33,666 as of May 31, 2005 and 2004.  These amounts are included in accounts payable.

9.  Long-Term Debt:

	2005	2004
Bank term note, monthly payments of
$13,713 including interest a 7.19%, secured by substantially all assets of the Company, with the
remaining unpaid principal balance
payable in October 2008.	$ 499,701	$ 622,879
Industrial Revenue Development
Bonds, annual principal payments
ranging from $25,000 to $150,000
through June 2009 plus interest at
variable rates based on the highest
rated short-term, federally tax
exempt obligations (3.65% at May
31, 2005).	175,000	205,000
Bank mortgage note, monthly
principal payments of $1,444 plus
interest at the bank's prime rate
plus 1% (7 % at May 31, 2005),
secured by related property, with
the remaining unpaid principal
balance payable in June 2008.	56,334	73,667
Bank mortgage, monthly principal
payments of $2,222 plus interest at
the bank's prime rate plus 1%
(7 % at May 31, 2005), secured
by substantially all assets of the
Company, due February 2013.	206,667	233,334
Capital lease, monthly payments of
$2,291 including interest at 7.51%,
secured by related assets.	48,936	71,812
	986,638	1,206,692
Less current portion	231,119	220,054
	$ 755,519	$ 986,638

In November 1994, the Company entered into a capital lease agreement with the Niagara County Industrial Development Agency (NCIDA) to finance certain construction costs for additions to its manufacturing/ testing facilities and for the acquisition of machinery and equipment.  To finance the project, NCIDA authorized the sale of its Industrial Revenue Development Bonds, in the aggregate principal amount of $1,250,000, under a trust indenture with a bank as trustee.  The capital lease obligation is secured by a first mortgage on real estate, project machinery and equipment, and guaranteed by an irrevocable bank letter of credit in the amount of $175,000 as of May 31, 2005.

As of May 31, 2005, $25,424 of funds were held by a trustee, representing an interest-bearing tax-free money fund restricted for principal reduction payments of the Industrial Revenue Development Bond during fiscal year ending May 31, 2006.

The term note and mortgage note are subject to restrictive covenants relating to net working capital, tangible net worth, capital expenditures and interest coverage ratio.

The aggregate maturities of long-term debt subsequent to May 31, 2005 are:

2006	$ 231,119
2007	240,731
2008	232,166
2009	137,622
2010	71,667
Thereafter	73,333
$ 986,638

10.  Sales:

Sales to one customer approximated 11% of net sales for 2005.

11.  Income Taxes:

	2005	2004
Current tax provision (benefit):
Federal	$ 118,200	$ (73,200)
State	27,200	2,700
	145,400	(70,500)
Deferred tax provision:
Federal	(34,300)	14,700
State	(4,300)	1,000
	(38,600)	15,700
	$ 106,800	$ (54,800)

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2005	2004
Computed tax provision (benefit) at the expected statutory rate
	$ 105,000	$ (39,600)
Effect of graduated Federal rates on subsidiary income
	(18,000)	(3,600)
State income tax - net of Federal tax benefit
	9,900	1,200
Tax effect of permanent differences: Equity in net income of affiliate Minority shareholder interest Other permanent differences	(5,600 11,000 2,400)	(9,000 7,400 (17,200	) )
Other	2,100	6,000
	$ 106,800	$ (54,800)

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2005	2004
Deferred tax assets:
Allowance for doubtful receivables	$ 36,800	$ 27,400
Tax inventory adjustment	82,200	66,600
Allowance for obsolete inventory	416,600	387,500
Accrued vacation	32,400	32,000
Warranty reserve	12,700	23,000
Net operating loss carryover	-	3,400
Accrued losses on long-term
contracts	7,100	-
FMV of stock options in excess of cost	51,700	-
	639,500	539,900
Deferred tax liabilities:
Excess tax depreciation	(243,200)	(234,200)
Net deferred tax assets	$396,300	$305,700

Income on undistributed earnings from affiliates and subsidiary are considered to be permanently reinvested, and therefore no provision for deferred income taxes has been recorded.

The Company and its subsidiary file separate Federal and State income tax returns.  As of May 31, 2005, the Company had State investment tax credit carryforwards of approximately $204,000 expiring through May 2014.

12.  Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period.  Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2005	2004
Average common shares
outstanding	3,060,856	2,961,360
Common shares issuable under
stock option plans	-	-
Average common shares
outstanding assuming dilution	3,060,856	2,961,360

13.  Related Party Transactions:

Included in cost of sales are research and development expenses charged by Developments for services performed by its research engineers in the amount of $256,910 and $301,921 for the years ended May 31, 2005 and 2004.

Included in selling, general and administrative expenses is royalty expense charged by Developments for the use of patents in the Company's manufacturing operations in the amount of $165,476 and $321,789 for the years ended May 31, 2005 and 2004.

Included in interest expense for the years ended May 31, 2005 and 2004, are $32,158 and $26,300 charged by Developments for non-current liabilities.  During the year, the Company issued an unsecured promissory note payable to Developments for $775,716. The outstanding balance at May 31, 2005 is $589,976.  Interest, at 5% per year, is payable monthly through June 2006, when any unpaid principal is due.

The Company leases certain office and laboratory facilities to Developments for a current annual rental of $12,000.

14.  Employee Stock Purchase Plan:

The Company has reserved 135,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan.  Participation in the employee stock purchase plan is voluntary for all employees of the Company.  Purchase of common shares can be made by employee contributions through payroll deductions with a discretionary matching contribution by the Company of a specified percentage of the employees' contributions based on length of employment with the Company.  At the end of each calendar quarter, the employer/employee contributions will be applied to the purchase of common shares at fair market value which are then held in the name of the Company as custodian for the employees' shares.  These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan.  During the years ended May 31, 2005 and 2004, 27,442 ($2.11 to $2.64 price per share) and, 89,647 ($2.25 to $2.66 price per share)  common shares, respectively, were issued to employees. In March 2004, the Company reserved an additional 295,000 shares of common stock for issuance pursuant to this plan.  As of May 31, 2005, 250,915 shares were reserved for further issue.  The amount of Company matching expense was $9,201 and $66,289 for the years ended May 31, 2005 and 2004.

15.  Stock Option Plans:

In 2001, the Company adopted both a nonqualified and incentive stock option plan.  The incentive stock option plan qualifies for preferential treatment under the Internal Revenue Code.  Under these plans, 135,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 112,500 shares have been granted as of May 31, 2005. Under both plans the option price may not be less than the fair market value of the stock at the time the options are granted. Options expire ten years from the date of grant.  Options granted under the Company's previous nonqualified and incentive stock option plans expire five to ten years from the date of grant and are exercisable over the period stated in each option.

The Company has adopted the disclosure method of SFAS No. 123 Accounting for Stock-Based Compensation.  Using the Black-Scholes option valuation model, the estimated fair value of each option granted under the plan was $2.34 and $2.04 during 2005 and $2.37 and $1.81 during 2004.  Principal assumptions used in applying the Black-Scholes model to options at date of grant were as follows:

	2005	2004
Risk-free interest rate	4.125%	4.750%
Expected life in years	10	10
Expected volatility	75% and 99%	76% and 73%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	2005	2004
Outstanding, beginning of year	154,276	119,026
Options granted	36,000	35,250
Options exercised	80,054	-
Options expired	-	-
Outstanding, end of year (at prices
ranging from $2.06 to $5.75 per
share)	110,222	154,276

The following table summarizes information about stock options outstanding at May 31, 2005:

	Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	66,500	8.4	$2.54
$3.01-$4.00	15,222	5.4	$3.38
$4.01-$5.00	1,500	7.2	$4.26
$5.01-$6.00	27,000	6.5	$5.74
$2.00-$6.00	110,222	7.5	$3.46

The following table summarizes information about stock options outstanding at May 31, 2004:

	Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price

$2.00-$3.00	83,250	8.3	$2.42
$3.01-$4.00	31,776	6.0	$3.47
$4.01-$5.00	8,250	8.2	$4.26
$5.01-$6.00	31,000	6.9	$5.71
$2.00-$6.00	154,276	7.5	$3.39

16.  Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series.  The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

17.  Treasury Stock:

There was no change in the amount of treasury stock during the year ended May 31, 2005.  The Company purchased 4,600 shares of its common stock for a total of $11,586 including brokerage fees (purchase prices ranging from $2.40 to $2.50 per share) during the year ended May 31, 2004.

18.  Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code.  The Company matches 1% of employee voluntary salary deferrals up to a maximum of 10% of each participant's eligible compensation.  The Company may also make discretionary contributions as determined annually by the Company's Board of Directors.  The amount expensed under the plan was $12,546 and $14,267 for the years ended May 31, 2005 and 2004.

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

20.  Cash Flows Information:

	2005	2004

Interest paid	$ 161,830	$ 163,314

Income taxes paid (refunded)	$ (114,517)	$ 128,036