Form 10QSB
period 2005-08-31
TAYLOR DEVICES INC
filed 2005-10-14
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10‑QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended August 31, 2005

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

Yes	X	No

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date.

CLASS	Outstanding at October 13, 2005
Common Stock (2‑1/2 cents par value)	3,102,434

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	August 31, 2005	May 31, 2005

Assets
Current assets:
Cash and cash equivalents	$ 33,838	$ 63,397
Accounts receivable, net	1,939,306	2,718,902
Inventory	4,576,757	4,771,086
Costs and estimated earnings in excess of billings	1,914,270	1,657,170
Other current assets	852,324	920,638
Total current assets	9,316,495	10,131,193

Maintenance and other inventory, net	619,468	661,500

Property and equipment, net	3,413,096	3,477,672

Investment in affiliate, at equity	447,627	451,877

Intangible and other assets	167,620	168,376
	$ 13,964,306	$ 14,890,618
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 1,167,034	$ 1,621,119
Payables - trade	708,771	770,330
Accrued commissions	515,806	576,550
Billings in excess of costs and estimated earnings	-	288,003
Other current liabilities	458,902	386,586
Total current liabilities	2,850,513	3,642,588

Long-term liabilities	916,660	998,719
Payables - affiliate	421,259	589,976
Minority stockholder's interest	458,215	450,991

Stockholders' Equity:
Common stock and additional paid-in capital	4,391,001	4,391,001
Retained earnings	5,819,627	5,710,312
	10,210,628	10,101,313
Treasury stock - at cost	(892,969)	(892,969)
Total stockholders' equity	9,317,659	9,208,344

	$ 13,964,306	$ 14,890,618

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)
	For the three months ended
	August 31, 2005	August 31, 2004

Sales, net	$ 3,110,099	$ 2,451,419

Cost of goods sold	2,134,790	1,595,625

Gross profit	975,309	855,794

Selling, general and administrative expenses	749,458	692,962

Operating income	225,851	162,832

Other expense, net	(32,062)	(34,729)

Income before provision for income taxes, equity in net income
of affiliate and minority stockholder's interest	193,789	128,103

Provision for income taxes	73,000	50,800

Income before equity in net income of affiliate
and minority stockholder's interest	120,789	77,303

Equity in net income (loss) of affiliate	(4,250)	3,847

Income before minority stockholder's interest	116,539	81,150

Minority stockholder's interest	(7,224)	(7,501)

Net income	$ 109,315	$ 73,649

Basic and diluted earnings per common share	$ 0.04	$ 0.02

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
For the three months ended	August 31, 2005	August 31, 2004

Cash flows from operating activities:
Net income	$ 109,315	$ 73,649
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	82,193	87,368
Gain on sale of equipment	-	-
Bad debts expense	24,000	-
Equity in net income (loss) of affiliate	4,250	(3,847)
Deferred income taxes	-	-
Minority stockholder's interest	7,224	7,501
Changes in other assets and liabilities:
Accounts receivable	755,596	(522,450)
Inventory	236,361	(256,670)
Costs and estimated earnings in excess of billings	(257,100)	138,356
Other current assets	45,828	(77,684)
Payables - trade	(61,559)	(172,233)
Accrued commissions	60,744	(51,978)
Billings in excess of costs and estimated earnings	288,003	241,520
Other current liabilities	72,316	(27,979)
Net cash flows from (for) operating activities	669,677	(564,447)

Cash flows from investing activities:
Acquisition of property and equipment	(15,517)	(68,172)
Other investing activities	21,142	(227,189)
Net cash flows from (for) investing activities	5,625	(295,361)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt	(536,144)	1,243,566
Payables - affiliate	(168,717)	(57,346)
Proceeds from long-term debt	-	-
Proceeds from issuance of common stock	-	53,301
Net cash flows from (for) financing activities	(704,861)	1,239,521

Net increase (decrease) in cash and cash equivalents	(29,559)	379,713

Cash and cash equivalents - beginning	63,397	88,390

Cash and cash equivalents - ending	$ 33,838	$ 468,103

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2005 and May 31, 2005, the results of operations for the three months ended August 31, 2005 and 2004, and cash flows for the three months ended August 31, 2005 and 2004.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2005.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.
3.

For the three month period ended August 31, 2005, the net income was divided by 3,102,057, which is net of the Treasury shares, to calculate the net income per share.  For the three month period ended August 31, 2004, the net income was divided by 3,000,413, which is net of the Treasury shares, to calculate the net income per share.

4.	The results of operations for the three month period ended August 31, 2005 are not necessarily indicative of the results to be expected for the full year.
5.

Significant Equity Investee: The Company owns approximately a 23% equity investment in Tayco Developments, Inc. (Developments).  For the three months ended August 31, 2005, Tayco Developments, Inc. had revenues of $50,000 and net income of $7,000.  The carrying amount of the investment in Tayco Developments, Inc. as of August 31, 2005 and May 31, 2005 was $448,000 and $452,000.

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

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparison of the three months ended August 31, 2005 and August 31, 2004
Increase /
(Decrease)
Sales, net	$ 659,000
Cost of goods sold	$ 539,000
Selling, general and administrative expenses	$ 56,000
Other expense, net	$ (3,000)
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 66,000
Provision for income taxes	$ 22,000
Income (loss) before equity in net income of affiliate and minority stockholder's interest	$ 43,000
Equity in net income (loss) of affiliate	$ (8,000)
Net income	$ 36,000

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

For the three months ended August 31, 2005  (All figures being discussed are for the three months ended August 31, 2005 as compared to the three months ended August 31, 2004.)

	Three months ended		Change
	August 31, 2005	August 31, 2004	Increase / (Decrease)	Percent Change
Net Revenue	$3,110,000	$2,451,000	$ 659,000	27%
Cost of sales	2,135,000	1,596,000	539,000	34%
Gross profit	$ 975,000	$ 855,000	$ 120,000	14%
¼as a percentage of net revenues	31%	35%

The Company's consolidated results of operations showed a 27% increase in net revenues and a 48% increase in net income to $109,000. Gross profit increased by 14%.  Revenues recorded in the current period for long-term construction projects increased by 112% over the unusually low level recorded in the prior year period.  These current year's projects contributed a gross profit margin of 34%, down slightly from the 38% in the prior year's period.  The overall gross profit as a percentage of net revenues for the quarter was 31%, down slightly from the 35% for the same period in the prior year.

Selling, General and Administrative Expenses
	Three months ended		Change
	August 31, 2005	August 31, 2004	Increase / (Decrease)	Percent Change
Outside Commissions	$ 124,000	$ 104,000	$ 20,000	19%
Royalties	34,000	36,000	(2,000)	-6%
Other SG&A	591,000	553,000	38,000	7%
Total SG&A	$ 749,000	$ 693,000	$ 56,000	8%

¼as a percentage of net revenues	24%	28%

Selling, general and administrative expenses increased by approximately 8% from the prior year primarily due to higher levels of commission expense, which is directly related to the level of sales for the period.  Overall expenses were in line with last year.

The above factors resulted in an operating income of $226,000 for the three months ended August 31, 2005, up 39% from the $163,000 in the same period of the prior year.

Interest expense is slightly less than in the prior year due to a lower debt level in the current year.  Long-term debt is being repaid as scheduled.  The operating line of credit usage averaged slightly less than last year.  The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

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

Capital expenditures for the three months ended August 31, 2005 were $16,000 compared to $68,000 in the same period of the prior year.  There are no material commitments for capital expenditures as of August 31, 2005.

The Company has a line of credit with a bank for $5,000,000.  There is a $933,000 balance outstanding as of August 31, 2005.  This is down from the $1,390,000 balance outstanding as of May 31, 2005.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2006 - $152,000; 2007 - $241,000; 2008 - $232,000; 2009 - $138,000; 2010 - $72,000; and 2011 - $27,000

Inventory and Maintenance Inventory
August 31, 2005	May 31, 2005	Decrease
Raw Materials	$ 383,000		$ 404,000		$ (21,000)	-5%
Work in process	3,888,000		4,029,000		(141,000)	-3%
Finished goods	306,000		338,000		(32,000)	-9%
Inventory	4,577,000	88%	4,771,000	88%	(194,000)	-4%
Maintenance and other inventory	619,000	12%	662,000	12%	(43,000)	-6%
Total	$5,196,000	100%	$5,433,000	100%	$(237,000)	-4%

Inventory turnover	1.6		1.5
NOTE: Inventory turnover is annualized for the three-month period ended August 31, 2005.

Inventory, at $4,577,000 as of August 31, 2005, is approximately 4% lower than the prior year-end.  Of this, approximately 85% is work in process, 7% is finished goods, and 8% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $45,000 for the three-month period ended August 31, 2005 and for the same period last year.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
August 31, 2005	May 31, 2005	Increase /(Decrease)
Accounts receivable	$1,939,000	$2,719,000	$ (780,000)	-29%
Costs and estimated earnings in excess of billings	1,914,000	1,657,000	257,000	16%
Less: Billings in excess of costs and estimated earnings	-	288,000	(288,000)
Net	$3,853,000	$4,088,000	$ (235,000)	-6%

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

Accounts receivable of $1,939,000 as of August 31, 2005 includes approximately $7,000 of amounts retained by customers on long-term construction projects.  The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible in certain governmental contracts and contracts with many foreign customers.  The $1,914,000 balance in this account at August 31, 2005 is a 16% increase from the prior year-end.  This increase results from work commencing on several long-term construction projects that were not in process at May 31, 2005.  There are no progress billings to the customer permitted on some of these projects. The Company expects to bill the entire amount during the next twelve months.

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized.  The zero balance in this account at August 31, 2005 is a decrease from the $288,000 balance at the end of the prior year.  This decrease is due to the near completion of two long-term construction projects for which the Company had previously invoiced the customers. Final delivery of product under these contracts occurred within one month of the end of the first quarter.

The Company's backlog of sales orders at August 31, 2005 is $7.8 million, up slightly from the backlog at the end of the prior year of $7.3 million.  $4.0 million of the current backlog is on projects already in progress as of August 31, 2005.

Accounts payable, at $709,000 as of August 31, 2005, is only slightly less than the prior year-end.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of August 31, 2005 are $516,000.  This is slightly less than the $577,000 accrued at the prior year-end.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities increased slightly from the prior year-end to $459,000.

The Company paid $169,000 to Developments during the three months ended August 31, 2005 to reduce the principal balance on the note payable.

Management believes that the Company's cash flows from operations and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases for the next twelve months.

TAYLOR DEVICES, INC.

Item 3.  Controls and Procedures

                    (a)           Evaluation of disclosure controls and procedures.

                    The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2005 and have concluded that as of the evaluation date, the disclosure controls and procedures were adequate to ensure that material information relating to the Company was made known to the officers by others within the Company.

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

(a) The Company sold no equity securities during the fiscal quarter ended August 31, 2005 that were not registered under the Securities Act.
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable
(c) Repurchases of Equity Securities
	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	June 1, 2005- June 30, 2005	-	-	-
	July 1, 2005 - July 31, 2005	-	-	-
	August 1, 2005 - August 31, 2005	-	-	-
	Total	-	-	-	$160,802 (1)

(1) In 1998, the Company initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000.  Additional deposits of $435,000 have been made to the plan, with expenditures of $499,198.  To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

(d) Under the terms of the Company's credit arrangements with its major lender, the Company is prohibited from issuing cash dividends. In addition, the credit arrangements require the Company to maintain net working capital of at least $2,000,000 and tangible net worth of at last $6,000,000, as such terms are defined in the credit documents. On August 31, 2005, under such definitions the Company's net working capital and tangible net worth were significantly in excess of such limits.

ITEM 3	Defaults Upon Senior Securities
None
ITEM 4	Submission of Matters to Vote of Securities Holders
None
ITEM 5	Other Information
(a) Information required to be disclosed in a Report on Form 8-K, but not reported
None
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

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of August 31, 2005, the related condensed consolidated statements of income for the three months ended August 31, 2005 and August 31, 2004 and cash flows for the three months ended August 31, 2005 and August 31, 2004.  These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of May 31, 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 22, 2005, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
September 28, 2005

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	s/Douglas P. Taylor	Date:	October 13, 2005
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

AND

By:	s/Mark V. McDonough	Date:	October 13, 2005
Mark V. McDonough Chief Financial Officer