Form 10QSB
period 2005-11-30
TAYLOR DEVICES INC
filed 2006-01-13
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10‑QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended November 30, 2005

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

Yes	X	No

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act.

Yes	No	X

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

CLASS	Outstanding at January 13, 2006
Common Stock (2‑1/2 cents par value)	3,103,142

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30, 2005	May 31, 2005

Assets
Current assets:
Cash and cash equivalents	$ 52,710	$ 63,397
Accounts receivable, net	1,763,399	2,718,902
Inventory	4,468,818	4,771,086
Costs and estimated earnings in excess of billings	1,821,024	1,657,170
Other current assets	903,274	920,638
Total current assets	9,009,225	10,131,193

Maintenance and other inventory, net	797,238	661,500

Property and equipment, net	3,355,168	3,477,672

Investment in affiliate, at equity	445,425	451,877

Intangible and other assets	167,118	168,376
	$ 13,774,174	$ 14,890,618
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 237,003	$ 1,621,119
Payables - trade	900,293	770,330
Accrued commissions	636,712	576,550
Billings in excess of costs and estimated earnings	268,539	288,003
Other current liabilities	544,314	386,586
Total current liabilities	2,586,861	3,642,588

Long-term liabilities	863,839	998,719
Payables - affiliate	418,344	589,976
Minority stockholder's interest	465,593	450,991

Stockholders' Equity:

Common stock and additional paid-in capital	4,392,127	4,391,001
Retained earnings	5,940,379	5,710,312
	10,332,506	10,101,313
Treasury stock - at cost	(892,969)	(892,969)
Total stockholders' equity	9,439,537	9,208,344

	$ 13,774,174	$ 14,890,618

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2005	2004	2005	2004

Sales, net	$ 3,370,028	$ 2,649,727	$ 6,480,127	$ 5,101,146

Cost of goods sold	2,293,177	1,854,465	4,427,967	3,450,090

Gross profit	1,076,851	795,262	2,052,160	1,651,056

Selling, general and administrative expenses	847,007	754,758	1,596,463	1,447,720

Operating income	229,844	40,504	455,697	203,336

Other expense, net	(18,514)	(34,333)	(50,576)	(69,062)

Income before provision for income taxes, equity in net
income of affiliate and minority stockholder's interest	211,330	6,171	405,121	134,274

Provision for income taxes (benefit)	81,000	(12,800)	154,000	38,000

Income before equity in net income of affiliate
and minority stockholder's interest	130,330	18,971	251,121	96,274

Equity in net income (loss) of affiliate	(2,202)	3,971	(6,452)	7,818

Income before minority stockholder's interest	128,128	22,942	244,669	104,092

Minority stockholder's interest	(7,378)	(9,504)	(14,602)	(17,005)

Net income	$ 120,750	$ 13,438	$ 230,067	$ 87,087

Basic and diluted earnings per common share	$ 0.04	$ -	$ 0.07	$ 0.03

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited) November 30,
For the six months ended	2005	2004

Cash flows from operating activities:
Net income	$ 230,067	$ 87,087
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	162,398	175,761
Gain on sale of equipment
Bad debts expense	9,157	16,000
Equity in net income (loss) of affiliate	6,452	(7,818)
Deferred income taxes
Minority stockholder's interest	14,602	17,005
Changes in other assets and liabilities:
Accounts receivable	946,346	(184,773)
Inventory	166,530	(708,505)
Costs and estimated earnings in excess of billings	(163,854)	(606,306)
Other current assets	2,429	(69,488)
Payables - trade	129,963	(120,590)
Accrued commissions	60,162	(65,933)
Billings in excess of costs and estimated earnings	(19,464)	409,167
Other current liabilities	157,728	(18,640)
Net cash flows from (for) operating activities	1,702,516	(1,077,033)

Cash flows from investing activities:
Acquisition of property and equipment	(35,694)	(111,559)
Other investing activities	11,993	15,623
Net cash flows for investing activities	(23,701)	(95,936)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt	(1,518,996)	1,499,474
Payables - affiliate	(171,632)	(110,569)
Proceeds from long-term debt
Proceeds from issuance of common stock	1,126	63,779
Net cash flows from (for) financing activities	(1,689,502)	1,452,684

Net increase (decrease) in cash and cash equivalents	(10,687)	279,715

Cash and cash equivalents - beginning	63,397	88,390

Cash and cash equivalents - ending	$ 52,710	$ 368,105

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2005 and May 31, 2005, the results of operations for the three and six months ended November 30, 2005 and November 30, 2004, and cash flows for the six months ended November 30, 2005 and November 30, 2004.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2005.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.

For the three and six month periods ended November 30, 2005 and 2004 the net income was divided by 3,102,151 and 3,007,255, respectively, which is net of the Treasury shares, to calculate the net income per share.

4.	The results of operations for the six month period ended November 30, 2005 are not necessarily indicative of the results to be expected for the full year.

5.

Significant Equity Investee: The Company owns approximately a 23% equity investment in Tayco Developments, Inc. (Developments).  For the six months ended November 30, 2005, Tayco Developments, Inc. had revenues of $114,000 and net income of $25,000.  The carrying amount of the investment in Tayco Developments, Inc. as of November 30, 2005 and May 31, 2005 was $445,000 and $452,000.

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

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2005 and 2004
Increase /
(Decrease)
Sales, net	$ 1,379,000
Cost of goods sold	$ 978,000
Selling, general and administrative expenses	$ 149,000
Other expense, net	$ (18,000)
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 271,000
Provision for income taxes (benefit)	$ 116,000
Income before equity in net income of affiliate and minority stockholder's interest	$ 155,000
Equity in net income (loss) of affiliate	$ (14,000)
Net income	$ 143,000

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

For the six months ended November 30, 2005  (All figures being discussed are for the six months ended November 30, 2005 as compared to the six months ended November 30, 2004.)

	Six months ended		Change
	November 30, 2005	November 30, 2004	Increase / (Decrease)	Percent Change
Net Revenue	$6,480,000	$5,101,000	$ 1,379,000	27%
Cost of sales	4,428,000	3,450,000	978,000	28%
Gross profit	$2,052,000	$1,651,000	$ 401,000	24%
¼as a percentage of net revenues	32%	32%

The Company's consolidated results of operations showed a 27% increase in net revenues and an increase in net income of 164%. Gross profit increased by 24%.  Revenues recorded in the current period for long-term construction projects increased by 70% over the unusually low level recorded in the prior year.  These current year's projects contributed a gross profit margin of 35% as compared to 33% in the prior year's period.  The overall gross profit as a percentage of net revenues for the current and prior year periods was 32%.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses
Six months ended	Change
	November 30, 2005	November 30, 2004	Increase / (Decrease)	Percent Change
Outside Commissions	$ 365,000	$ 181,000	$ 184,000	102%
Royalties	58,000	92,000	(34,000)	-37%
Other SG&A	1,173,000	1,174,000	(1,000)	-
Total SG&A	$1,596,000	$1,447,000	$ 149,000	10%

¼as a percentage of net revenues	25%	28%

Selling, general and administrative expenses increased by 10% from the prior year.  Commission expense doubled last year's level.  Commission expense was higher in this period due to higher commission rates on a few of the large, long-term construction projects in production in addition to a higher volume of sales subject to commission.  Royalty expense is 37% less than the amount recorded in the prior year period.  There were fewer shipments that were subject to the royalty during the current year.  Other selling, general and administrative expenses remained constant from last year to this.

The above factors resulted in operating income of $456,000 for the six months ended November 30, 2005, up 124% from the $203,000 in the same period of the prior year.

Other expense, net, of $51,000 is primarily interest expense and is 27% less than in the prior year.  Interest expense decreased by $17,000 from the prior year.  The average level of use of the Company's operating line of credit decreased significantly as compared to last year.  The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.  Advance payments on long-term construction contracts provided sufficient cash flow to pay off the line of credit in full as of November 30, 2005.

For the three months ended November 30, 2005  (All figures being discussed are for the three months ended November 30, 2005 as compared to the three months ended November 30, 2004.)

Summary comparison of the three months ended November 30, 2005 and 2004
Increase /
(Decrease)
Sales, net	$ 720,000
Cost of goods sold	$ 439,000
Selling, general and administrative expenses	$ 92,000
Other expense, net	$ (16,000)
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 205,000
Provision for income taxes (benefit)	$ 94,000
Income before equity in net income of affiliate and minority stockholder's interest	$ 111,000
Equity in net income (loss) of affiliate	$ (6,000)
Net income	$ 107,000

	Three months ended		Change
	November 30, 2005	November 30, 2004	Increase / (Decrease)	Percent Change
Net Revenue	$3,370,000	$2,650,000	$ 720,000	27%
Cost of sales	2,293,000	1,854,000	439,000	24%
Gross profit	$1,077,000	$ 796,000	$ 281,000	35%
¼as a percentage of net revenues	32%	30%

The Company's consolidated results of operations showed a 27% increase in net revenues with an increase in net income from $13,000 to $121,000. Gross profit increased by 35%.  Revenues recorded in the current period for long-term construction projects increased by 43% over the level recorded in the prior year.  These current year's projects contributed a gross profit margin of 36% as compared to 30% in the prior year's period.  The overall gross profit as a percentage of net revenues for the quarter was 32% as compared to 30% for the same period in the prior year.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses
	Three months ended		Change
	November 30, 2005	November 30, 2004	Increase / (Decrease)	Percent Change
Outside Commissions	$ 241,000	$ 77,000	$ 164,000	213%
Royalties	24,000	56,000	(32,000)	-57%
Other SG&A	582,000	622,000	(40,000)	-6%
Total SG&A	$ 847,000	$ 755,000	$ 92,000	12%

¼as a percentage of net revenues	25%	28%

Selling, general and administrative expenses increased by 12% from the prior year.  Commission expense increased by $164,000 over last year's level.  Commission expense was higher in this period due to higher commission rates on a few of the large, long-term construction projects in production in addition to a higher volume of sales subject to commission.  Royalty expense is 57% less than the amount recorded in the prior year period.  There were fewer shipments that were subject to the royalty during the current year.  Other selling, general and administrative expenses decreased 6% from last year to this.

The above factors resulted in an operating income of $230,000 for the three months ended November 30, 2005 as compared to $41,000 in the same period of the prior year.

Other expense, net, of $19,000 is primarily interest expense and is 46% less than in the prior year.  Interest expense decreased by $15,000 from the prior year for the same reasons noted above for the six month period.

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

Capital expenditures for the six months ended November 30, 2005 were $36,000 compared to $112,000 in the same period of the prior year.  There are no material commitments for capital expenditures as of November 30, 2005.

The Company has a $5,000,000 line of credit which is not being utilized as of November 30, 2005.  This is down from the $1,390,000 balance outstanding as of May 31, 2005.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2006 - $102,000; 2007 - $241,000; 2008 - $232,000; 2009 - $138,000; 2010 - $72,000; and 2011 - $27,000.

Inventory and Maintenance Inventory
November 30, 2005	May 31, 2005	Increase
Raw Materials	$ 399,000		$ 404,000		$ (5,000)	-1%
Work in process	3,740,000		4,029,000		(289,000)	-7%
Finished goods	330,000		338,000		(8,000)	-2%
Inventory	4,469,000	85%	4,771,000	88%	(302,000)	-6%
Maintenance and other inventory	797,000	15%	662,000	12%	135,000	20%
Total	$5,266,000	100%	$5,433,000	100%	$(167,000)	-3%

Inventory turnover	1.7		1.5
NOTE: Inventory turnover is annualized for the six-month period ending November 30, 2005.

Inventory, at $4,469,000 as of November 30, 2005, is 6% lower than the prior year-end.  Of this, approximately 84% is work in process, 7% is finished goods, and 9% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $50,000 for the six-month period ended November 30, 2005 and $60,000 for the same period last year.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
November 30, 2005	May 31, 2005	Increase /(Decrease)
Accounts receivable	$1,763,000	$2,719,000	$ (956,000)	-35%
Costs and estimated earnings in excess of billings	1,821,000	1,657,000	164,000	10%
Less: Billings in excess of costs and estimated earnings	269,000	288,000	(19,000)	-7%
Net	$3,315,000	$4,088,000	$ (773,000)	-19%

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

Accounts receivable of $1,763,000 as of November 30, 2005 includes approximately $242,000 of amounts retained by customers on long-term construction projects.  The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible in certain governmental and foreign customers.  The $1,821,000 balance in this account at November 30, 2005 is a 10% increase from the prior year-end.  The Company expects to bill the entire amount during the next twelve months.

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized.  The $269,000 balance in this account at November 30, 2005 is only a slight change from the balance at the end of the prior year.  Final delivery of product under these contracts is expected to occur during the next twelve months.

The Company's backlog of sales orders at November 30, 2005 is $11.9 million, up from the backlog at the end of the prior year of $7.3 million.  $3.9 million of the current backlog is on projects already in progress.

Accounts payable, at $900,000 as of November 30, 2005, is approximately $130,000 more than the prior year-end.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of November 30, 2005 are $637,000.  This is slightly more than the $577,000 accrued at the prior year-end.  The Company expects the current accrued amount to be paid during the next twelve months.  Other accrued expenses increased by 41% from the prior year-end to $544,000 primarily due to an increase in accrued income taxes by $119,000.

The Company paid $181,000 to Developments during the six months ended November 30, 2005 to reduce the principal balance on the note payable.

Management believes that the Company's cash flows from operations and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases for the next twelve months.

TAYLOR DEVICES, INC.

Item 3.  Controls and Procedures

        (a)           Evaluation of disclosure controls and procedures.

        The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2005 and have concluded that as of the evaluation date, the disclosure controls and procedures were adequate to ensure that material information relating to the Company was made known to the officers by others within the Company.

        (b)           Changes in internal controls.

        There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

TAYLOR DEVICES, INC.

Part II - Other Information
ITEM 1	Legal Proceedings
None except for routine litigation incidental to the Company's business.
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended November 30, 2005 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities

	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	December 1, 2004 - December 31, 2004	-	-	-
	January 1, 2005 - January 31, 2005	-	-	-
	November 1, 2005 - November 30, 2005	-	-	-
	Total	-	-	-	$160,802 (1)

(1) In 1998, the Company initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000.  Additional deposits of $435,000 have been made to the plan, with expenditures of $499,198.  To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

(d)

Under the terms of the Company's credit arrangements with its major lender, the Company is prohibited from issuing cash dividends.  In addition, the credit arrangements require the Company to maintain net working capital of at least $2,000,000 and tangible net worth of at last $6,000,000, as such terms are defined in the credit documents.  On November 30, 2005, under such definitions the Company's net working capital and tangible net worth were significantly in excess of such limits.

ITEM 3	Defaults Upon Senior Securities
None
ITEM 4	Submission of Matters to Vote of Securities Holders

The Annual Meeting of Shareholders was held on November 11, 2005.  The total outstanding number of shares on the meeting record date of September 22, 2005 was 3,102,057.  A total of 2,793,388 shares were present in person or by proxy at the meeting.  The following are the election results for the slate of directors presented by management.

One Class 1 Director of the Company was elected to serve a three year term expiring in 2008.

Reginald B. Newman II - 2,756,272 shares were voted for, 37,116 shares were withheld, and 1,431,755 shares were broker non-votes.  Directors whose term of office continued after the meeting are Douglas P. Taylor, Randall L. Clark, Richard G. Hill and Donald B. Hofmar.

The shareholders approved the adoption of the 2005 Taylor Devices, Inc. Stock Option Plan and the reservation of 140,000 shares of the Company's common stock for grant of options under the Plan.

ITEM 5	Other Information
	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported None
	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors None
ITEM 6	Exhibits
	10	Form of Indemnity Agreement between the Company and Reginald B. Newman II, Secretary and Director, signed and dated November 11, 2005.
	20	News from Taylor Devices, Inc. Shareholder Letter, Winter 2005-2006.
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of November 30, 2005, the related condensed consolidated statements of income for the three and six months ended November 30, 2005 and November 30, 2004 and cash flows for the six months ended November 30, 2005 and November 30, 2004.  These interim financial statements are the responsibility of the Company's management.

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
January 6, 2006

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	s/Douglas P. Taylor	Date:	January 13, 2006
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

AND

By:	s/Mark V. McDonough	Date:	January 13, 2006
Mark V. McDonough Chief Financial Officer