Form 10QSB
period 2006-02-28
TAYLOR DEVICES INC
filed 2006-04-13
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10‑QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended February 28, 2006

Commission File Number 0‑3498

TAYLOR DEVICES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK	16‑0797789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

90 TAYLOR DRIVE, NORTH TONAWANDA, NEW YORK 14120-0748
Address of principal executive offices

716‑694‑0800 Registrant's Telephone Number

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months and (2) has been subject to the filing requirements for the past 90 days.

Yes	X	No

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes	No	X

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

CLASS	Outstanding at April 13, 2006
Common Stock (2‑1/2 cents par value)	3,126,002

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	February 28, 2006	May 31, 2005

Assets
Current assets:
Cash and cash equivalents	$ 82,545	$ 63,397
Accounts receivable, net	1,120,320	2,718,902
Inventory	4,442,952	4,771,086
Costs and estimated earnings in excess of billings	4,372,314	1,657,170
Other current assets	1,023,469	920,638
Total current assets	11,041,600	10,131,193

Maintenance and other inventory, net	588,489	661,500

Property and equipment, net	3,360,215	3,477,672

Investment in affiliate, at equity	444,088	451,877

Intangible and other assets	166,314	168,376
	$ 15,600,706	$ 14,890,618
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 1,986,527	$ 1,621,119
Payables - trade	1,116,919	770,330
Accrued commissions	881,407	576,550
Billings in excess of costs and estimated earnings	54,000	288,003
Other current liabilities	455,377	386,586
Total current liabilities	4,494,230	3,642,588

Long-term liabilities	810,239	998,719
Payables - affiliate	298,551	589,976
Minority stockholder's interest	474,567	450,991

Stockholders' Equity:

Common stock and additional paid-in capital	4,397,167	4,391,001
Retained earnings	6,018,921	5,710,312
	10,416,088	10,101,313
Treasury stock - at cost	(892,969)	(892,969)
Total stockholders' equity	9,523,119	9,208,344

	$ 15,600,706	$ 14,890,618

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended February 28,		For the nine months ended February 28,
	2006	2005	2006	2005

Sales, net	$ 4,114,446	$ 2,619,488	$ 10,594,573	$ 7,720,634

Cost of goods sold	2,997,885	1,937,083	7,425,852	5,387,173

Gross profit	1,116,561	682,405	3,168,721	2,333,461

Selling, general and administrative expenses	950,870	701,495	2,547,335	2,149,215

Operating income (loss)	165,691	(19,090)	621,386	184,246

Other expense, net	(26,837)	(35,719)	(77,413)	(104,781)

Income (loss) before provision for income taxes, equity in net
income of affiliate and minority stockholder's interest	138,854	(54,809)	543,973	79,465

Provision for income taxes (benefit)	50,000	(16,700)	204,000	21,300

Income (loss) before equity in net income of affiliate
and minority stockholder's interest	88,854	(38,109)	339,973	58,165

Equity in net income (loss) of affiliate	(1,337)	1,804	(7,789)	9,622

Income (loss) before minority stockholder's interest	87,517	(36,305)	332,184	67,787

Minority stockholder's interest	(8,974)	(6,240)	(23,576)	(23,245)

Net income (loss)	$ 78,543	$ (42,545)	$ 308,608	$ 44,542

Basic and diluted earnings (loss) per common share	$ 0.03	$ (0.01)	$ 0.10	$ 0.01

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited) February 28,
For the nine months ended	2006	2005

Cash flows from operating activities:
Net income	$ 308,608	$ 44,542
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	242,603	266,292
Gain on sale of equipment
Bad debts expense	9,157	16,000
Equity in net income (loss) of affiliate	7,789	(9,622)
Deferred income taxes
Minority stockholder's interest	23,576	23,245
Changes in other assets and liabilities:
Accounts receivable	1,589,425	(146,684)
Inventory	401,145	(718,627)
Costs and estimated earnings in excess of billings	(2,715,144)	(792,504)
Other current assets	(110,163)	(112,406)
Payables - trade	346,589	(175,111)
Accrued commissions	304,857	(14,561)
Billings in excess of costs and estimated earnings	(234,003)	319,666
Other current liabilities	68,791	(168,026)
Net cash flows from (for) operating activities	243,230	(1,467,796)

Cash flows from investing activities:
Acquisition of property and equipment	(118,845)	(130,198)
Other investing activities	3,094	(16,585)
Net cash flows for investing activities	(115,751)	(146,783)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt	176,928	1,433,710
Payables - affiliate	(291,425)	(175,764)
Proceeds from long-term debt
Proceeds from issuance of common stock	6,166	300,526
Net cash flows from (for) financing activities	(108,331)	1,558,472

Net increase (decrease) in cash and cash equivalents	19,148	(56,107)

Cash and cash equivalents - beginning	63,397	88,390

Cash and cash equivalents - ending	$ 82,545	$ 32,283

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2006 and May 31, 2005, the results of operations for the three and nine months ended February 28, 2006 and February 28, 2005, and cash flows for the nine months ended February 28, 2006 and February 28, 2005. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2005.  There have been no updates or changes to our audited financial statements for the year ended May 31, 2005.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.

For the three and nine month periods ended February 28, 2006 and 2005 the net income was divided by 3,102,603 and 3,033,761, respectively, which is net of the Treasury shares, to calculate the net income per share.

4.	The results of operations for the nine month period ended February 28, 2006 are not necessarily indicative of the results to be expected for the full year.

5.

Significant Equity Investee: The Company owns approximately a 23% equity investment in Tayco Developments, Inc. (Developments).  For the nine months ended February 28, 2006, Developments had revenues of $177,000 and net income of $37,000.  The carrying amount of the investment in Developments as of February 28, 2006 and May 31, 2005 was $444,000 and $452,000.

TAYLOR DEVICES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  Information in this Item 2, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-QSB that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements and, as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in the Company's expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the nine months ended February 28, 2006 and 2005
Increase /
(Decrease)
Sales, net	$ 2,874,000
Cost of goods sold	$ 2,039,000
Selling, general and administrative expenses	$ 398,000
Other expense, net	$ (27,000)
Income (loss) before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 465,000
Provision for income taxes (benefit)	$ 183,000
Income (loss) before equity in net income of affiliate and minority stockholder's interest	$ 282,000
Equity in net income (loss) of affiliate	$ (17,000)
Net income (loss)	$ 264,000

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

For the nine months ended February 28, 2006  (All figures being discussed are for the nine months ended February 28, 2006 as compared to the nine months ended February 28, 2005.)

	Nine months ended		Change
	February 28, 2006	February 28, 2005	Increase / (Decrease)	Percent Change
Net Revenue	$10,595,000	$7,721,000	$ 2,874,000	37%
Cost of sales	7,426,000	5,387,000	2,039,000	38%
Gross profit	$ 3,169,000	$2,334,000	$ 835,000	36%
¼as a percentage of net revenues	30%	30%

The Company's consolidated results of operations showed a 37% increase in net revenues and an increase in net income of 593%. Gross profit increased by 36%.  Revenues recorded in the current period for long-term construction projects increased by 84% over the unusually low level recorded in the prior year.  The increase in revenue in the current year is attributable to 1.) a 52% increase in the quantity of long-term construction projects this year compared to last year, and 2.) a 42% increase in the average total sales value of long-term construction projects this year compared to last year.  Management has noticed an increase in the global level of construction activity of structures requiring seismic protection.  This has resulted in an increased number of inquiries and quotes for our products.  Many of our bids to supply our products for these projects have been successful this year.  These current year's projects contributed a gross profit margin of 33% as compared to 30% in the prior year's period.  The overall gross profit as a percentage of net revenues for the current and prior year periods was 30%.   Management is optimistic that the level of construction activity of structures requiring seismic protection will remain strong through the fiscal year.  Based on this and our current sales order backlog of $13.2 million, management expects that the results achieved year-to-date will continue through the end of the current fiscal year.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses
Nine months ended	Change
	February 28, 2006	February 28, 2005	Increase / (Decrease)	Percent Change
Outside Commissions	$ 706,000	$ 305,000	$ 401,000	131%
Royalties	80,000	122,000	(42,000)	-34%
Other SG&A	1,761,000	1,722,000	39,000	2%
Total SG&A	$2,547,000	$2,149,000	$ 398,000	19%

¼as a percentage of net revenues	24%	28%

Selling, general and administrative expenses increased by 19% from the prior year.  Commission expense increased by 131% over last year's level.  Commission expense was higher in this period due to higher commission rates on a few large, long-term construction projects in production, in addition to a higher volume of sales subject to commission.  Royalty expense is 34% less than the amount recorded in the prior year period.  There were fewer shipments that were subject to royalty during the current year.  Other selling, general and administrative expenses increased by only 2% from last year to this.

The above factors resulted in operating income of $621,000 for the nine months ended February 28, 2006, up 237% from the $184,000 in the same period of the prior year.

Other expense, net, of $77,000 is primarily interest expense and is 26% less than in the prior year.  Interest expense decreased by $31,000 from the prior year.  The average level of use of the Company's operating line of credit decreased significantly as compared to last year.  The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

For the three months ended February 28, 2006  (All figures being discussed are for the three months ended February 28, 2006 as compared to the three months ended February 28, 2005.)

Summary comparison of the three months ended February 28, 2006 and 2005
Increase /
(Decrease)
Sales, net	$ 1,495,000
Cost of goods sold	$ 1,061,000
Selling, general and administrative expenses	$ 249,000
Other expense, net	$ (9,000)
Income (loss) before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 194,000
Provision for income taxes (benefit)	$ 67,000
Income (loss) before equity in net income of affiliate and minority stockholder's interest	$ 127,000
Equity in net income (loss) of affiliate	$ (3,000)
Net income (loss)	$ 121,000

	Three months ended		Change
	February 28, 2006	February 28, 2005	Increase / (Decrease)	Percent Change
Net Revenue	$4,114,000	$2,619,000	$ 1,495,000	57%
Cost of sales	2,998,000	1,937,000	1,061,000	55%
Gross profit	$1,116,000	$ 682,000	$ 434,000	64%
¼as a percentage of net revenues	27%	26%

The Company's consolidated results of operations showed a 57% increase in net revenues with an increase in net income from a loss of $43,000 to income of $78,000. Gross profit increased by 64%.  Revenues recorded in the current period for long-term construction projects increased by 106% over the level recorded in the prior year.  The reasons for the increase are the same as stated above for the nine-month period.  These current year's projects contributed a gross profit margin of 31% as compared to an unusually low 24% in the prior year's period.  The overall gross profit as a percentage of net revenues for the quarter was 27% as compared to 26% for the same period in the prior year.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses
	Three months ended		Change
	February 28, 2006	February 28, 2005	Increase / (Decrease)	Percent Change
Outside Commissions	$ 341,000	$ 124,000	$ 217,000	175%
Royalties	22,000	30,000	(8,000)	-27%
Other SG&A	588,000	547,000	41,000	7%
Total SG&A	$ 951,000	$ 701,000	$ 250,000	36%

¼as a percentage of net revenues	23%	27%

Selling, general and administrative expenses increased by 36% from the prior year.  Commission expense increased by $217,000 over last year's level.  Commission expense was higher in this period due to higher commission rates on a few large, long-term construction projects in production, in addition to a higher volume of sales subject to commission.  Royalty expense is 27% less than the amount recorded in the prior year period.  There were fewer shipments that were subject to royalty during the current year.  Other selling, general and administrative expenses increased by only 7% from last year to this.

The above factors resulted in an operating income of $166,000 for the three months ended February 28, 2006 as compared to an operating loss of $19,000 in the same period of the prior year.

Other expense, net, of $26,000 is primarily interest expense and is 25% less than in the prior year.  Interest expense decreased by $14,000 from the prior year for the same reasons noted above for the nine month period.

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs.  These are primarily inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, billings in excess of costs and estimated earnings, and debt service.  The Company's primary sources of liquidity have been operations and bank financing.

Capital expenditures for the nine months ended February 28, 2006 were $119,000 compared to $130,000 in the same period of the prior year.  The Company has commitments to pay $154,000 for production machinery in the quarter ending May 31, 2006.

The Company has a $5,000,000 line of credit with a bank.  There is a $1,739,000 principal balance outstanding as of February 28, 2006, which is up from the $1,390,000 balance outstanding as of May 31, 2005.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit.  Additional information regarding the covenants appears in Part II, item 2(d) of this Report.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2006 - $52,000; 2007 - $241,000; 2008 - $232,000; 2009 - $138,000; 2010 - $72,000; and 2011 - $27,000.

Inventory and Maintenance Inventory
February 28, 2006	May 31, 2005	Increase
Raw Materials	$ 380,000		$ 404,000		$ (24,000)	-6%
Work in process	3,688,000		4,029,000		(341,000)	-8%
Finished goods	375,000		338,000		37,000	11%
Inventory	4,443,000	88%	4,771,000	88%	(328,000)	-7%
Maintenance and other inventory	588,000	12%	662,000	12%	(74,000)	-11%
Total	$5,031,000	100%	$5,433,000	100%	$(402,000)	-7%

Inventory turnover	1.9		1.5

NOTE: Inventory turnover is annualized for the nine-month period ending February 28, 2006.

Inventory, at $4,443,000 as of February 28, 2006, is 7% lower than the prior year-end.  Of this, approximately 83% is work in process, 8% is finished goods, and 9% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $95,000 for the nine-month period ended February 28, 2006 and $42,000 for the same period last year.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
February 28, 2006	May 31, 2005	Increase /(Decrease)
Accounts receivable	$1,120,000	$2,719,000	$ (1,599,000)	-59%
Costs and estimated earnings in excess of billings	4,372,000	1,657,000	2,715,000	164%
Less: Billings in excess of costs and estimated earnings	54,000	288,000	(234,000)	-81%
Net	$5,438,000	$4,088,000	$ 1,350,000	33%

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

Accounts receivable of $1,120,000 as of February 28, 2006 includes approximately $405,000 of amounts retained by customers on long-term construction projects.  Management expects this balance to increase significantly during the next three months as progress billings on certain long-term construction projects increase as the projects move closer to completion.  The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $4,372,000 balance in this account at February 28, 2006 is a 164% increase from the prior year-end.  This significant increase from last year-end is a reflection of 1.) the increase in the number of projects in progress at the two balance sheet dates (24 at February 28, 2006  compared to 16 at May 31, 2005) and 2.) the amount of progress billings permitted per the terms of the various sales agreements for the projects ( 14% of the aggregate order value of the projects in progress at February 28, 2006  has been invoiced to the customers compared to 37% at May 31, 2005.)  In the aggregate, the projects in progress at February 28, 2006 are 44% complete at that date while the projects in progress at May 31, 2005 were 54% complete at that date.  Generally, if progress billings are permitted under the terms of a project sales agreement, the more complete the project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized.  The $54,000 balance in this account at February 28, 2006 is a $234,000 decrease from the balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The Company's backlog of sales orders at February 28, 2006 is $13.2 million, up from the backlog at the end of the prior year of $7.3 million.  $8.1 million of the current backlog is on projects already in progress.

Accounts payable, at $1,117,000 as of February 28, 2006, is approximately $347,000 more than the prior year-end.  This significant increase is attributable due to the increase in production activity to manufacture the products for which the Company has sales orders.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of February 28, 2006 are $881,000.  This is 53% higher than the $577,000 accrued at the prior year-end.  This significant increase was expected and is reasonable due to the increase in the current asset, "costs and estimated earnings in excess of billings".  Commission expense related to the long-term construction projects is recorded at the same time as revenue on the projects is recorded. This liability will not decrease until progress billings on the projects have been issued by the Company and are paid by our customers.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities increased by only $69,000 from the prior year-end, to $455,000.

The Company paid $285,000 to Developments during the nine months ended February 28, 2006, reducing the principal balance on the note payable to $299,000.

Management believes that the Company's cash flows from operations and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases for the next twelve months.

TAYLOR DEVICES, INC.

Item 3.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of February 28, 2006 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that material information relating to the Company was made known to the officers by others within the Company.

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

(a) The Company sold no equity securities during the fiscal quarter ended February 28, 2006 that were not registered under the Securities Act.
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable
(c) Repurchases of Equity Securities
	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	December 1, 2005 - December 31, 2005	-	-	-
	January 1, 2006 - January 31, 2006	-	-	-
	February 1, 2006 - February 28, 2006	-	-	-
	Total	-	-	-	$160,802 (1)
(1) In 1998, the Company initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000. Additional deposits totaling $435,000 have been made to the plan, with expenditures of $499,198. To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

(d)   Under the terms of the Company's credit arrangements with its primary lender, the Company is prohibited from issuing cash dividends.  In addition, the credit arrangements require the Company to maintain net working capital of at least $2,000,000 and tangible net worth of at last $6,000,000, as such terms are defined in the credit documents.  On February 28, 2006, under such definitions the Company's net working capital and tangible net worth were significantly in excess of such limits.

ITEM 3	Defaults Upon Senior Securities
None
ITEM 4	Submission of Matters to Vote of Securities Holders
None
ITEM 5	Other Information

(a) Information required to be disclosed in a Report on Form 8-K, but not reported None

(b) Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors None
ITEM 6	Exhibits
20 News from Taylor Devices, Inc. Shareholder Letter, Spring 2006.
31(i) Rule 13a-14(a) Certification of Chief Executive Officer.
31(ii) Rule 13a-14(a) Certification of Chief Financial Officer.
32(i) Section 1350 Certification of Chief Executive Officer.
32(ii) Section 1350 Certification of Chief Financial Officer.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of February 28, 2006, the related condensed consolidated statements of income for the three and nine months ended February 28, 2006 and February 28, 2005 and cash flows for the nine months ended February 28, 2006 and February 28, 2005.  These interim financial statements are the responsibility of the Company's management.

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

Lumsden & McCormick, LLP
Buffalo, New York
March 29, 2006

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	s/Douglas P. Taylor	Date:	April 13, 2006
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

AND

By:	s/Mark V. McDonough	Date:	April 13, 2006
Mark V. McDonough Chief Financial Officer