Form 10KSB
period 2006-05-31
TAYLOR DEVICES INC
filed 2006-08-29
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-3498

TAYLOR DEVICES, INC.
(Name of small business issuer as specified in its charter)

New York	16-0797789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Taylor Drive, P.O. Box 748, N. Tonawanda, New York 14120-0748
(Address of principal executive offices)
Issuer's telephone number (716) 694-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.025 par value)
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes          X                  No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to Form 10-KSB [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                              No               X

Issuer's revenues for its most recent fiscal year are $14,750,699.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the issuer, computed by reference to the average of the bid and asked price on August 17, 2006 was $13,711,011.  In addition to shares held by affiliates, this calculation also excludes shares of the issuer's common stock that are held by Schedule 13D filers.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 17, 2006
Common Stock, $.025 par value	3,142,922

TAYLOR DEVICES, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-KSB Reference

Proxy Statement	Part III, Items 9-12

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

Principal Products

The Company manufactures and sells a single group of very similar products that have many different applications for customers.  These similar products are included in one of six categories; namely, Seismic Dampers, Fluidicshoks®, Crane and Industrial Buffers, Self-Adjusting Shock Absorbers, Liquid Die Springs, and Vibration Dampers.  Management does not track or otherwise account for sales broken down by these categories.  The following is a summary of the capabilities and applications for these products.

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

Patents, Trademarks and Licenses

Under a License Agreement ("License Agreement") dated November 1, 1959, between the Company and Tayco Developments, Inc. ("Developments"), an affiliate of the Company, the Company was granted preferential rights to market, in the United States and Canada, all existing and future inventions and patents developed by Developments. The term of this License Agreement is the life of the last-to-expire patent on which the Company is paying royalties, which is the year 2021.  During the life of each patent, the Company records a royalty payable to Developments, equal to five percent of sales value of patented items sold and shipped.  The Company incurred royalty charges from Developments of $97,000 and $165,000 in the years ended May 31, 2006 and 2005, respectively.  Under the License Agreement, payments of royalties are required to be made quarterly.

The License Agreement also provides for Developments to pay the Company 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement, as well as on apparatus and equipment subject to the License Agreement but modified by the Company, with rights to such modification having been assigned to Developments.  No royalties were owed to the Company in the years ended May 31, 2006 and 2005.  Royalties, if any, are paid quarterly.

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

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales.  The Company has no inventory out on consignment and no consignment sales for the years ended May 31, 2006 and 2005.  No extended payment terms are offered.  During the year ended May 31, 2006, delivery time after receipt of orders averaged 12 to 14 weeks for the Company's standard products.  Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects utilizing custom designed components of the Company.

Dependence Upon Customers\Government Contracts

The Company is not dependent on any one or a few major customers.  Sales to two customers approximated 28% (14% each) of net sales for 2006.

Contracts between the Company and the federal government or its independent contractors are subject to termination at the election of the federal government.  Contracts are generally entered into on a fixed price basis.  From time to time, the Company has also entered into a "cost plus" defense contract.  If the federal government should limit defense spending, these contracts could be reduced or terminated, which would not have a materially adverse effect on the Company.

Research and Development

The Company does not normally engage in any major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the federal government.  See Item 1. Description of Business, "Patents, Trademarks and Licenses".  The Company, however, engages in research testing of its products.  For the fiscal years ended May 31, 2006 and 2005, the Company expended $129,000 and $257,000, respectively, on manufacturing research through Developments.  For the years ended May 31, 2006 and 2005, defense sponsored research and development totaled $63,000 and $176,000, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2006, the Company had 89 employees, including three executive officers, and three part time employees.  The Company has good relations with its employees.

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

Rental payments, equivalent to payments of principal and interest due, are made quarterly by the Company over the term of the Lease, and are sufficient to amortize the $1,250,000 tax-exempt industrial development revenue Series A Bonds (the "Bond") issued by the NCIDA.  The payments reimburse HSBC Bank, N.A. ("HSBC"), as issuer of the five year direct-pay irrevocable letter of credit, which is drawn upon by Deutsche Bank Trust Company, Americas, as Trustee, for the benefit of the bondholders.  The letter of credit was renewed by HSBC in November, 2004 for another five-year period.  The Bond bears interest at the HSBC Adjustable Rate Service ("HSBC ARS") rate, plus an incremental amount designated by HSBC Securities, Inc. (the "Remarketing Agent").  The HSBC ARS rate reflects the current bid-side yield of the highest rated short-term, federally tax exempt obligations currently being traded, announced weekly by the Remarketing Agent, not to exceed 15% per annum, and is the minimum rate of interest necessary to enable the Remarketing Agent to remarket the Bond at par.  Annual principal payments by the Company in June of each year range from $25,000 to $150,000, including a final principal payment of $45,000 upon maturity of the Bond on June 1, 2009.  The Bond may be redeemed in whole, or in part, on any quarterly interest payment date, without penalty or premium.  The principal amount outstanding on the Bond as of May 31, 2006 is $145,000.

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

A renewal note dated June 1, 1998 due June 1, 2008 in the face amount of $174,778 is held by HSBC and is secured by property located at 90 Taylor Drive, North Tonawanda, New York.  The principal balance at May 31, 2006 is $39,001.

A mortgage note dated January 1998, due January 1, 2013 in the face amount of $400,000 is also held by HSBC on property located at 90 Taylor Drive, North Tonawanda, New York, with an interest rate equal to the bank's prime interest rate plus 1%.  A monthly payment of $2,222 is due on the first of each month.  The principal balance at May 31, 2006 is $180,000.  All payments on the above obligations are current.

Additional information regarding the Company's long-term debt is contained in Note 9 to the Consolidated Financial Statements filed with this report.

Except for the premises leased from the NCIDA, the Company leases portions of both the building and the property on which it is located from Tayco Realty.  Pursuant to the Lease Agreement between the Company and Tayco Realty, rental payments from June 1, 2005 to May 31, 2006 totaled $159,600.  The Lease Agreement, which contains standard terms and conditions, was renewed on November 1, 2005 for a term of ten years.  Annual rentals are renegotiated by management of the two companies.  The total rent paid by the Company is determined by a base rate, subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by the Company.  The Company also pays for certain expenses incurred for the operation of the facilities.  In addition, the Company leases a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet at $825 per month.  The warehouse is located approximately one-quarter mile from the above-referenced production facilities and office space.  The total rental expense incurred by the Company for this facility in fiscal 2006 was $9,900.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The following tables provide information regarding the properties discussed in this Item 2. Description of Property.

TAYLOR DEVICES, INC. AND SUBSIDIARY
DISCLOSURE FOR REG. 228.102(c) FOR FILING 10-KSB

05/31/06

Reg. 228.102(c)-Real Estate

Property Location / Description		Book
90 & 100 Taylor Drive		Accumulated	Net Book	Percentage
N. Tonawanda, NY 14120		Depreciation	Value	of Total
(see below)	Cost	5/31/2006	5/31/2006	Assets
Land	$ 141,483	$ -	$ 141,483
Buildings	1,154,353	746,642	407,711
Improvements	2,631,231	841,578	1,789,653
Total	$ 3,927,067	$ 1,588,220	$ 2,338,847	13.5%
90 Taylor Drive
Land	$ 107,363	$ -	$ 107,363
Building	428,506	428,506	-
Building Improvements-Realty	297,664	62,316	235,348
Building Improvements-Devices	2,333,567	779,262	1,554,305
Total	$ 3,167,100	$ 1,270,084	$ 1,897,016	10.9%
100 Taylor Drive
Land	$ 34,120	$ -	$ 34,120
Building	725,847	318,136	407,711
Total	$ 759,967	$ 318,136	$ 441,831	2.5%

Taylor Devices, Inc. & Subsidiary
Total Assets as of May 31, 2006		$ 17,384,705

Reg. 228.102(c)(3)

Pursuant to the Lease Agreement dated July 1, 2000 between the Company and Developments, the Company, which leases the parcel from Tayco Realty, sub-leases approximately 800 square feet of office and research and development space located at 100 Taylor Drive, North Tonawanda, to Developments at a base annual rental of $12,000.  The rate of any rental increase may not exceed 10% annually and may be waived by both parties in writing.  The sublease automatically renews on each anniversary of its commencement date, unless either party gives three months' written notice to the other of termination.  The sublease provides that on April 1 of each year, management of both companies will review the agreement to determine possible increases for expenses due to increased taxes, maintenance costs, or for additional space utilized by Developments.  In fiscal 2006, the Company received total rental payments of $12,000 from Developments.

Reg.228.102(c)(7)(vi)(A-D)

Property Location / Description	Federal Tax	Federal Tax	Federal	Federal Tax	Net Tax
90 & 100 Taylor Drive	Depreciation	Life	Tax	Accumulated	Basis
N. Tonawanda, NY 14120	Methods	Claim	Cost	Depreciation	5/31/2006
(see below)
Straight Line,
Building	MACRS	15-40 Yrs.	$ 1,154,353	$ 778,621	$ 375,732

Straight Line
ACRS,
Building Improvements	MACRS	7-40 Yrs.	2,631,231	893,040	1,738,191

Total			$ 3,785,584	$ 1,671,661	$ 2,113,923
90 Taylor Drive
Straight Line,
Building	MACRS	15-31.5 Yrs.	$ 428,506	$ 428,506	$ -

Building Improvements-Realty	Straight Line	7-39 Yrs.	297,664	69,830	227,834

Straight Line
ACRS,
Building Improvements-Devices	MACRS	15-40 Yrs.	2,333,567	823,210	1,510,357

Total			$ 3,059,737	$ 1,321,546	$ 1,738,191
100 Taylor Drive
Building	Straight Line	19-40 Yrs.	$ 725,847	$ 350,115	$ 375,732

Reg. 228.102(c)(7)(vii)

The Company recorded $43,000 expense during the year for real property taxes and payments in lieu of taxes.  This represents a combined tax rate of $37.77 per $1,000 of assessed valuation including a 50% reduction in taxes for the property leased from the NCIDA.  This reduction will cease upon payment in full of the Bond and the Company's purchase for $1.00 of the land leased from the NCIDA.

ITEM 3. LEGAL PROCEEDINGS

None except for routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock trades on the Small Cap Market tier of the National Association of Securities Dealers Automated Quotation ("NASDAQ") stock market under the symbol TAYD.  The high and low market prices noted below for the quarters of FY06 and FY05 are obtained from NASDAQ.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low

First Quarter	3.750	2.630	2.570	2.020

Second Quarter	4.680	2.838	2.900	2.020

Third Quarter	6.200	3.080	9.190	2.200

Fourth Quarter	8.250	5.000	6.440	2.560

Holders

As of August 17, 2006, the number of issued and outstanding shares of Common Stock was 3,142,922, and the approximate number of record holders of the Company's Common Stock was 892.  Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

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

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2006.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders
1994 Stock Option Plan 1998 Stock Option Plan 2001 Stock Option Plan 2005 Stock Option Plan	1,000 30,000 40,000 14,250	$5.56 $3.79 $3.56 $5.89	- - - 125,750
Equity compensation plans not approved by security holders
2004 Employee Stock Purchase Plan (1)	-	-	249,339
Total	85,250		375,089

(1)

The Company's 2004 Employee Stock Purchase Plan (the "Employee Plan") permits eligible employees to purchase shares of the Company's common stock at fair market value through payroll deductions and without brokers' fees.  Such purchases are without any contribution on the part of the Company.  As permitted by its terms, the Employee Plan had been suspended by the Board of Directors from August 10, 2004 until August 4, 2005.  As of May 31, 2006, 249,339 shares were available for issuance.

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

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the years ended May 31, 2006 and 2005
Increase /
(Decrease)
Sales, net	$ 3,535,000
Cost of goods sold	$ 2,729,000
Selling, general and administrative expenses	$ 365,000
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 443,000
Provision for income taxes	$ 131,000
Income before equity in net income of affiliate and minority stockholder's interest	$ 312,000
Equity in net income (loss) of affiliate	$ (28,000)
Net income	$ 284,000

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

For the year ended May 31, 2006  (All figures being discussed are for the year ended May 31, 2006 as compared to the year ended May 31, 2005.)

	Year ended		Change
	May 31, 2006	May 31, 2005	Increase / (Decrease)	Percent Change
Net Revenue	$14,751,000	$11,216,000	$ 3,535,000	32%
Cost of sales	10,438,000	7,709,000	2,729,000	35%
Gross profit	$ 4,313,000	$3,507,000	$ 806,000	23%
...as a percentage of net revenues	29%	31%

The Company's consolidated results of operations showed a 32% increase in net revenues and an increase in net income of 140%. Gross profit increased by 23%.  Revenues recorded in the current period for long-term construction projects increased by 84% over the unusually low level recorded in the prior year.  The increase in revenue in the current year is primarily attributable to 1.) a 42% increase in the quantity of long-term construction projects this year compared to last year, and 2.) a 23% increase in the average total sales value of long-term construction projects this year compared to last year.  Management has noticed an increase in the global level of construction activity of structures requiring seismic protection, primarily in Asia.  This has resulted in an increased number of inquiries and quotes for our products.  Many of our bids to supply our products for these projects have been successful this year.  These current year's projects contributed a gross profit margin of 33% as compared to 29% in the prior year's period.  The overall gross profit as a percentage of net revenues for the current and prior year periods was 29% and 31%.   Management is optimistic that the level of construction activity of structures requiring seismic protection will remain strong through the next fiscal year.  The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses
Year ended	Change
	May 31, 2006	May 31, 2005	Increase / (Decrease)	Percent Change
Outside Commissions	$ 875,000	$ 461,000	$ 414,000	90%
Royalties	97,000	165,000	(68,000)	-41%
Other SG&A	2,423,000	2,405,000	18,000	1%
Total SG&A	$3,395,000	$3,031,000	$ 364,000	12%

...as a percentage of net revenues	23%	27%

Selling, general and administrative expenses increased by 12% from the prior year.  Commission expense increased by 90% over last year's level.  Commission expense was higher in this period due to higher commission rates on a few large, long-term construction projects in production, in addition to a higher volume of sales subject to commission.  Royalty expense is 41% less than the amount recorded in the prior year period.  There were fewer shipments that were subject to royalty during the current year.  Other selling, general and administrative expenses increased by only 1% from last year to this.

The above factors resulted in operating income of $918,000 for the year ended May 31, 2006, up 93% from the $476,000 in the same period of the prior year.

Interest expense of $164,000 is slightly less than in the prior year.  The average level of use of the Company's operating line of credit decreased by approximately 18% while the average interest rate on the line increased by approximately 2 percentage points as compared to last year.  The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity is dependent upon its working capital needs.  These are primarily inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, billings in excess of costs and estimated earnings, and debt service.  The Company's primary sources of liquidity have been operations and bank financing.

Capital expenditures for the year ended May 31, 2006 were $253,000 compared to $140,000 in the prior year.  The Company has commitments to pay $22,000 for production machinery in the fiscal year ending May 31, 2007.

The Company has a $5,000,000 line of credit with a bank.  There is a $3,011,000 principal balance outstanding as of May 31, 2006, which is up from the $1,390,000 balance outstanding as of May 31, 2005.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit and other financing arrangements, including the NCIDA Bond financing.  In these covenants, the Company agrees to:

  Maintain a minimum working capital position of $2,000,000 at all times;
  limit annual capital expenditures to $650,000;
  maintain a minimum debt service coverage ratio of no less than 1:1; and
  advise the bank of any litigation where the claim amount is $100,000 or greater.

Additional information regarding the Company's long-term debt appears in Part I, item 2 of this Report.

Principal maturities of long-term debt for the subsequent five years are as follows: 2007 - $248,000; 2008 - $232,000; 2009 - $138,000; 2010 - $72,000; and 2011 - $27,000.

Inventory and Maintenance Inventory
May 31, 2006	May 31, 2005	Increase
Raw Materials	$ 413,000		$ 404,000		$ 9,000	2%
Work in process	3,404,000		4,029,000		(625,000)	-16%
Finished goods	400,000		338,000		62,000	18%
Inventory	4,217,000	88%	4,771,000	88%	(554,000)	-12%
Maintenance and other inventory	543,000	12%	662,000	12%	(119,000)	-18%
Total	$4,760,000	100%	$5,433,000	100%	$ (673,000)	-12%

Inventory turnover	2.0		1.5

Inventory, at $4,217,000 as of May 31, 2006, is 12% lower than the prior year-end.  Of this, approximately 81% is work in process, 9% is finished goods, and 10% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $140,000 for the year ended May 31, 2006 and $87,000 for the same period last year.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.  There was an insignificant amount of slow-moving inventory used during the year ended May 31, 2006.  The Company disposed of approximately $310,000 of obsolete inventory during the year ended May 31, 2006.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
	May 31, 2006	May 31, 2005	Increase /(Decrease)
Accounts receivable	$2,423,000	$2,719,000	$ (296 ,000)	-11%
Costs and estimated earnings in excess of billings	5,062,000	1,657,000	3,405,000	205%
Less: Billings in excess of costs and estimated earnings	95,000	288,000	(193,000)	-67%
Net	$7,390,000	$4,088,000	$ 3,302,000	81%

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

Accounts receivable of $2,423,000 as of May 31, 2006 includes approximately $374,000 of amounts retained by customers on long-term construction projects.  The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $5,062,000 balance in this account at May 31, 2006 is a 205% increase from the prior year-end.  This significant increase from last year-end is a reflection of 1.) the increase in the number of projects in progress at the two balance sheet dates (25 at May 31, 2006  compared to 16 at May 31, 2005) and 2.) the amount of progress billings permitted per the terms of the various sales agreements for the projects (19% of the aggregate order value of the projects in progress at May 31, 2006  has been invoiced to the customers compared to 41% at May 31, 2005).  In the aggregate, the projects in progress at May 31, 2006 are 53% complete at that date while the projects in progress at May 31, 2005 were 59% complete at that date.  The average total sales value of long-term construction projects in process at the end of this year is 45% higher than the end of last year.  Generally, if progress billings are permitted under the terms of a project sales agreement, then the more complete the project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.

The year-end balances in this account are comprised of the following components:

	May 31, 2006	May 31, 2005
Costs	$ 4,792,000	$ 1,794,000
Estimated earnings	2,760,000	1,291,000
Less: Billings to customers	2,490,000	1,428,000
Costs and estimated earnings in excess of billings	$ 5,062,000	$ 1,657,000
Number of projects in progress	23	12

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized.  The $95,000 balance in this account at May 31, 2006 is a $193,000 decrease from the balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	May 31, 2006	May 31, 2005
Billings to customers	$ 254,000	$ 1,195,000
Less: Costs	110,000	705,000
Less: Estimated earnings	49,000	202,000
Billings in excess of costs and estimated earnings	$ 95,000	$ 288,000
Number of projects in progress	2	4

Summary of factors affecting the year-end balances in the asset "costs and estimated earnings in excess of billings", and the liability, "billings in excess of costs and estimated earnings":

	2006	2005
Number of projects in progress at year-end	25	16
Aggregate percent complete at year-end	53%	59%
Average total value of projects in progress at year-end	$578,000	$399,000
Percentage of total value invoiced to customer	19%	41%

The Company's backlog of sales orders at May 31, 2006 is $12.4 million, up from the backlog at the end of the prior year of $7.3 million.  $6.7 million of the current backlog is on projects already in progress.

Accounts payable, at $1,315,000 as of May 31, 2006, is approximately $545,000 more than the prior year-end.  This significant increase is primarily attributable due to the increase in production activity for manufacture of the products subject to sales orders.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of May 31, 2006 are $983,000.  This is 70% higher than the $577,000 accrued at the prior year-end.  This significant increase is reasonable due to the increase in the current asset, "costs and estimated earnings in excess of billings".  Commission expense related to long-term construction projects is recorded at the same time as revenue on the projects is recorded. This liability will not decrease until progress billings on the projects have been issued by the Company and are paid by our customers.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities increased by only $57,000 from the prior year-end, to $394,000.

The Company paid $329,000 to Developments during the year ended May 31, 2006, reducing the principal balance on the note payable to $242,000.

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

                The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of May 31, 2006 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that material information relating to the Company was accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

(b)           Changes in internal controls.

                There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

The information required by Items 9, 10, 11 and 12 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on November 10, 2006, which information is hereby incorporated by reference into this Annual Report.  The proxy materials, including the Proxy Statement and Annual Report to Shareholders, will be filed within 120 days after the Company's fiscal year end.

ITEM 13.EXHIBITS

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
		(i)	Report of Independent Registered Public Accounting Firm
		(ii)	Consolidated Balance Sheets May 31, 2006 and 2005
		(iii)	Consolidated Statements of Income for the years ended May 31, 2006 and 2005
		(iv)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2006 and 2005
		(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2006 and 2005
		(vi)	Notes to Consolidated Financial Statements May 31, 2006 and 2005
(a)	EXHIBITS:
	(3)	Articles of incorporation and by-laws
		(i)	Restated Certificate of Incorporation incorporated by reference to Exhibit (3)(i) of Annual Report on Form 10-K, dated August 24, 1983.
		(ii)	Amendment to Certificate of Incorporation incorporated by reference to Exhibit (3)(iv) to Form 8 [Amendment to Application or Report], dated September 24, 1993.
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

		(ii)	1998 Taylor Devices, Inc. Stock Option Plan attached as Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-6905, filed with the Securities and Exchange Commission on December 24, 1998.
		(iii)	2001 Taylor Devices, Inc. Stock Option Plan attached as Exhibit A to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 24, 2001.
		(iv)	2005 Taylor Devices, Inc. Stock Option Plan attached as Appendix B to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 27, 2005.
		(v)	License Agreement between the registrant and Tayco Developments, Inc., dated November 1, 1959, incorporated by reference to Exhibit (10)(i) to Annual Report on Form 10-K, dated August 27, 1982.
		(vi)	Loan Agreements between the registrant and Marine Midland Bank, dated December 2, 1992, incorporated by reference to Exhibit (10)(viii) to Annual Report on Form 10-K, dated September 10, 1993.
(vii)

Series Lease between Niagara County Industrial Development Agency and registrant, dated as of November 1, 1994 ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit (10)(ix) to the Annual Report on Form 10-KSB, dated August 21, 1995.

		(viii)	Lease Agreement between registrant and Tayco Realty Corporation, dated November 1, 1995, incorporated by reference to Exhibit (10)(ix) to Annual Report on Form 10-KSB, dated August 22, 1996.
(ix)

Form of Indemnity Agreement between registrant and certain officers and directors, incorporated by reference to Exhibit (10)(i) to Quarterly Report on Form 10-QSB for the period ending February 28, 1997, dated April 11, 1997.

		(x)	Lease Agreement dated July 1, 2000 between the Registrant and Tayco Developments, Inc., incorporated by reference to Exhibit (10)(xii) to Annual Report on Form 10-KSB, dated August 25, 2000.
		(xi)	Employment Agreement dated as of December 1, 2000 between the Registrant and Douglas P. Taylor, incorporated by reference to Exhibit (10)(x) to Annual Report on Form 10-KSB, dated August 22, 2001.
		(xii)	Employment Agreement dated as of December 1, 2000 between the Registrant and Richard G. Hill, incorporated by reference to Exhibit (10)(xi) to Annual Report on Form 10-KSB, dated August 22, 2001.
(xiii)

Indemnity Agreement between registrant and Mark V. McDonough, incorporated by reference to Exhibit (10)(i) to Quarterly Report on Form 10-QSB for the period ending August 31, 2004, dated October 15, 2004.

(xiv)

The 2004 Taylor Devices, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-114085, filed with the Securities and Exchange Commission on March 31, 2004.

		(xv)	Promissory Note between the Company and Tayco Developments, Inc., dated June 1, 2006, attached to this Annual Report on Form 10-KSB.
(xvi)

Indemnity Agreement between registrant and Reginald B. Newman II, incorporated by reference to Exhibit (10)(i) to Quarterly Report on Form 10-QSB for the period ending November 30, 2005, dated November 11, 2005.

	(11)	Statement regarding computation of per share earnings
REG. 228.601(A)(11) Statement regarding computation of per share earnings
Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2006
			Weighted average common stock outstanding		3,112,747
			Common shares issuable under stock option plans using treasury stock method		10,712
			Weighted average common stock outstanding assuming dilution		3,123,459

			Net income fiscal year ended May 31, 2006	(1)	$ 485,793
			Weighted average common stock	(2)	3,112,747
			Basic income per common share (1) divided by (2)		$ .16

			Net income fiscal year ended May 31, 2006	(3)	$ 485,793
			Weighted average common stock outstanding assuming dilution	(4)	3,123,459
			Diluted income per common share (3) divided by (4)		$ .16

Weighted average of common stock outstanding - fiscal year ended May 31, 2005

			Weighted average common stock outstanding		3,060,856
			Common shares issuable under stock option plans using treasury stock method		-
			Weighted average common stock outstanding assuming dilution		3,060,856

			Net income fiscal year ended May 31, 2005	(1)	$ 202,107
			Weighted average common stock	(2)	3,060,856
			Basic income per common share (1) divided by (2)		$ .07

			Net income fiscal year ended May 31, 2005	(3)	$ 202,107
			Weighted average common stock outstanding assuming dilution	(4)	3,060,856
			Diluted income per common share (3) divided by (4)		$ .07

	(14)	Code of Ethics, incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the period ending May 31, 2004.
	(20)	Other documents or statements to security holders
		(i)	News from Taylor Devices, Inc. Shareholder Letter, Summer 2006.
	(21)	Subsidiaries of the registrant
Tayco Realty Corporation is a New York corporation organized on September 8, 1977, 58% owned by the Company and 42% owned by Tayco Developments, Inc.
	(23)	Report and Consent of Independent Certified Public Accountants
	(31)	Officer Certifications
		(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
		(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
	(32)	Officer Certifications
		(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.
		(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.
(b)	REPORTS ON FORM 8-K:
None.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Company approves all professional services, including tax related services, provided to the Company by Lumsden & McCormick, LLP.  With regard to "Audit and Audit-Related" services, the Committee reviews the annual audit plan and approves the estimated audit budget in advance.  The aggregate fees billed by Lumsden & McCormick, LLP for professional services to the Company were $76,200 and $74,500 for the fiscal years ended May 31, 2006 and 2005.

Audit Fees

The aggregate fees billed by Lumsden & McCormick, LLP for professional services rendered in connection with the audit of the Company's annual financial statements, the review of the Company's quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements were $66,500 and $70,500 for the fiscal years ended May 31, 2006 and 2005.

Audit-Related Fees

The aggregate fees billed by Lumsden & McCormick, LLP for professional assurance and related services reasonably related to the performance of the audit of the Company's financial statements, but not included under Audit Fees, were $3,900 and zero for the fiscal years ended May 31, 2006 and 2005.

Tax Fees

The aggregate fees billed by Lumsden & McCormick, LLP for professional services for tax compliance, tax advice and tax planning were $5,800 and $4,000 for the fiscal years ended May 31, 2006 and 2005.

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

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Douglas P. Taylor	Date:	August 17, 2006
Douglas P. Taylor
President and Director
(Principal Executive Officer)

                                and

By:	/s/Mark V. McDonough	Date:	August 17, 2006
Mark V. McDonough
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Reginald B. Newman II	By:	/s/Richard G. Hill
	Reginald B. Newman II, Director		Richard G. Hill, Director
	August 17, 2006		August 17, 2006

By:	/s/Donald B. Hofmar	By:	/s/Randall L. Clark
	Donald B. Hofmar, Director		Randall L. Clark, Director
	August 17, 2006		August 17, 2006

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of
Taylor Devices Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 0-3498) of Taylor Devices Inc. of our report dated July 12, 2006 and any reference thereto in the Annual Report to Shareholders for the fiscal year ended May 31, 2006.

LUMSDEN & McCORMICK, LLP
Buffalo, New York
July 12, 2006

TAYLOR DEVICES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary as of May 31, 2006 and 2005 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Lumsden & McCormick, LLP
Buffalo, New York
July 12, 2006

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2006	2005

Assets
Current assets:
Cash and cash equivalents	$ 60,011	$ 63,397
Restricted funds held by Trustee (Note 9)	25,756	25,424
Accounts receivable, net (Note 2)	2,423,428	2,718,902
Inventory (Note 3)	4,216,633	4,771,086
Prepaid expenses	172,460	255,714
Prepaid income taxes	224,698	-
Costs and estimated earnings in excess of billings (Note 4)	5,062,294	1,657,170
Deferred income taxes (Note 11)	635,015	639,500
Total current assets	12,816,295	10,131,193

Maintenance and other inventory, net (Note 5)	543,057	661,500
Property and equipment, net (Note 6)	3,419,404	3,477,672
Investment in affiliate, at equity (Note 7)	440,378	451,877
Cash value of life insurance, net	119,884	114,289
Intangible assets	45,687	54,087
	$ 17,384,705	$ 14,890,618
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings (Note 8)	$ 3,011,000	$ 1,390,000
Current portion of long-term debt (Note 9)	247,924	231,119
Payables - trade	1,315,089	770,330
Accrued commissions	982,741	576,550
Other accrued expenses	393,665	336,890
Billings in excess of costs and estimated earnings (Note 4)	95,421	288,003
Accrued income taxes	4,207	49,696
Total current liabilities	6,050,047	3,642,588

Long-term debt (Note 9)	514,788	755,519
Payables - affiliate (Note 13)	253,307	589,976
Deferred income taxes (Note 11)	246,200	243,200
Minority stockholder's interest	483,895	450,991

Stockholders' Equity:
Common stock, $.025 par value, authorized 8,000,000 shares,
issued 3,407,156 and 3,343,858 shares	85,179	83,596
Paid-in capital	4,611,266	4,307,405
Retained earnings	6,196,105	5,710,312
	10,892,550	10,101,313
Treasury stock -- 264,853 and 241,801 shares at cost	(1,056,082)	(892,969)
Total stockholders' equity	9,836,468	9,208,344
	$ 17,384,705	$ 14,890,618

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2006	2005

Sales, net (Note 10)	$ 14,750,699	$ 11,215,592

Cost of goods sold	10,437,843	7,709,301

Gross profit	4,312,856	3,506,291

Selling, general and administrative expenses	3,395,293	3,030,689

Operating income	917,563	475,602

Other income (expense):

Interest, net	(164,123)	(166,087)
Miscellaneous	14,256	15,104
Total other income (expense)	(149,867)	(150,983)

Income before provision for income taxes, equity in
net income of affiliate and minority stockholder's interest	767,696	324,619

Provision for income taxes (Note 11)	237,500	106,800

Income before equity in net income of affiliate
and minority stockholder's interest	530,196	217,819

Equity in net income (loss) of affiliate (Note 7)	(11,499)	16,556

Income before minority stockholder's interest	518,697	234,375

Minority stockholder's interest	(32,904)	(32,268)

Net income	$ 485,793	$ 202,107

Basic and diluted earnings per common share (Note 12)	$ .16	$ 0.07

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

For the years ended May 31, 2006 and 2005

	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2004	$ 80,909	$ 3,891,978	$ 5,508,205	$ (892,969)

Net income for the year ended May 31, 2005	-	-	202,107	-

Common stock issued for employee stock
purchase plan (Note 14)	686	63,682	-	-

Common stock issued for employee stock
option plans (Note 15)	2,001	234,745	-	-

Tax benefit related to employee stock option plans	-	117,000	-	-

Balance, May 31, 2005	$ 83,596	$ 4,307,405	$ 5,710,312	$ (892,969)

Net income for the year ended May 31, 2006	-	-	485,793	-

Common stock issued for employee stock	40	6,663	-	-
purchase plan (Note 14)

Common stock issued for employee stock	1,543	217,198	-	(163,113)
option plans (Note 15)

Tax benefit related to employee stock option plans	-	80,000	-	-

Balance, May 31, 2006	$ 85,179	$ 4,611,266	$ 6,196,105	$ (1,056,082)

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended May 31,	2006	2005

Cash flows from operating activities:
Net income	$ 485,793	$ 202,107
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	319,870	372,715
Bad debts expense	54,157	40,000
Provision for inventory obsolescence	140,000	87,100
Equity in net (income) loss of affiliate	11,499	(16,556)
Deferred income taxes	11,485	(90,600)
Minority stockholder's interest	32,904	32,268
Tax benefit related to employee stock option plans	80,000	117,000
Changes in other assets and liabilities:
Accounts receivable	241,317	(1,318,848)
Inventory	532,896	(493,946)
Prepaid expenses	83,254	(122,753)
Prepaid income taxes	(224,698)	145,221
Costs and estimated earnings in excess of billings	(3,405,124)	(119,171)
Payables - trade	544,759	(133,849)
Accrued commissions	406,191	88,314
Other accrued expenses	56,775	(127,357)
Billings in excess of costs and estimated earnings	(192,582)	288,003
Accrued income taxes	(45,489)	49,696
Net cash flows for operating activities	(866,993)	(1,000,656)

Cash flows from investing activities:
Net cash paid to trustee	(332)	(159)
Acquisition of property and equipment	(253,202)	(140,156)
Increase in cash value of life insurance	(5,595)	(25,342)
Net cash flows for investing activities	(259,129)	(165,657)

Cash flows from financing activities:
Net short-term borrowings	1,621,000	1,246,000
Payments on long-term debt	(223,926)	(220,054)
Payables - affiliate	(336,669)	(185,740)
Proceeds from issuance of common stock	225,444	301,114
Acquisition of treasury stock	(163,113)	-
Net cash flows from financing activities	1,122,736	1,141,320

Net decrease in cash and cash equivalents	(3,386)	(24,993)

Cash and cash equivalents - beginning	63,397	88,390

Cash and cash equivalents - ending	$ 60,011	$ 63,397

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies:

Nature of Operations:

Taylor Devices, Inc. (the Company) is primarily engaged in the manufacture and sale of tension control, energy storage and shock absorption devices for use in various types of machinery, equipment and structures, primarily to customers which are located throughout the United States and several foreign countries.  The products are manufactured at the Company's sole operating facility in the United States where all of the Company's long-lived assets reside. The Company does not track sales by category within this group of products.

53% of the Company's 2006 revenue is generated from sales to customers in the United States and 45% is from sales to customers in Asia.  Remaining sales are to customers in Europe, South America and Australia.

77% of the Company's 2005 revenue is generated from sales to customers in the United States and 15% is from sales to customers in Asia.  Remaining sales are to customers in Europe.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its 58% owned subsidiary, Tayco Realty Corporation (Realty).  Minority stockholder's interest represents Tayco Developments, Inc.'s (Developments) 42% ownership interest in Realty.  The Company considers the principles of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities and Accounting Research Bulletin No. 51, Consolidation of Financial Statements when determining whether an entity is subject to consolidation.  After such consideration, the Company otherwise accounts for its investments in companies over which it has the ability to exercise significant influence under the equity method if the Company holds 50% or less of the voting stock.

The Company's investment in its minority-owned affiliate, Developments, is reported on the equity method (see Note 7).  Developments is a patent holding company engaged in research, development and licensing for use in the manufacturing operations of the Company.

All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash Equivalents and Short Term Investments:

The Company includes all highly liquid investments in money market funds in cash and cash equivalents on the accompanying balance sheets.

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

Revenue Recognition:

Sales are recognized when units are delivered or services are performed.  Sales under fixed-price contracts are recorded as deliveries are made at the contract sales price of the units delivered.  Sales under certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries, are accounted for under the percentage-of-completion method of accounting whereby revenues are recognized based on estimates of completion prepared on a ratio of cost to total estimated cost basis.   Costs include all material and direct and indirect charges related to specific contracts.  Other expenses are charged to operations as incurred.  Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process.  Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the revenue and profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion.

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

Had compensation cost for the stock options plans been determined based on the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

	2006	2005
Net income:
As reported	$ 485,793	$ 202,107
Pro forma	$ 377,619	$ 148,915
Basic and diluted earnings per
common share:
As reported	$ .16	$ .07
Pro forma	$ .12	$ .05

Reclassifications:

The 2005 financial statements have been reclassified to conform with the presentation adopted for 2006.

New Accounting Standards:

In November 2004, FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43 Chapter 4".  This statement requires abnormal production costs such as idle facility expense, excessive spoilage, rehandling costs and abnormal freight to be excluded from inventory costing and treated as period expenses.  In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facility.  The adoption of this standard in 2006 did not have a significant effect on our results.

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

2.  Accounts Receivable:

	2006	2005
Customers	$ 2,153,621	$ 2,675,110
Customers - retention	374,307	143,292
Other	1,500	1,500
	2,529,428	2,819,902
Less allowance for doubtful
accounts	106,000	101,000
	$ 2,423,428	$ 2,718,902

3.  Inventory:

	2006	2005
Raw materials	$ 413,228	$ 403,932
Work-in-process	3,403,680	4,107,819
Finished goods	499,725	338,335
	4,316,633	4,850,086
Less allowance for obsolescence	100,000	79,000
	$ 4,216,633	$ 4,771,086

4.  Costs and Estimated Earnings on Uncompleted Contracts:

	2006	2005
Costs incurred on uncompleted
contracts	$ 4,901,811	$ 2,500,202
Estimated earnings	2,809,940	1,493,050
	7,711,751	3,993,252
Less billings to date	2,744,878	2,624,085
	$ 4,966,873	$ 1,369,167

Amounts are included in the accompanying balance sheets under the following captions:

	2006	2005
Costs and estimated earnings in
excess of billings	$ 5,062,294	$ 1,657,170
Billings in excess of costs and
estimated earnings	95,421	288,003
	$ 4,966,873	$ 1,369,167

5.  Maintenance and Other Inventory:

	2006	2005
Maintenance and other inventory	$ 1,420,052	$ 1,730,500
Less allowance for obsolescence	876,995	1,069,000
	$ 543,057	$ 661,500

Maintenance and other inventory represent stock that is estimated to have a product life-cycle in excess of twelve-months.  This stock represents certain items the Company is required to maintain for service of products sold, and items that are generally subject to spontaneous ordering.

This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Therefore, management of the Company has recorded an allowance for potential inventory obsolescence.

The provision for potential inventory obsolescence was $140,000 and $87,100 for the years ended May 31, 2006 and 2005.

6.  Property and Equipment:

	2006	2005
Land	$ 141,483	$ 141,483
Buildings and improvements	3,785,584	3,792,263
Machinery and equipment	4,223,318	4,015,228
Office furniture and equipment	541,986	515,140
Autos and trucks	75,229	86,625
	8,767,600	8,550,739
Less accumulated depreciation	5,348,196	5,073,067
	$ 3,419,404	$ 3,477,672

Depreciation expense was $311,470 and $342,315 for the years ended May 31, 2006 and 2005.

The following is a summary of property and equipment included above which is held under capital leases:

	2006	2005
Buildings and improvements	$ 806,707	$ 806,707
Machinery and equipment	722,915	722,915
Office furniture and equipment	102,985	102,985
	1,632,607	1,632,607
Less accumulated amortization	969,504	920,457
	$ 663,103	$ 712,150

Minimum future lease payments under capital leases as of May 31, 2006 for each of the next five years and in the aggregate are included in long-term debt (see Note 9).

Amortization of property and equipment under the capital leases included in depreciation expense is $49,047 and $74,412 for the years ended May 31, 2006 and 2005.

7.  Investment in Affiliate:

Investment in affiliate consists of the Company's 23% ownership interest in common shares of Developments acquired at a cost of $85,619, plus the Company's cumulative equity in the net income of Developments of $354,759 and $366,258 through the years ended May 31, 2006 and 2005.  The Pink Sheets OTC quoted market value of the Company's common shares of Developments at May 31, 2006 and 2005 was $867,605 and $445,218.

The Company's maximum exposure to loss as a result of its involvement with Developments represents the balance of the Company's equity investment in Developments.

8.  Short-Term Borrowings:

The Company has available a $5,000,000 bank demand line of credit with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25% or the bank's prime rate less .25%.  The line is secured by accounts receivable, equipment, inventory, and general intangibles.  This line of credit is subject to the usual terms and conditions applied by the bank, and is subject to renewal annually.  The amount outstanding under this line at May 31, 2006 was $3,011,000, all of which was payable at the bank's prime rate less .25% (7.75% at May 31, 2006).  The total amount outstanding at May 31, 2005 was $1,390,000.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis.  Outstanding checks under this arrangement totaled $271,279 and $150,299 as of May 31, 2006 and 2005.  These amounts are included in accounts payable.

9.  Long-Term Debt:

	2006	2005
Bank term note, monthly payments of
$13,713 including interest at 7.19%,
secured by substantially all
assets of the Company, with the
remaining unpaid principal balance
payable in October 2008.	$ 367,237	$ 499,701
Industrial Revenue Development
Bonds, annual principal payments
ranging from $25,000 to $150,000
through June 2009 plus interest at
variable rates based on the highest
rated short-term, federally tax
exempt obligations (4.05% at May
31, 2006).	145,000	175,000
Bank mortgage note, monthly
principal payments of $1,444 plus
interest at the bank's prime rate
plus 1% (9 % at May 31, 2006),
secured by related property, with
the remaining unpaid principal
balance payable in June 2008.	39,001	56,334
Bank mortgage, monthly principal
payments of $2,222 plus interest at
the bank's prime rate plus 1%
(9 % at May 31, 2006), secured
by substantially all assets of the
Company, due February 2013.	180,000	206,667
Capital lease, monthly payments of
$2,291 including interest at 7.51%,
secured by related assets.	24,282	48,936
Other	7,192	-
	762,712	986,638
Less current portion	247,924	231,119
	$ 514,788	$ 755,519

In November 1994, the Company entered into a capital lease agreement with the Niagara County Industrial Development Agency (NCIDA) to finance certain construction costs for additions to its manufacturing/ testing facilities and for the acquisition of machinery and equipment.  To finance the project, NCIDA authorized the sale of its Industrial Revenue Development Bonds, in the aggregate principal amount of $1,250,000, under a trust indenture with a bank as trustee.  The capital lease obligation is secured by a first mortgage on real estate, project machinery and equipment, and guaranteed by an irrevocable bank letter of credit in the amount of $145,000 as of May 31, 2006.

As of May 31, 2006, $25,756 of funds were held by a trustee, representing an interest-bearing tax-free money fund restricted for principal reduction payments of the Industrial Revenue Development Bond during fiscal year ending May 31, 2007.

The term note and mortgage note are subject to restrictive covenants relating to net working capital, tangible net worth, capital expenditures and interest coverage ratio.   The Company is in compliance with all of the covenants as of May 31, 2006.

The aggregate maturities of long-term debt subsequent to May 31, 2006 are:

2007	$ 247,924
2008	232,166
2009	137,622
2010	71,667
2011	26,667
Thereafter	46,666
$ 762,712

10.  Sales:

Sales to two customers approximated 28% (14% each) of net sales for 2006.

11.  Income Taxes:

	2006	2005
Current tax provision:
Federal	$ 195,900	$ 118,200
State	30,600	27,200
	226,500	145,400
Deferred tax provision (benefit):
Federal	7,500	(34,300)
State	3,500	(4,300)
	11,000	(38,600)
	$ 237,500	$ 106,800

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2006	2005
Computed tax provision
at the expected statutory rate	$ 245,700	$ 105,000
Effect of graduated Federal rates on
subsidiary income	(11,200)	(18,000)
State income tax - net of Federal
tax benefit	10,400	9,900
Tax effect of permanent differences:
Equity in net (income) loss of affiliate	4,100	(5,600)
Minority shareholder interest	11,200	11,000
Extraterritorial income exclusion	(42,900)	(6,700)
Other permanent differences	10,100	9,100
Other	10,100	2,100
	$ 237,500	$ 106,800

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2006	2005
Deferred tax assets:
Allowance for doubtful receivables	$ 38,500	$ 36,800
Tax inventory adjustment	50,100	82,200
Allowance for obsolete inventory	354,700	416,600
Accrued vacation	36,900	32,400
Accrued professional fees	10,200	-
Accrued commissions	15,800	-
Warranty reserve	31,100	12,700
Other	16,815	7,100
FMV of stock options in excess of cost	80,900	51,700
	635,015	639,500
Deferred tax liabilities:
Excess tax depreciation	(246,200)	(243,200)
Net deferred tax assets	$ 388,815	$ 396,300

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible.  The Company provides a valuation allowance to the extent that deferred tax assets may not be realized.  A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable.  The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance.  The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced.

Income on undistributed earnings from affiliates and subsidiary are considered to be permanently reinvested, and therefore no provision for deferred income taxes has been recorded.

The Company and its subsidiary file separate Federal and State income tax returns.  As of May 31, 2006, the Company had State investment tax credit carryforwards of approximately $204,000 expiring through May 2014.

12.  Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period.  Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2006	2005
Average common shares
outstanding	3,112,747	3,060,856
Common shares issuable under
stock option plans	10,712	-
Average common shares
outstanding assuming dilution	3,123,459	3,060,856

13.  Related Party Transactions:

Included in cost of sales are research and development expenses charged by Developments for services performed by its research engineers in the amount of $128,820 and $256,910 for the years ended May 31, 2006 and 2005.

Included in selling, general and administrative expenses is royalty expense charged by Developments for the use of patents in the Company's manufacturing operations in the amount of $97,133 and $165,476 for the years ended May 31, 2006 and 2005.

Included in interest expense for the years ended May 31, 2006 and 2005, are $17,629 and $32,158 charged by Developments for non-current liabilities.  During the year, the Company issued an unsecured promissory note payable to Developments for $583,296. The outstanding balance at May 31, 2006 is $241,957.  Interest, at 7% per year, is payable monthly through June 2007, when any unpaid principal is due.

The Company leases certain office and laboratory facilities to Developments for a current annual rental of $12,000.

14.  Employee Stock Purchase Plan:

In March 2004, the Company reserved 295,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan.  Participation in the employee stock purchase plan is voluntary for all employees of the Company.  Purchase of common shares can be made by employee contributions through payroll deductions with a discretionary matching contribution by the Company of a specified percentage of the employees' contributions based on length of employment with the Company.  At the end of each calendar quarter, the employer/employee contributions will be applied to the purchase of common shares at fair market value which are then held in the name of the Company as custodian for the employees' shares.  These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan.  During the years ended May 31, 2006 and 2005, 1,576 ($2.99 to $5.72 price per share) and 27,442 ($2.11 to $2.64 price per share) common shares, respectively, were issued to employees. As of May 31, 2006, 249,339 shares were reserved for further issue.  The amount of Company matching expense was zero and $9,201 for the years ended May 31, 2006 and 2005.

15.  Stock Option Plans:

In 2005, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options.  The incentive stock options qualify for preferential treatment under the Internal Revenue Code.  Under this plan, 140,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 14,250 shares have been granted as of May 31, 2006. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options expire ten years from the date of grant.  Options granted under the Company's previous nonqualified and incentive stock option plans that have not been exercised will expire ten years from the date of grant and are exercisable over the period stated in each option.

The Company has adopted the disclosure method of SFAS No. 123 Accounting for Stock-Based Compensation.  Using the Black-Scholes option valuation model, the estimated fair value of each option granted under the plan was $2.81 and $5.47 during 2006 and $1.67 and $2.60 during 2005.  Principal assumptions used in applying the Black-Scholes model to options at date of grant were as follows:

	2006	2005
Risk-free interest rate	5.125%	4.125%
Expected life in years	10	10
Expected volatility	106% and 107%	75% and 99%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	2006	2005
Outstanding, beginning of year	110,222	154,276
Options granted	36,750	36,000
Options exercised	61,722	80,054
Options expired	-	-
Outstanding, end of year (at prices
ranging from $2.06 to $5.89 per
share)	85,250	110,222

The following table summarizes information about stock options outstanding at May 31, 2006:

	Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	35,000	6.9	$2.57
$3.01-$4.00	14,250	6.2	$3.18
$4.01-$5.00	-	-	-
$5.01-$6.00	36,000	8.5	$5.84
$2.00-$6.00	85,250	7.5	$4.05

The following table summarizes information about stock options outstanding at May 31, 2005:

	Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price

$2.00-$3.00	66,500	8.4	$2.54
$3.01-$4.00	15,222	5.4	$3.38
$4.01-$5.00	1,500	7.2	$4.26
$5.01-$6.00	27,000	6.5	$5.74
$2.00-$6.00	110,222	7.5	$3.46

16.  Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series.  The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

17.  Treasury Stock:

During the year ended May 31, 2006, the Company received 23,052 shares of its own common stock as treasury stock at fair market value in lieu of cash payment from certain employees and directors exercising stock options granted under the Company's stock option plans.  The treasury shares were received from the option holders as payment for the purchase price of 48,631 shares of the Company's stock during the year ended May 31, 2006.

There was no change in the amount of treasury stock during the year ended May 31, 2005.

18.  Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code.  The Company matches a percentage of employee voluntary salary deferrals subject to limitations.  The Company may also make discretionary contributions as determined annually by the Company's Board of Directors.  The amount expensed under the plan was $12,763 and $12,546 for the years ended May 31, 2006 and 2005.

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

20.  Cash Flows Information:

	2006	2005

Interest paid	$ 155,894	$ 161,830

Income taxes paid (refunded)	$ 496,687	$ (114,517)