Form 10QSB
period 2006-08-31
TAYLOR DEVICES INC
filed 2006-10-16
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                                                    For the quarterly period ended August 31, 2006

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                                                                                                                    For the transition period from __________ to __________

                                                                                                                    Commission File Number 0‑3498

TAYLOR DEVICES, INC.
(Exact name of small business issuer as specified in its charter)

NEW YORK	16‑0797789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

90 TAYLOR DRIVE, NORTH TONAWANDA, NEW YORK 14120-0748
Address of principal executive offices

716‑694‑0800 Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at October 13, 2006
Common Stock (2‑1/2 cents par value)	3,143,591

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets	(Unaudited)
	February 28, 2006	May 31, 2006

Assets
Current assets:
Cash and cash equivalents	$ 292,039	$ 60,011
Accounts receivable, net	2,401,132	2,423,428
Inventory	4,736,478	4,216,633
Costs and estimated earnings in excess of billings	5,410,786	5,062,294
Other current assets	1,102,891	1,053,929
Total current assets	13,943,326	12,816,295

Maintenance and other inventory, net	532,833	543,057

Property and equipment, net	3,370,529	3,419,404

Investment in affiliate, at equity	442,910	440,378

Intangible and other assets	159,613	165,571
	$ 18,449,211	$ 17,384,705
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 4,014,787	$ 3,258,924
Payables - trade	1,191,665	1,315,089
Accrued commissions	1,071,304	982,741
Billings in excess of costs and estimated earnings	212,026	95,421
Other current liabilities	485,995	397,872
Total current liabilities	6,975,777	6,050,047

Long-term liabilities	677,753	760,988
Payables - affiliate	229,097	253,307
Minority stockholder's interest	494,571	483,895

Stockholders' Equity:
Common stock and additional paid-in capital	4,776,477	4,696,445
Retained earnings	6,351,618	6,196,105
	11,128,095	10,892,550
Treasury stock - at cost	(1,056,082)	(1,056,082)
Total stockholders' equity	10,072,013	9,836,468

	$ 18,449,211	$ 17,384,705

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income	(Unaudited)
	For the three months ended August 31,
	2006	2005

Sales, net	$ 3,997,502	$ 3,110,099

Cost of goods sold	2,409,807	2,134,790

Gross profit	1,587,695	975,309

Selling, general and administrative expenses	1,245,525	749,458

Operating income	342,170	225,851

Other expense, net	(83,513)	(32,062)

Income before provision for income taxes, equity in net
income of affiliate and minority stockholder's interest	258,657	193,789

Provision for income taxes	95,000	73,000

Income before equity in net income of affiliate
and minority stockholder's interest	163,657	120,789

Equity in net income (loss) of affiliate	2,532	(4,250)

Income before minority stockholder's interest	166,189	116,539

Minority stockholder's interest	(10,676)	(7,224)

Net income	$ 155,513	$ 109,315

Basic and diluted earnings per common share	$ 0.05	$ 0.04

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
	(Unaudited) August 31,
For the three months ended	2006	2005

Cash flows from operating activities:
Net income	$ 155,513	$ 109,315
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	88,532	82,193
Gain on sale of equipment
Stock based compensation expense related to employee stock options	76,368	-
Bad debts expense	45,000	24,000
Equity in net (income) loss of affiliate	(2,532)	4,250
Deferred income taxes
Minority stockholder's interest	10,676	7,224
Changes in other assets and liabilities:
Accounts receivable	(22,704)	755,596
Inventory	(509,621)	236,361
Costs and estimated earnings in excess of billings	(348,492)	(257,100)
Other current assets	(71,455)	45,828
Payables - trade	(123,424)	(61,559)
Accrued commissions	88,563	(60,744)
Billings in excess of costs and estimated earnings	116,605	(288,003)
Other current liabilities	88,123	72,316
Net cash flows from (for) operating activities	(408,848)	669,677

Cash flows from investing activities:
Acquisition of property and equipment	(32,352)	(15,517)
Other investing activities	21,146	21,142
Net cash flows from (for) investing activities	(11,206)	5,625

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt	672,628	(536,144)
Payables - affiliate	(24,210)	(168,717)
Proceeds from long-term debt
Proceeds from issuance of common stock	3,664	-
Net cash flows from (for) financing activities	652,082	(704,861)

Net increase (decrease) in cash and cash equivalents	232,028	(29,559)

Cash and cash equivalents - beginning	60,011	63,397

Cash and cash equivalents - ending	$ 292,039	$ 33,838

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2006 and May 31, 2006, the results of operations for the three months ended August 31, 2006 and August 31, 2005, and cash flows for the three months ended August 31, 2006 and August 31, 2005. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2006.  There have been no updates or changes to our audited financial statements for the year ended May 31, 2006.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.

For the three month periods ended August 31, 2006 and 2005 the net income was divided by 3,142,457 and 3,102,057, respectively, which is net of the Treasury shares, to calculate the net income per share.

4.	The results of operations for the three month period ended August 31, 2006 are not necessarily indicative of the results to be expected for the full year.

5.

Significant Equity Investee: The Company owns approximately a 23% equity investment in Tayco Developments, Inc. (Developments).  For the three months ended August 31, 2006, Developments had revenues of $59,000 and net income of $45,000.  The carrying amount of the investment in Developments as of August 31, 2006 and May 31, 2006 was $443,000 and $440,000.

6.

Prior to June 1, 2006, the Company applied APB Opinion 25 Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans.  Since the option price was the fair market value per share on the date the option was granted, no compensation cost had been recognized for its stock option plans in reporting periods prior to the three month period ending August 31, 2006.

Effective June 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, using the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation.  The Company utilized the modified prospective approach of adoption under SFAS No. 123R.  Accordingly, compensation cost recognized in the three month period ending August 31, 2006 includes compensation cost for all stock options granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R on June 1, 2006, the Company's earnings before income taxes for the three month period ending August 31, 2006 was approximately $76,000 lower than if it had continued to be accounted for as share-based compensation under APB Opinion 25.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2006 and 2005
Increase /
(Decrease)
Sales, net	$ 887,000
Cost of goods sold	$ 275,000
Selling, general and administrative expenses	$ 496,000
Other expense, net	$ 51,000
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 65,000
Provision for income taxes	$ 22,000
Income before equity in net income of affiliate and minority stockholder's interest	$ 43,000
Equity in net income (loss) of affiliate	$ 7,000
Net income	$ 46,000

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

For the three months ended August 31, 2006  (All figures being discussed are for the three months ended August 31, 2006 as compared to the three months ended August 31, 2005.)

	Three months ended		Change
	August 31, 2006	August 31, 2005	Increase / (Decrease)	Percent Change
Net Revenue	$ 3,998,000	$3,110,000	$ 888,000	29%
Cost of sales	2,410,000	2,135,000	275,000	13%
Gross profit	$ 1,588,000	$ 975,000	$ 613,000	63%
...as a percentage of net revenues	40%	31%

The Company's consolidated results of operations showed a 29% increase in net revenues and an increase in net income of 42%. Gross profit increased by 63%.  Revenues recorded in the current period for long-term construction projects increased by 49% over the level recorded in the prior year.  The increase in revenue in the current year is attributable to a 29% increase in the quantity of long-term construction projects with activity in the current period compared to last year.  Management has noticed an increase in the global level of construction activity of structures requiring seismic protection.  This has resulted in an increased number of inquiries and quotes for our products.  Many of our bids to supply our products for these projects have been successful this year.  These current year's projects contributed a gross profit margin of 39% as compared to 34% in the prior year's period.  The overall gross profit as a percentage of net revenues for the current and prior year periods was 40% and 31%.   Management is optimistic that the level of construction activity of structures requiring seismic protection will remain strong through the fiscal year.  Based on this and our current sales order backlog of $13.1 million, management expects that the results achieved year-to-date will continue through the end of the current fiscal year.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses
	Three months ended		Change
	August 31, 2006	August 31, 2005	Increase/ (Decrease)	Percent Change
Outside Commissions	$ 441,000	$ 124,000	$ 317,000	256%
Royalties	19,000	34,000	(15,000)	-44%
Other SG&A	786,000	592,000	194,000	33%
Total SG&A	$1,246,000	$ 750,000	$ 496,000	66%
...as a percentage of net revenues	31%	24%

Selling, general and administrative expenses increased by 66% from the prior year.  Commission expense increased by 256% over last year's level.  Outside commission expense was higher in this period due to higher commission rates on a few large, long-term construction projects in production, in addition to a higher volume of sales subject to commission.  Royalty expense is $15,000 less than the amount recorded in the prior year period.  There were fewer shipments that were subject to royalty during the current year.  Other selling, general and administrative expenses increased by 33% from last year to this primarily due to increases in personnel related costs including the calculated value of stock options granted during the quarter, inside sales commissions and salary and wage adjustments .

The above factors resulted in operating income of $342,000 for the three months ended August 31, 2006, up 52% from the $226,000 in the same period of the prior year.

Other expense, net, of $84,000 is primarily interest expense and is $51,000 more than in the prior year.  The average level of use of the Company's operating line of credit during the period increased significantly from $1.0 million last year to $3.7 million this year.  The interest rate on the operating line of credit increased two percentage points from last year to this.  The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten year term.  Options not exercised at the end of the term expire.

On June 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," using the fair value recognition provisions of FAS No. 123, "Accounting for Stock-Based Compensation."  The Company utilized the modified prospective approach of adoption under SFAS No. 123R which resulted in the recognition of $76,000 of compensation cost for the quarter ended August 31, 2006.  Results for prior periods have not been restated.

The fair value of each stock option grant has been determined using the Black-Scholes model.  The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants.  Expected volatility assumptions utilized in the model were based on volatility of the Company's stock price from February 1, 2004 through August 1, 2006.  The risk-free interest rate is derived from the U.S. treasury yield.  The Company used a weighted average expected term.  The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

                                                                     Risk-free interest rate:    3%
                                                           Expected life of the options:    2.5 years
                                                      Expected share price volatility:    152.96%
                                                                        Expected dividends:    zero

These assumptions resulted in an estimated fair-market value per stock option of $4.82.  The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding as of the three-month period ended August 31, 2006 is presented below:

	Number of Options	Weighted- Average Exercise Price
Options outstanding and exercisable at May 31, 2006:	85,250	$ 4.054
Options granted:	13,250	$ 6.170
Options exercised:	-	-
Options expired:	35,000	$ 3.038
Options outstanding and exercisable at August 31, 2006:	63,500	$ 5.056

The Company previously applied APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans.  Since the option price was the fair market value per share on the date the option was granted, no compensation cost had been recognized for its stock option plans in reporting periods prior to the quarter ending August 31, 2006.

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

Capital expenditures for the three months ended August 31, 2006 were $32,000 compared to $16,000 in the same period of the prior year.  The Company has commitments to pay $50,000 for production machinery in the year ending May 31, 2007.

The Company has a $5,000,000 line of credit with a bank.  There is a $3,766,000 principal balance outstanding as of August 31, 2006, which is up from the $3,011,000 balance outstanding as of May 31, 2006.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit and other financing arrangements, including Niagara County Industrial Development Agency Bond financing.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2007 - $166,000; 2008 - $232,000; 2009 - $138,000; 2010 - $72,000; 2011 - $27,000; and 2012 - $27,000.

Inventory and Maintenance Inventory
August 31, 2006	May 31, 2006	Increase / (Decrease
Raw Materials	$ 422,000		$ 413,000		$ 9,000	2%
Work in process	3,927,000		3,404,000		523,000	15%
Finished goods	388,000		400,000		(12,000)	-3%
Inventory	4,737,000	88%	4,217,000	88%	520,000	12%
Maintenance and other inventory	533,000	12%	543,000	12%	(10,000)	-2%
Total	$5,270,000	100%	$4,760,000	100%	$ 510,000	11%

Inventory turnover	1.9		2.0
NOTE: Inventory turnover is annualized for the three-month period ending August 31, 2006.

Inventory, at $4,737,000 as of August 31, 2006, is 12% higher than the prior year-end.  Of this, approximately 83% is work in process, 8% is finished goods, and 9% is raw materials.  The work in process component of inventory increased by 15%.  This change is the result of increased production activity on sales orders not accounted for using the percentage of completion method of accounting.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $45,000 for the three-month periods ended August 31, 2006 and 2005.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
August 31, 2006	May 31, 2006	Increase /(Decrease)
Accounts receivable	$2,401,000	$2,423,000	$ (22,000)	-1%
Costs and estimated earnings in excess of billings	5,411,000	5,062,000	349,000	7%
Less: Billings in excess of costs and estimated earnings	212,000	95,000	117,000	123%
Net	$7,600,000	$7,390,000	$ 210,000	3%

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

Accounts receivable of $2,401,000 as of August 31, 2006 includes approximately $447,000 of amounts retained by customers on long-term construction projects.  Management expects this balance to increase significantly during the next three months as progress billings on certain long-term construction projects increase as the projects move closer to completion.  The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $5,411,000 balance in this account at August 31, 2006 is only a 7% increase from the prior year-end.  Six of the smaller projects (average size of $150,000) that were in process at the prior year-end have since been completed, shipped and billed to the customers.  There are 20 open projects in process at August 31, 2006 as compared to 25 at the prior year-end.  31% of the aggregate order value of these open orders has been invoiced to the customers as of August 31, 2006 compared to 19% at the prior year-end.  In the aggregate, the projects in progress at August 31, 2006 are 65% complete at that date while the projects in progress at May 31, 2006 were 53% complete at that date.  The average total sales value of long-term construction projects in process at the end of this period is 24% higher than at May 31, 2006.  Generally, if progress billings are permitted under the terms of a project sales agreement, the more complete the project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.

The year-end balances in this account are comprised of the following components:

	August 31, 2006	May 31, 2006
Costs	$ 5,220,000	$ 4,792,000
Estimated earnings	3,262,000	2,760,000
Less: Billings to customers	3,071,000	2,490,000
Costs and estimated earnings in excess of billings	$ 5,411,000	$ 5,062,000
Number of projects in progress	16	23

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized.  The $212,000 balance in this account at August 31, 2006 is a $117,000 increase from the balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	August 31, 2006	May 31, 2006
Billings to customers	$ 1,358,000	$ 254,000
Less: Costs	762,000	110,000
Less: Estimated earnings	384,000	49,000
Billings in excess of costs and estimated earnings	$ 212,000	$ 95,000
Number of projects in progress	4	2

Summary of factors affecting the year-end balances in the asset "costs and estimated earnings in excess of billings", and the liability, "billings in excess of costs and estimated earnings":

	August 31, 2006	May 31, 2006
Number of projects in progress	20	25
Aggregate percent complete	65%	53%
Average total value of projects in progress	$717,000	$578,000
Percentage of total value invoiced to customer	31%	19%

The Company's backlog of sales orders at August 31, 2006 is $13.1 million, up from the backlog at the end of the prior year of $12.4 million.  $4.7 million of the current backlog is on projects already in progress.

Accounts payable, at $1,192,000 as of August 31, 2006, is approximately 9% less than the prior year-end.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of August 31, 2006 are $1,071,000.  This is 9% higher than the $983,000 accrued at the prior year-end.  This increase is primarily due to the increase in the current asset, "costs and estimated earnings in excess of billings".  Commission expense related to the long-term construction projects is recorded at the same time as revenue on the projects is recorded. This liability will not decrease until progress billings on the projects have been issued by the Company and are paid by our customers.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities increased by only $88,000 from the prior year-end, to $486,000.

The Company paid $28,000 to Developments during the three months ended August 31, 2006, reducing the principal balance on the note payable to $214,000.

Management believes that the Company's cash flows from operations and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases for the next twelve months.

TAYLOR DEVICES, INC.

Item 3.  Controls and Procedures

        (a)           Evaluation of disclosure controls and procedures.

            The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2006 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that material information relating to the Company was made known to the officers by others within the Company.

            (b)           Changes in internal controls.

            There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

TAYLOR DEVICES, INC.

Part II - Other Information
ITEM 1	Legal Proceedings
None.
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) The Company sold no equity securities during the fiscal quarter ended August 31, 2006 that were not registered under the Securities Act.
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable
(c) Repurchases of Equity Securities
	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	June 1, 2006 - June 30, 2006	-	-	-
	July 1, 2006 - July 31, 2006	-	-	-
	August 1, 2006 - August 28, 2006	-	-	-
	Total	-	-	-	$160,802 (1)

(1) In 1998, the Company initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000.  Additional deposits totaling $435,000 have been made to the plan, with expenditures of $499,198.  To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

(d)

Under the terms of the Company's credit arrangements with its primary lender, the Company is prohibited from issuing cash dividends.  In addition, the credit arrangements require the Company to maintain net working capital of at least $2,000,000 and tangible net worth of at last $6,000,000, as such terms are defined in the credit documents.  On August 31, 2006, under such definitions the Company's net working capital and tangible net worth were significantly in excess of such limits.

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

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of August 31, 2006, the related condensed consolidated statements of income for the three months ended August 31, 2006 and August 31, 2005 and cash flows for the three months ended August 31, 2006 and August 31, 2005.  These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of May 31, 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 12, 2006, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2006 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
September 28, 2006

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	s/Douglas P. Taylor	Date:	October 13, 2006
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

AND

By:	s/Mark V. McDonough	Date:	October 13, 2006
Mark V. McDonough Chief Financial Officer