Form 10QSB
period 2006-11-30
TAYLOR DEVICES INC
filed 2007-01-12
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                                        For the quarterly period ended November 30, 2006

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                                                                                                        For the transition period from __________ to __________

                                                                                                        Commission File Number 0‑3498

TAYLOR DEVICES, INC.
(Exact name of small business issuer as specified in its charter)
NEW YORK	16‑0797789
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
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

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at January 12, 2006
Common Stock (2‑1/2 cents par value)	3,144,221
Transitional Small Business Disclosure Format (Check one):	Yes	No	X

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30, 2006	May 31, 2006

Assets
Current assets:
Cash and cash equivalents	$ 42,270	$ 60,011
Accounts receivable, net	3,293,438	2,423,428
Inventory	4,992,134	4,216,633
Costs and estimated earnings in excess of billings	4,177,437	5,062,294
Other current assets	897,627	1,053,929
Total current assets	13,402,906	12,816,295

Maintenance and other inventory, net	639,077	543,057
Property and equipment, net	3,391,257	3,419,404
Investment in affiliate, at equity	444,881	440,378
Intangible and other assets	153,912	165,571
	$ 18,032,033	$ 17,384,705
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 3,537,569	$ 3,258,924
Payables - trade	948,976	1,315,089
Accrued commissions	1,245,986	982,741
Billings in excess of costs and estimated earnings	129,021	95,421
Other current liabilities	601,039	397,872
Total current liabilities	6,462,591	6,050,047

Long-term liabilities	628,829	760,988
Payables - affiliate	225,533	253,307
Minority stockholder's interest	500,992	483,895

Stockholders' Equity:
Common stock and additional paid-in capital	4,779,778	4,696,445
Retained earnings	6,490,392	6,196,105
	11,270,170	10,892,550
Treasury stock - at cost	(1,056,082)	(1,056,082)
Total stockholders' equity	10,214,088	9,836,468

	$ 18,032,033	$ 17,384,705

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2006	2005	2006	2005

Sales, net	$ 3,826,975	$ 3,370,028	$ 7,824,477	$ 6,480,127

Cost of goods sold	2,497,338	2,293,177	4,907,145	4,427,967

Gross profit	1,329,637	1,076,851	2,917,332	2,052,160

Selling, general and administrative expenses	1,008,048	847,007	2,253,573	1,596,463

Operating income	321,589	229,844	663,759	455,697

Other expense, net	(90,165)	(18,514)	(173,678)	(50,576)

Income before provision for income taxes, equity in net
income of affiliate and minority stockholder's interest	231,424	211,330	490,081	405,121

Provision for income taxes	88,200	81,000	183,200	154,000

Income before equity in net income of affiliate
and minority stockholder's interest	143,224	130,330	306,881	251,121

Equity in net income (loss) of affiliate	1,971	(2,202)	4,503	(6,452)

Income before minority stockholder's interest	145,195	128,128	311,384	244,669

Minority stockholder's interest	(6,421)	(7,378)	(17,097)	(14,602)

Net income	$ 138,774	$ 120,750	$ 294,287	$ 230,067

Basic and diluted earnings per common share	$ 0.04	$ 0.04	$ 0.09	$ 0.07

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited) November 30,
For the six months ended	2006	2005

Cash flows from operating activities:
Net income	$ 294,287	$ 230,067
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	178,625	162,398
Stock based compensation expense related to employee stock options	76,368	-
Bad debts expense	45,000	9,157
Equity in net (income) loss of affiliate	(4,503)	6,452
Minority stockholder's interest	17,097	14,602
Changes in other assets and liabilities:
Accounts receivable	(915,010)	946,346
Inventory	(871,521)	166,530
Costs and estimated earnings in excess of billings	884,857	(163,854)
Other current assets	142,656	2,429
Payables - trade	(366,113)	129,963
Accrued commissions	263,245	60,162
Billings in excess of costs and estimated earnings	33,600	(19,464)
Other current liabilities	203,167	157,728
Net cash flows from (for) operating activities	(18,245)	1,702,516

Cash flows from investing activities:
Acquisition of property and equipment	(135,868)	(35,694)
Other investing activities	10,695	11,993
Net cash flows for investing activities	(125,173)	(23,701)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt	146,486	(1,518,996)
Payables - affiliate	(27,774)	(171,632)
Proceeds from issuance of common stock	6,965	1,126
Net cash flows from (for) financing activities	125,677	(1,689,502)

Net decrease in cash and cash equivalents	(17,741)	(10,687)

Cash and cash equivalents - beginning	60,011	63,397

Cash and cash equivalents - ending	$ 42,270	$ 52,710

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2006 and May 31, 2006, the results of operations for the three and six months ended November 30, 2006 and November 30, 2005, and cash flows for the six months ended November 30, 2006 and November 30, 2005. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2006.  There have been no updates or changes to our audited financial statements for the year ended May 31, 2006.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.

For the three and six month periods ended November 30, 2006 and 2005 the net income was divided by 3,142,778 and 3,102,151, respectively, which is net of the Treasury shares, to calculate the net income per share.

4.	The results of operations for the six month period ended November 30, 2006 are not necessarily indicative of the results to be expected for the full year.

5.

Significant Equity Investee: The Company owns approximately a 23% equity investment in Tayco Developments, Inc. (Developments).  For the six months ended November 30, 2006, Developments had revenues of $121,000 and net income of $84,000.  The carrying amount of the investment in Developments as of November 30, 2006 and May 31, 2006 was $445,000 and $440,000.

6.

Prior to June 1, 2006, the Company applied APB Opinion 25 Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans.  Since the option price was the fair market value per share on the date the option was granted, no compensation cost had been recognized for its stock option plans in reporting periods prior to the six month period ended November 30, 2006.

Effective June 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  The Company utilized the modified prospective approach of adoption under SFAS No. 123R.  Accordingly, compensation cost recognized in the six month period ended November 30, 2006 includes compensation cost for all stock options granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R on June 1, 2006, the Company's earnings before income taxes for the six month period ended November 30, 2006 was approximately $76,000 lower than if it had continued to be accounted for as share-based compensation under APB Opinion 25.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2006 and 2005
Increase /
(Decrease)
Sales, net	$ 1,344,000
Cost of goods sold	$ 479,000
Selling, general and administrative expenses	$ 657,000
Other expense, net	$ 123,000
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 85,000
Provision for income taxes	$ 29,000
Income before equity in net income of affiliate and minority stockholder's interest	$ 56,000
Equity in net income (loss) of affiliate	$ 11,000
Net income	$ 64,000

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

For the six months ended November 30, 2006  (All figures being discussed are for the six months ended November 30, 2006 as compared to the six months ended November 30, 2005.)

	Six months ended		Change
	November 30, 2006	November 30, 2005	Increase / (Decrease)	Percent Change
Net Revenue	$ 7,824,000	$6,480,000	$ 1,344,000	21%
Cost of sales	4,907,000	4,428,000	479,000	11%
Gross profit	$ 2,917,000	$2,052,000	$ 865,000	42%
...as a percentage of net revenues	37%	32%

The Company's consolidated results of operations showed a 21% increase in net revenues and an increase in net income of 28%. Gross profit increased by 42%.  Revenues recorded in the current period for long-term construction projects increased by 28% over the level recorded in the prior year.  The increase in revenue in the current year is attributable to a 25% increase in the average value of the long-term construction projects at completion and an 18% increase in the quantity of long-term construction projects with activity in the current period compared to last year.  Management has noticed an increase in the global level of construction activity of structures requiring seismic protection.  This has resulted in an increased number of inquiries and quotes for our products.  Many of our bids to supply our products for these projects have been successful this year.  These current year's projects contributed a gross profit margin of 39% as compared to 35% in the prior year's period.  The overall gross profit as a percentage of net revenues for the current and prior year periods was 37% and 32%.   Management is optimistic that the level of construction activity of structures requiring seismic protection will remain strong through the fiscal year.  Based on this and our current sales order backlog of $12.4 million, management expects that the results achieved year-to-date will continue through the end of the current fiscal year.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses
Six months ended	Change
	November 30, 2006	November 30, 2005	Increase / (Decrease)	Percent Change
Outside Commissions	$ 781,000	$ 365,000	$ 416,000	114%
Other SG&A	1,472,000	1,231,000	241,000	20%
Total SG&A	$2,253,000	$1,596,000	$ 657,000	41%
...as a percentage of net revenues	29%	25%

Selling, general and administrative expenses increased by 41% from the prior year.  Outside commission expense increased by 114% over last year's level.  Outside commission expense was higher in this period due to higher commission rates on a few large, long-term construction projects in production, in addition to a higher volume of sales subject to commission.  Other selling, general and administrative expenses increased by 20% from last year to this primarily due to increases in personnel related costs including the calculated value of stock options granted during the period, inside sales commissions and salary and wage adjustments.

The above factors resulted in operating income of $664,000 for the six months ended November 30, 2006, up 46% from the $456,000 in the same period of the prior year.

Other expense, net, of $174,000 is primarily interest expense and is $123,000 more than in the prior year.  The average level of use of the Company's operating line of credit during the period increased significantly from $0.6 million last year to $3.6 million this year.  The interest rate on the operating line of credit increased two percentage points from last year to this.  The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten year term.  Options not exercised at the end of the term expire.

On June 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  The Company utilized the modified prospective approach of adoption under SFAS No. 123R which resulted in the recognition of $76,000 of compensation cost for the six month period ended November 30, 2006.  Results for prior periods have not been restated.

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

A summary of changes in the stock options outstanding as of the six-month period ended November 30, 2006 is presented below:

	Number of Options	Weighted- Average Exercise Price
Options outstanding and exercisable at May 31, 2006:	85,250	$ 4.054
Options granted:	13,250	$ 6.170
Options exercised:	-	-
Options expired:	35,000	$ 3.038
Options outstanding and exercisable at November 30, 2006:	63,500	$ 5.056

                                                                                                                                                                                                                                                                    The Company previously applied APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans.  Since the option price was the fair market value per share on the date the option was granted, no compensation cost had been recognized for its stock option plans in reporting periods prior to the six month period ending November 30, 2006.

For the three months ended November 30, 2006  (All figures being discussed are for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005.)

Summary comparison of the three months ended November 30, 2006 and 2005
Increase /
(Decrease)
Sales, net	$ 457,000
Cost of goods sold	$ 204,000
Selling, general and administrative expenses	$ 161,000
Other expense, net	$ 72,000
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 20,000
Provision for income taxes	$ 7,000
Income before equity in net income of affiliate and minority stockholder's interest	$ 13,000
Equity in net income (loss) of affiliate	$ 4,000
Net income	$ 18,000

	Three months ended		Change
	November 30, 2006	November 30, 2005	Increase / (Decrease)	Percent Change
Net Revenue	$ 3,827,000	$3,370,000	$ 457,000	14%
Cost of sales	2,497,000	2,293,000	204,000	9%
Gross profit	$ 1,330,000	$1,077,000	$ 253,000	23%
...as a percentage of net revenues	35%	32%

The Company's consolidated results of operations showed a 14% increase in net revenues and an increase in net income of 15%. Gross profit increased by 23%.  Revenues recorded in the current period for long-term construction projects increased by 9% over the level recorded in the prior year.  The increase in revenue in the current year is attributable to a 41% increase in the average value of the long-term construction projects at completion and a 54% increase in the quantity of long-term construction projects with activity in the current period compared to last year.  These current year's projects contributed a gross profit margin of 41% as compared to 37% in the prior year's period.  The overall gross profit as a percentage of net revenues for the current and prior year periods was 35% and 32%.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses
Three months ended	Change
	November 30, 2006	November 30, 2005	Increase / (Decrease)	Percent Change
Outside Commissions	$ 340,000	$ 241,000	$ 99,000	41%
Other SG&A	668,000	606,000	62,000	10%
Total SG&A	$1,008,000	$ 847,000	$ 161,000	19%
...as a percentage of net revenues	26%	25%

Selling, general and administrative expenses increased by 19% from the prior year.  Outside commission expense increased by 41% over last year's level.   Outside commission expense was higher in this period due to higher commission rates on a few large, long-term construction projects in production, in addition to a higher volume of sales subject to commission.  Other selling, general and administrative expenses increased by 10% from last year to this primarily due to increases in personnel related costs.

The above factors resulted in operating income of $322,000 for the three months ended November 30, 2006, up 40% from the $230,000 in the same period of the prior year.

Other expense, net, of $90,000 is primarily interest expense and is $72,000 more than in the prior year.  The average level of use of the Company's operating line of credit during the period increased significantly from no usage last year to $3.6 million this year.

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

Capital expenditures for the six months ended November 30, 2006 were $136,000 compared to $36,000 in the same period of the prior year.  The Company has commitments to pay $50,000 for production machinery in the year ending May 31, 2007.

The Company has a $5,000,000 line of credit with a bank.  There is a $3,293,000 principal balance outstanding as of November 30, 2006, which is up from the $3,011,000 balance outstanding as of May 31, 2006.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit and other financing arrangements, including Niagara County Industrial Development Agency Bond financing.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2007 - $112,000; 2008 - $232,000; 2009 - $138,000; 2010 - $72,000; 2011 - $27,000; and 2012 - $27,000.

Inventory and Maintenance Inventory
November 30, 2006	May 31, 2006	Increase / (Decrease
Raw Materials	$ 461,000		$ 413,000		$ 48,000	12%
Work in process	4,162,000		3,404,000		758,000	22%
Finished goods	369,000		400,000		(31,000)	-8%
Inventory	4,992,000	89%	4,217,000	89%	775,000	18%
Maintenance and other inventory	639,000	11%	543,000	11%	96,000	18%
Total	$5,631,000	100%	$4,760,000	100%	$ 871,000	18%
Inventory turnover	1.9		2.0
NOTE: Inventory turnover is annualized for the six-month period ended November 30, 2006.

Inventory, at $4,992,000 as of November 30, 2006, is 18% higher than the prior year-end.  Of this, approximately 83% is work in process, 8% is finished goods, and 9% is raw materials.  The work in process component of inventory increased by 22%.  This change is the result of increased production activity on sales orders not accounted for using the percentage of completion method of accounting.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $75,000 and $50,000 for the six-month periods ended November 30, 2006 and 2005.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
November 30, 2006	May 31, 2006	Increase /(Decrease)
Accounts receivable	$ 3,293,000	$ 2,423,000	$ 870,000	36%
Costs and estimated earnings in excess of billings	4,177,000	5,062,000	(885,000)	-17%
Less: Billings in excess of costs and estimated earnings	129,000	95,000	34,000	36%
Net	$ 7,341,000	$ 7,390,000	$ (49,000)	-1%

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

Accounts receivable of $3,293,000 as of November 30, 2006 includes approximately $397,000 of amounts retained by customers on long-term construction projects.  Management expects this balance to increase during the next three months as progress billings on certain long-term construction projects increase as the projects move closer to completion.  The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $4,177,000 balance in this account at November 30, 2006 is a 17% decrease from the prior year-end.  Ten of the smaller projects (average size of $156,000) along with one mid-size project (up to a half million is sales value) that were in process at the prior year-end have since been completed, shipped and billed to the customers.  There are 17 open projects in process at November 30, 2006 as compared to 25 at the prior year-end.  49% of the aggregate order value of these open orders has been invoiced to the customers as of November 30, 2006 compared to 19% at the prior year-end.  In the aggregate, the projects in progress at November 30, 2006 are 77% complete at that date while the projects in progress at May 31, 2006 were 53% complete at that date.  The average total sales value of long-term construction projects in process at the end of this period is 38% higher than at May 31, 2006.  Generally, if progress billings are permitted under the terms of a project sales agreement, the more complete the project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.

The balances in this account are comprised of the following components:

	November 30, 2006	May 31, 2006
Costs	$ 6,438,000	$ 4,792,000
Estimated earnings	4,033,000	2,760,000
Less: Billings to customers	6,294,000	2,490,000
Costs and estimated earnings in excess of billings	$ 4,177,000	$ 5,062,000
Number of projects in progress	14	23

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized.  The $129,000 balance in this account at November 30, 2006 is a $34,000 increase from the balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	November 30, 2006	May 31, 2006
Billings to customers	$ 394,000	$ 254,000
Less: Costs	202,000	110,000
Less: Estimated earnings	63,000	49,000
Billings in excess of costs and estimated earnings	$ 129,000	$ 95,000
Number of projects in progress	3	2

Summary of factors affecting the year-end balances in the asset "costs and estimated earnings in excess of billings", and the liability, "billings in excess of costs and estimated earnings":

	November 30, 2006	May 31, 2006
Number of projects in progress	17	25
Aggregate percent complete	77%	53%
Average total value of projects in progress	$797,000	$578,000
Percentage of total value invoiced to customer	49%	19%

The Company's backlog of sales orders at November 30, 2006 is $12.4 million, equal to the backlog value at the end of the prior year.  $2.8 million of the current backlog is on projects already in progress.

Accounts payable, at $949,000 as of November 30, 2006, is approximately 28% less than the prior year-end.  This balance will fluctuate as the requirement to purchase goods and services fluctuates which is driven primarily by the level of long-term construction project activity.  Most of the projects in process at November 30, 2006 have much of their material requirements filled at that date.  As work progresses on projects in our sales order backlog, more purchases will occur and the accounts payable balance will rise.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of November 30, 2006 are $1,246,000.  This is 27% higher than the $983,000 accrued at the prior year-end.  Commission expense related to the long-term construction projects is recorded at the same time as revenue on the projects is recorded. This liability will not decrease until progress billings on the projects have been issued by the Company and are paid by our customers.  The Company expects the current accrued amount to be paid during the next twelve months.  Most of the increase in the balance of accrued commissions was paid to sales representatives shortly after November 30, 2006 due to cash received against customer accounts during November. Other current liabilities increased by $203,000 from the prior year-end, to $601,000.  Most of this increase is due to an increase in income tax and sales tax liabilities.  Payments on these liabilities will take place as scheduled prior to the end of this fiscal year.

The Company paid $44,000 to Developments during the six months ended November 30, 2006, reducing the principal balance on the note payable to $198,000.

Management believes that the Company's cash flows from operations and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases for the next twelve months.

TAYLOR DEVICES, INC.

Item 3.  Controls and Procedures

            (a)           Evaluation of disclosure controls and procedures.

            The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2006 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that material information relating to the Company was made known to the officers by others within the Company.

            (b)           Changes in internal controls.

            There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

TAYLOR DEVICES, INC.

Part II - Other Information
ITEM 1	Legal Proceedings
None.
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The Company sold no equity securities during the fiscal quarter ended November 30, 2006 that were not registered under the Securities Act.
(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
(c)	Repurchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2006 - September 30, 2006	-	-	-
October 1, 2006 - October 31, 2006	-	-	-
November 1, 2006 - November 30, 2006	-	-	-
Total	-	-	-	$160,802 (1)

(1) In 1998, the Company initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000.  Additional deposits totaling $435,000 have been made to the plan, with expenditures of $499,198.  To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

(d)	Under the terms of the Company's credit arrangements with its primary lender, the Company is prohibited from issuing cash dividends. In addition, the credit arrangements require the Company to maintain net working capital of at least $2,000,000 and tangible net worth of at last $6,000,000, as such terms are defined in the credit documents. On November 30, 2006, under such definitions the Company's net working capital and tangible net worth were significantly in excess of such limits.
ITEM 3 Defaults Upon Senior Securities
None
ITEM 4 Submission of Matters to Vote of Securities Holders

The Annual Meeting of Shareholders was held on November 10, 2006.  The total outstanding number of shares on the meeting record date of September 25, 2006 was 3,142,922.  A total of 2,774,332 shares were present in person or by proxy at the meeting.  The following are the election results for the slate of directors presented by management.

One Class 2 Director of the Company, Richard G. Hill, was elected to serve a three-year term expiring in 2009.  2,723,393 shares were voted for the nominee and50,939 shares were withheld.  Directors whose term of office continued after the meeting were Douglas P. Taylor, Randall L. Clark, and Reginald B. Newman II.

ITEM 5 Other Information
(a)	Information required to be disclosed in a Report on Form 8-K, but not reported None
(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors None
ITEM 6 Exhibits
20	News from Taylor Devices, Inc. Shareholder Letter, Winter 2006-2007.
31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of November 30, 2006, the related condensed consolidated statements of income for the three and six months ended November 30, 2006 and November 30, 2005 and cash flows for the six months ended November 30, 2006 and November 30, 2005.  These interim financial statements are the responsibility of the Company's management.

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

Lumsden & McCormick, LLP
Buffalo, New York
January 5, 2007

TAYLOR DEVICES, INC.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	January 12, 2007	s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	January 12, 2007	s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer