Form 10QSB
period 2007-02-28
TAYLOR DEVICES INC
filed 2007-04-11
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                        For the quarterly period ended February 28, 2007

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

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at March 29, 2007
Common Stock (2‑1/2 cents par value)	3,144,221

Transitional Small Business Disclosure Format (Check one):	Yes	No	X

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	February 28, 2007	May 31, 2006

Assets
Current assets:
Cash and cash equivalents	$ 45,819	$ 60,011
Accounts receivable, net	2,942,988	2,423,428
Inventory	4,878,439	4,216,633
Costs and estimated earnings in excess of billings	3,216,800	5,062,294
Other current assets	857,887	1,053,929
Total current assets	11,941,933	12,816,295

Maintenance and other inventory, net	575,525	543,057
Property and equipment, net	3,383,490	3,419,404
Investment in affiliate, at equity	446,868	440,378
Intangible and other assets	147,899	165,571
	$ 16,495,715	$ 17,384,705
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 1,965,270	$ 3,258,924
Payables - trade	996,063	1,315,089
Accrued commissions	810,804	982,741
Billings in excess of costs and estimated earnings	135,245	95,421
Other current liabilities	863,317	397,872
Total current liabilities	4,770,699	6,050,047

Long-term liabilities	579,202	760,988
Payables - affiliate	178,829	253,307
Minority stockholder's interest	510,863	483,895

Stockholders' Equity:
Common stock and additional paid-in capital	4,783,641	4,696,445
Retained earnings	6,728,563	6,196,105
	11,512,204	10,892,550
Treasury stock - at cost	(1,056,082)	(1,056,082)
Total stockholders' equity	10,456,122	9,836,468

	$ 16,495,715	$ 17,384,705

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended February 28,		For the nine months ended February 28,
	2007	2006	2007	2006

Sales, net	$ 4,604,636	$ 4,114,446	$ 12,429,113	$ 10,594,573

Cost of goods sold	3,048,809	2,997,885	7,955,954	7,425,852

Gross profit	1,555,827	1,116,561	4,473,159	3,168,721

Selling, general and administrative expenses	1,092,565	950,872	3,346,138	2,547,335

Operating income	463,262	165,689	1,127,021	621,386

Other expense, net	(66,207)	(26,837)	(239,885)	(77,413)

Income before provision for income taxes, equity in net
income of affiliate and minority stockholder's interest	397,055	138,852	887,136	543,973

Provision for income taxes	151,000	50,000	334,200	204,000

Income before equity in net income of affiliate
and minority stockholder's interest	246,055	88,852	552,936	339,973

Equity in net income (loss) of affiliate	1,987	(1,337)	6,490	(7,789)

Income before minority stockholder's interest	248,042	87,515	559,426	332,184

Minority stockholder's interest	(9,871)	(8,974)	(26,968)	(23,576)

Net income	$ 238,171	$ 78,541	$ 532,458	$ 308,608

Basic and diluted earnings per common share	$ 0.08	$ 0.03	$ 0.17	$ 0.10

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited) February 28,
For the nine months ended	2007	2006

Cash flows from operating activities:
Net income	$ 532,458	$ 308,608
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	273,094	242,603
Stock based compensation expense related to employee stock options	76,368	-
Bad debts expense	78,000	9,157
Equity in net (income) loss of affiliate	(6,490)	7,789
Minority stockholder's interest	26,968	23,576
Changes in other assets and liabilities:
Accounts receivable	(597,560)	1,589,425
Inventory	(694,274)	401,145
Costs and estimated earnings in excess of billings	1,845,494	(2,715,144)
Other current assets	191,294	(110,163)
Payables - trade	(319,026)	346,589
Accrued commissions	(171,937)	304,857
Billings in excess of costs and estimated earnings	39,824	(234,003)
Other current liabilities	465,445	68,791
Net cash flows from operating activities	1,739,658	243,230

Cash flows from investing activities:
Acquisition of property and equipment	(215,265)	(118,845)
Other investing activities	505	3,094
Net cash flows for investing activities	(214,760)	(115,751)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt	(1,475,440)	176,928
Payables - affiliate	(74,478)	(291,425)
Proceeds from issuance of common stock	10,828	6,166
Net cash flows for financing activities	(1,539,090)	(108,331)

Net increase (decrease) in cash and cash equivalents	(14,192)	19,148

Cash and cash equivalents - beginning	60,011	63,397

Cash and cash equivalents - ending	$ 45,819	$ 82,545

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2007 and May 31, 2006, the results of operations for the three and nine months ended February 28, 2007 and February 28, 2006, and cash flows for the nine months ended February 28, 2007 and February 28, 2006. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2006.  There have been no updates or changes to our audited financial statements for the year ended May 31, 2006.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.
3.

For the three and nine month periods ended February 28, 2007 and 2006 the net income was divided by 3,143,251 and 3,102,603, respectively, which is net of the Treasury shares, to calculate the net income per share.

4.	The results of operations for the nine month period ended February 28, 2007 are not necessarily indicative of the results to be expected for the full year.
5.

Significant Equity Investee: The Company owns approximately a 23% equity investment in Tayco Developments, Inc. (Developments).  For the nine months ended February 28, 2007, Developments had revenues of $181,000 and net income of $145,000.  The carrying amount of the investment in Developments as of February 28, 2007 and May 31, 2006 was $447,000 and $440,000.

6.

Prior to June 1, 2006, the Company applied APB Opinion 25 Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans.  Since the option price was the fair market value per share on the date the option was granted, no compensation cost had been recognized for its stock option plans in reporting periods prior to the nine month period ended February 28, 2007.

Effective June 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  The Company utilized the modified prospective approach of adoption under SFAS No. 123R.  Accordingly, compensation cost recognized in the nine month period ended February 28, 2007 includes compensation cost for all stock options granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R on June 1, 2006, the Company's earnings before income taxes for the nine month period ended February 28, 2007 was approximately $76,000 lower than if it had continued to be accounted for as share-based compensation under APB Opinion 25.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the nine months ended February 28, 2007 and 2006
Increase /
(Decrease)
Sales, net	$ 1,835,000
Cost of goods sold	$ 530,000
Selling, general and administrative expenses	$ 799,000
Other expense, net	$ 162,000
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 343,000
Provision for income taxes	$ 130,000
Income before equity in net income of affiliate and minority stockholder's interest	$ 213,000
Equity in net income (loss) of affiliate	$ 14,000
Net income	$ 224,000

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

For the nine months ended February 28, 2007  (All figures being discussed are for the nine months ended February 28, 2007 as compared to the nine months ended February 28, 2006.)

	Nine months ended		Change
	February 28, 2007	February 28, 2006	Increase / (Decrease)	Percent Change
Net Revenue	$12,429,000	$10,595,000	$ 1,834,000	17%
Cost of sales	7,956,000	7,426,000	530,000	7%
Gross profit	$ 4,473,000	$3,169,000	$ 1,304,000	41%
...as a percentage of net revenues	36%	30%

The Company's consolidated results of operations showed a 17% increase in net revenues and an increase in net income of 73%. Revenues recorded in the current period for long-term construction projects were consistent with the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were up $1.6 million or 46% over the level recorded in the prior year.  This increase is primarily in sales of products to customers in aerospace and defense related fields.  Gross profit increased by 41%.  The gross profit as a percentage of net revenues for the current and prior year periods was 36% and 30%.  Gross profit improved for both projects and non-project sales.  This improvement resulted from a combination of increased volume, changes in product mix and improved manufacturing processes.  Based on this and our current sales order backlog of $12.4 million, management expects that the results achieved year-to-date will continue through the end of the current fiscal year.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses
Nine months ended	Change
	February 28, 2007	February 28, 2006	Increase / (Decrease)	Percent Change
Outside Commissions	$1,091,000	$ 706,000	$ 385,000	55%
Other SG&A	2,255,000	1,841,000	414,000	22%
Total SG&A	$3,346,000	$2,547,000	$ 799,000	31%

...as a percentage of net revenues	27%	24%

Selling, general and administrative expenses increased by 31% from the prior year.  Outside commission expense increased by 55% over last year's level.  Outside commission expense was higher in this period due to higher commission rates on a few large, long-term construction projects in production, in addition to a higher volume of sales subject to commission.  Other selling, general and administrative expenses increased by 22% from last year to this primarily due to increases in personnel related costs including the calculated value of stock options granted during the period, inside sales commissions and salary and wage adjustments.

The above factors resulted in operating income of $1,127,000 for the nine months ended February 28, 2007, up 81% from the $621,000 in the same period of the prior year.

Other expense, net, of $240,000 is primarily interest expense and is $162,000 more than in the prior year.  The average level of use of the Company's operating line of credit during the period increased significantly from $0.7 million last year to $3.2 million this year.  The interest rate on the operating line of credit increased 0.75 percentage points since February 28, 2006.  The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten year term.  Options not exercised at the end of the term expire.

On June 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  The Company utilized the modified prospective approach of adoption under SFAS No. 123R which resulted in the recognition of $76,000 of compensation cost for the nine month period ended February 28, 2007.  Results for prior periods have not been restated.

The fair value of each stock option grant has been determined using the Black-Scholes model.  The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants.  Expected volatility assumptions utilized in the model were based on volatility of the Company's stock price from February 1, 2004 through August 1, 2006.  The Company last issued stock options in August 2006.  The risk-free interest rate is derived from the U.S. treasury yield.  The Company used a weighted average expected term.  The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

                                                                    Risk-free interest rate:    3%
                                                             xpected life of the options:    2.5 years
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

A summary of changes in the stock options outstanding during the nine month period ended February 28, 2007 is presented below:

	Number of Options	Weighted- Average Exercise Price
Options outstanding and exercisable at May 31, 2006:	85,250	$ 4.054
Options granted:	13,250	$ 6.170
Options exercised:	-	-
Options expired:	35,000	$ 3.038
Options outstanding and exercisable at February 28, 2007:	63,500	$ 5.056

The Company previously applied APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans.   Since the option price was the fair market value per share on the date the option was granted, no compensation cost had been recognized for its stock option plans in reporting periods prior to the nine month period ending February 28, 2007.

For the three months ended February 28, 2007  (All figures being discussed are for the three months ended February 28, 2007 as compared to the three months ended February 28, 2006.)

Summary comparison of the three months ended February 28, 2007 and 2006
Increase /
(Decrease)
Sales, net	$ 490,000
Cost of goods sold	$ 51,000
Selling, general and administrative expenses	$ 142,000
Other expense, net	$ 39,000
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 258,000
Provision for income taxes	$ 101,000
Income before equity in net income of affiliate and minority stockholder's interest	$ 157,000
Equity in net income (loss) of affiliate	$ 3,000
Net income	$ 160,000

	Three months ended		Change
	February 28, 2007	February 28, 2006	Increase / (Decrease)	Percent Change
Net Revenue	$ 4,605,000	$4,115,000	$ 490,000	12%
Cost of sales	3,049,000	2,998,000	51,000	2%
Gross profit	$ 1,556,000	$1,117,000	$ 439,000	39%
...as a percentage of net revenues	34%	27%

The Company's consolidated results of operations showed a 12% increase in net revenues and an increase in net income of 203%. Revenues recorded in the current period for long-term construction projects were down 28% from the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were up $1.4 million or 148% over the level recorded in the prior year.  This increase is primarily in sales of products to customers in aerospace and defense related fields.   Gross profit increased by 39%.   The gross profit as a percentage of net revenues for the current and prior year periods was 34% and 27%.   Gross profit improved for both projects and non-project sales.  This improvement resulted from a combination of increased volume, changes in product mix and improved manufacturing processes.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses
Three months ended	Change
	February 28, 2007	February 28, 2006	Increase / (Decrease)	Percent Change
Outside Commissions	$ 311,000	$ 341,000	( $ 30,000)	-9%
Other SG&A	782,000	610,000	172,000	28%
Total SG&A	$1,093,000	$ 951,000	$ 142,000	15%
...as a percentage of net revenues	24%	23%

Selling, general and administrative expenses increased by 15% from the prior year.  Outside commission expense decreased by 9% over last year's level.  This decrease is the result of the combination of lower project revenues subject to commissions during the period and higher defense related revenues that are generally not subject to outside commissions.  Other selling, general and administrative expenses increased by 28% from last year to this primarily due to increases in personnel related costs.

The above factors resulted in operating income of $463,000 for the three months ended February 28, 2007, up 180% from the $166,000 in the same period of the prior year.

Other expense, net, of $66,000 is primarily interest expense and is $39,000 more than in the prior year.  The average level of use of the Company's operating line of credit during the period increased significantly from $0.9 million last year to $2.4 million this year.

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

Capital expenditures for the nine months ended February 28, 2007 were $215,000 compared to $119,000 in the same period of the prior year.  There are no material commitments for capital expenditures as of February 28, 2007.

The Company has a $5,000,000 line of credit with a bank.  There is a $1,725,000 principal balance outstanding as of February 28, 2007, which is down from the $3,011,000 balance outstanding as of May 31, 2006.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit and other financing arrangements, including Niagara County Industrial Development Agency Bond financing.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2007 - $58,000; 2008 - $232,000; 2009 - $138,000; 2010 - $72,000; 2011 - $27,000; and 2012 - $27,000.

Inventory and Maintenance Inventory
February 28, 2007	May 31, 2006	Increase / (Decrease
Raw Materials	$ 405,000		$ 413,000		$ (8,000)	-2%
Work in process	4,132,000		3,404,000		728,000	21%
Finished goods	341,000		400,000		(59,000)	-15%
Inventory	4,878,000	89%	4,217,000	89%	661,000	16%
Maintenance and other inventory	576,000	11%	543,000	11%	33,000	6%
Total	$5,454,000	100%	$4,760,000	100%	$ 694,000	15%
Inventory turnover	2.1		2.0

NOTE: Inventory turnover is annualized for the nine month period ended February 28, 2007.

Inventory, at $4,878,000 as of February 28, 2007, is 16% higher than the prior year-end.  Of this, approximately 85% is work in process, 7% is finished goods, and 8% is raw materials.  The work in process component of inventory increased by 21%.  This change is the result of increased production activity on sales orders not accounted for using the percentage of completion method of accounting.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $120,000 and $95,000 for the nine month periods ended February 28, 2007 and 2006.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
February 28, 2007	May 31, 2006	Increase /(Decrease)
Accounts receivable	$ 2,943,000	$ 2,423,000	$ 520,000	21%
Costs and estimated earnings in excess of billings	3,217,000	5,062,000	(1,845,000)	-36%
Less: Billings in excess of costs and estimated earnings	135,000	95,000	40,000	42%
Net	$ 6,025,000	$ 7,390,000	$ (1,365,000)	-18%

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

Accounts receivable of $2,943,000 as of February 28, 2007 includes approximately $489,000 of amounts retained by customers on long-term construction projects.    The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $3,217,000 balance in this account at February 28, 2007 is a 36% decrease from the prior year-end.  Thirteen of the smaller projects (average size of $156,000) along with four larger projects that were in process at the prior year-end have since been completed, shipped and billed to the customers.  There are 20 open projects in process at February 28, 2007 as compared to 25 at the prior year-end.  47% of the aggregate order value of these open orders has been invoiced to the customers as of February 28, 2007 compared to 19% at the prior year-end.  In the aggregate, the projects in progress at February 28, 2007 are 70% complete at that date while the projects in progress at May 31, 2006 were 53% complete at that date.  The average total sales value of long-term construction projects in process at the end of this period is 8% higher than at May 31, 2006.  Generally, if progress billings are permitted under the terms of a project sales agreement, the more complete the project is, the more progress billings will be permitted.   The Company expects to bill the entire amount during the next twelve months.

The balances in this account are comprised of the following components:

	February 28, 2007	May 31, 2006
Costs	$ 3,846,000	$ 4,792,000
Estimated earnings	1,684,000	2,760,000
Less: Billings to customers	2,313,000	2,490,000
Costs and estimated earnings in excess of billings	$ 3,217,000	$ 5,062,000
Number of projects in progress	20	23

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized.  The $135,000 balance in this account at February 28, 2007 is a $40,000 increase from the balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	February 28, 2007	May 31, 2006
Billings to customers	$ 3,659,000	$ 254,000
Less: Costs	1,853,000	110,000
Less: Estimated earnings	1,671,000	49,000
Billings in excess of costs and estimated earnings	$ 135,000	$ 95,000
Number of projects in progress	3	2

Summary of factors affecting the year-end balances in the asset "costs and estimated earnings in excess of billings", and the liability, "billings in excess of costs and estimated earnings":

	February 28, 2007	May 31, 2006
Number of projects in progress	20	25
Aggregate percent complete	70%	53%
Average total value of projects in progress	$624,000	$578,000
Percentage of total value invoiced to customer	47%	19%

The Company's backlog of sales orders at February 28, 2007 is $12.4 million, equal to the backlog value at the end of the prior year.  $3.6 million of the current backlog is on projects already in progress.

Accounts payable, at $996,000 as of February 28, 2007, is approximately 24% less than the prior year-end.  This balance will fluctuate as the requirement to purchase goods and services fluctuates which is driven primarily by the level of long-term construction project activity.  Most of the projects in process at February 28, 2007 have much of their material requirements filled at that date.  As work progresses on projects in our sales order backlog, more purchases will occur and the accounts payable balance will rise.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of February 28, 2007 are $811,000.  This is 17% lower than the $983,000 accrued at the prior year-end.  Commission expense related to the long-term construction projects is recorded at the same time as revenue on the projects is recorded. This liability will continue to decrease as the progress billings on the projects have been issued by the Company and are paid by our customers.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities increased by $465,000 from the prior year-end, to $863,000.  Most of this increase is due to an increase in income tax liabilities.  Payments on these liabilities will take place as scheduled prior to the end of this fiscal year.

The Company paid $78,000 to Developments during the nine months ended February 28, 2007, reducing the principal balance on the note payable to $164,000.

Management believes that the Company's cash flows from operations and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases for the next twelve months.

TAYLOR DEVICES, INC.

Item 3.  Controls and Procedures

                    (a)           Evaluation of disclosure controls and procedures.

                    The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of February 28, 2007 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that material information relating to the Company was made known to the officers by others within the Company.

                    (b)           Changes in internal controls.

                    There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

TAYLOR DEVICES, INC.

Part II - Other Information
ITEM 1	Legal Proceedings
None.
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
(a) The Company sold no equity securities during the fiscal quarter ended February 28, 2007 that were not registered under the Securities Act.
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable
(c) Repurchases of Equity Securities
	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	December 1, 2006 December 31, 2006	-	-	-
	January 1, 2007 - January 31, 2007	-	-	-
	February 1, 2007 - February 28, 2007	-	-	-
	Total	-	-	-	$160,802 (1)

(1) In 1998, the Company initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000.  Additional deposits totaling $435,000 have been made to the plan, with expenditures of $499,198.  To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

(d)

Under the terms of the Company's credit arrangements with its primary lender, the Company is prohibited from issuing cash dividends.  In addition, the credit arrangements require the Company to maintain net working capital of at least $2,000,000 and tangible net worth of at last $6,000,000, as such terms are defined in the credit documents.  On February 28, 2007, under such definitions the Company's net working capital and tangible net worth were significantly in excess of such limits.

ITEM 3 Defaults Upon Senior Securities
None
ITEM 4 Submission of Matters to Vote of Securities Holders
None
ITEM 5 Other Information
(a)	Information required to be disclosed in a Report on Form 8-K, but not reported None
(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors None
ITEM 6 Exhibits
10(i)	Form of Indemnity Agreement between the Company and John Burgess, Director, signed and dated March 7, 2007.
10(ii)	First Amendment to Employment Agreement dated as of December 22, 2006 between the Registrant and Douglas P. Taylor.
10(iii)	First Amendment to Employment Agreement dated as of December 22, 2006 between the Registrant and Richard G. Hill.
20	News from Taylor Devices, Inc. Shareholder Letter, Spring 2007.
31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of February 28, 2007, the related condensed consolidated statements of income for the three and nine months ended February 28, 2007 and February 28, 2006 and cash flows for the nine months ended February 28, 2007 and February 28, 2006.  These interim financial statements are the responsibility of the Company's management.

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
March 21, 2007

TAYLOR DEVICES, INC.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	March 29, 2007	s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	March 29, 2007	s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer