Form 10KSB
period 2007-05-31
TAYLOR DEVICES INC
filed 2007-08-28
CIK 96536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

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

Issuer's telephone number (716) 694-0800

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock ($.025 par value)
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes          X              No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to Form 10-KSB [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes                  No       X

Issuer's revenues for its most recent fiscal year are $16,501,400.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the issuer, computed by reference to the average of the bid and asked price on August 17, 2007 was $13,711,011.  In addition to shares held by affiliates, this calculation also excludes shares of the issuer's common stock that are held by Schedule 13D filers.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 17, 2007
Common Stock, $.025 par value	3,145,905

TAYLOR DEVICES, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-KSB Reference
Proxy Statement	Part III, Items 9-12

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

Patents, Trademarks and Licenses

Under a License Agreement ("License Agreement") dated November 1, 1959, between the Company and Tayco Developments, Inc. ("Developments"), an affiliate of the Company, the Company was granted preferential rights to market, in the United States and Canada, all existing and future inventions and patents developed by Developments. The term of this License Agreement is the life of the last-to-expire patent on which the Company is paying royalties, which is the year 2021.  During the life of each patent, the Company records a royalty payable to Developments, equal to five percent of sales value of patented items sold and shipped.  The Company incurred royalty charges from Developments of $92,000 and $97,000 in the years ended May 31, 2007 and 2006, respectively.  Under the License Agreement, payments of royalties are required to be made quarterly.

The License Agreement also provides for Developments to pay the Company 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement, as well as on apparatus and equipment subject to the License Agreement but modified by the Company, with rights to such modification having been assigned to Developments.  No royalties were owed to the Company in the years ended May 31, 2007 and 2006.  Royalties, if any, are paid quarterly.

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

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales.  The Company has no inventory out on consignment and no consignment sales for the years ended May 31, 2007 and 2006.  No extended payment terms are offered.  During the year ended May 31, 2007, delivery time after receipt of orders averaged 12 to 14 weeks for the Company's standard products.  Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects utilizing custom designed components of the Company.

Dependence Upon Customers\Government Contracts

The Company is not dependent on any one or a few major customers.  Sales to two customers approximated 24% (15% and 9%, respectively) of net sales for 2007.

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

Research and Development

The Company does not normally engage in any major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the federal government.  See Item 1. Description of Business, "Patents, Trademarks and Licenses".  The Company, however, engages in research testing of its products.  For the fiscal years ended May 31, 2007 and 2006, the Company expended $162,000 and $129,000, respectively, on manufacturing research through Developments.  For the years ended May 31, 2007 and 2006, defense sponsored research and development totaled $69,000 and $63,000, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2007, the Company had 92 employees, including three executive officers, and three part time employees.  The Company has good relations with its employees.

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

Rental payments, equivalent to payments of principal and interest due, are made quarterly by the Company over the term of the Lease, and are sufficient to amortize the $1,250,000 tax-exempt industrial development revenue Series A Bonds (the "Bond") issued by the NCIDA.  The payments reimburse HSBC Bank, N.A. ("HSBC"), as issuer of the five year direct-pay irrevocable letter of credit, which is drawn upon by Deutsche Bank Trust Company Americas, as Trustee, for the benefit of the bondholders.  The letter of credit was renewed by HSBC in November, 2004 for another five-year period.  The Bond bears interest at the HSBC Adjustable Rate Service ("HSBC ARS") rate, plus an incremental amount designated by HSBC Securities, Inc. (the "Remarketing Agent").  The HSBC ARS rate reflects the current bid-side yield of the highest rated short-term, federally tax exempt obligations currently being traded, announced weekly by the Remarketing Agent, not to exceed 15% per annum, and is the minimum rate of interest necessary to enable the Remarketing Agent to remarket the Bond at par.  Annual principal payments by the Company in June of each year range from $25,000 to $150,000, including a final principal payment of $45,000 upon maturity of the Bond on June 1, 2009.  The Bond may be redeemed in whole, or in part, on any quarterly interest payment date, without penalty or premium.  The principal amount outstanding on the Bond as of May 31, 2007 is $115,000.

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

A renewal note dated June 1, 1998 due June 1, 2008 in the face amount of $174,778 is held by HSBC and is secured by property located at 90 Taylor Drive, North Tonawanda, New York.  The principal balance at May 31, 2007 is $21,667.

A mortgage note dated January 1998, due February, 2013 in the face amount of $400,000 is also held by HSBC on property located at 90 Taylor Drive, North Tonawanda, New York, with an interest rate equal to the bank's prime interest rate plus 1%.  A monthly payment of $2,222 is due on the first of each month.  The principal balance at May 31, 2007 is $153,334.  All payments on the above obligations are current.

Additional information regarding the Company's long-term debt is contained in Note 9 to the Consolidated Financial Statements filed with this report.

Except for the premises leased from the NCIDA, the Company leases portions of both the building and the property on which it is located from Tayco Realty.  Pursuant to the Lease Agreement between the Company and Tayco Realty, rental payments from June 1, 2006 to May 31, 2007 totaled $159,600.  The Lease Agreement, which contains standard terms and conditions, was renewed on November 1, 2005 for a term of ten years.  Annual rentals are renegotiated by management of the two companies.  The total rent paid by the Company is determined by a base rate, subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by the Company.  The Company also pays for certain expenses incurred for the operation of the facilities.  In addition, the Company leases a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet at $825 per month.  The warehouse is located approximately one-quarter mile from the above-referenced production facilities and office space.  The total rental expense incurred by the Company for this facility in fiscal 2007 was $10,000.   The Company also leases a separate facility for painting, packaging and shipping from an unrelated third party, consisting of approximately 10,000 square feet at $4,000 per month.  The facility is located approximately four miles from the above-referenced production facilities and office space.  The total rental expense incurred by the Company for this facility in fiscal 2007 was $28,000.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The following tables provide information regarding the properties discussed in this Item 2. Description of Property.

TAYLOR DEVICES, INC. AND SUBSIDIARY
DISCLOSURE FOR REG. 228.102(c) FOR FILING 10-KSB
05/31/07

Reg. 228.102(c)-Real Estate

Property Location / Description		Book
90 & 100 Taylor Drive		Accumulated	Net Book	Percentage
N. Tonawanda, NY 14120		Depreciation	Value	of Total
(see below)	Cost	5/31/2007	5/31/2007	Assets
Land	$ 141,483	$ -	$ 141,483
Buildings	1,154,353	769,778	384,575
Improvements	2,668,263	916,240	1,752,023
Total	$ 3,964,099	$ 1,686,018	$ 2,278,081	13.7%
90 Taylor Drive
Land	$ 107,363	$ -	$ 107,363
Building	428,506	428,506	-
Building Improvements-Realty	297,665	69,720	227,945
Building Improvements-Devices	2,370,598	846,520	1,524,078
Total	$ 3,204,132	$ 1,344,746	$ 1,859,386	11.2%
100 Taylor Drive
Land	$ 34,120	$ -	$ 34,120
Building	725,847	341,272	384,575
Total	$ 759,967	$ 341,272	$ 418,695	2.5%

Taylor Devices, Inc. & Subsidiary
Total Assets as of May 31, 2007		$ 16,652,390

Reg. 228.102(c)(3)

Pursuant to the Lease Agreement dated July 1, 2000 between the Company and Developments, the Company, which leases the parcel from Tayco Realty, sub-leases approximately 800 square feet of office and research and development space located at 100 Taylor Drive, North Tonawanda, to Developments at a base annual rental of $12,000.  The rate of any rental increase may not exceed 10% annually and may be waived by both parties in writing.  The sublease automatically renews on each anniversary of its commencement date, unless either party gives three months' written notice to the other of termination.  The sublease provides that on April 1 of each year, management of both companies will review the agreement to determine possible increases for expenses due to increased taxes, maintenance costs, or for additional space utilized by Developments.  In fiscal 2007, the Company received total rental payments of $12,000 from Developments.

Reg.228.102(c)(7)(vi)(A-D)

Property Location / Description	Federal Tax	Federal Tax	Federal	Federal Tax	Net Tax
90 & 100 Taylor Drive	Depreciation	Life	Tax	Accumulated	Basis
N. Tonawanda, NY 14120	Methods	Claim	Cost	Depreciation	5/31/2007
(see below)
Straight Line,
Building	MACRS	15-40 Yrs.	$ 1,154,353	$ 790,904	$ 363,449

Straight Line
ACRS,
Building Improvements	MACRS	7-40 Yrs.	2,668,263	959,880	1,708,383

Total			$ 3,822,616	$ 1,750,784	$ 2,071,832
90 Taylor Drive
Straight Line,
Building	MACRS	15-31.5 Yrs.	$ 428,506	$ 428,506	$ -

Building Improvements-Realty	Straight Line	7-39 Yrs.	297,665	77,419	220,246

Straight Line
ACRS,
Building Improvements-Devices	MACRS	15-40 Yrs.	2,370,598	882,461	1,488,137

Total			$ 3,096,769	$ 1,388,386	$ 1,708,383
100 Taylor Drive
Building	Straight Line	19-40 Yrs.	$ 725,847	$ 362,398	$ 363,449

Reg. 228.102(c)(7)(vii)

The Company recorded $42,000 expense during the year for real property taxes and payments in lieu of taxes.  This represents a combined tax rate of $36.98 per $1,000 of assessed valuation including a 50% reduction in taxes for the property leased from the NCIDA.  This reduction will cease upon payment in full of the Bond and the Company's purchase for $1.00 of the land leased from the NCIDA.

ITEM 3. LEGAL PROCEEDINGS

None except for routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock trades on the Small Cap Market tier of the National Association of Securities Dealers Automated Quotation ("NASDAQ") stock market under the symbol TAYD.  The high and low market prices noted below for the quarters of fiscal year 2007 and fiscal year 2006 were obtained from NASDAQ.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	7.110	5.270	3.750	2.630
Second Quarter	6.140	4.310	4.680	2.838
Third Quarter	6.640	5.050	6.200	3.080
Fourth Quarter	5.940	4.780	8.250	5.000

Holders

As of August 17, 2007, the number of issued and outstanding shares of Common Stock was 3,145,905, and the approximate number of record holders of the Company's Common Stock was 849.  Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

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

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2007.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
1998 Stock Option Plan 2001 Stock Option Plan 2005 Stock Option Plan	10,000 25,000 52,500	$4.50 $4.20 $5.81	- - 87,500
Equity compensation plans not approved by security holders
2004 Employee Stock Purchase Plan (1)	-	-	246,512
Total	87,500		334,012

(1)

The Company's 2004 Employee Stock Purchase Plan (the "Employee Plan") permits eligible employees to purchase shares of the Company's common stock at fair market value through payroll deductions and without brokers' fees.  Such purchases are without any contribution on the part of the Company.  As permitted by its terms, the Employee Plan had been suspended by the Board of Directors from August 10, 2004 until August 4, 2005.  As of May 31, 2007, 246,512 shares were available for issuance.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts are "forward-looking statements."  Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements and, as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in the Company's expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the years ended May 31, 2007 and 2006
Increase /
(Decrease)
Sales, net	$ 1,751,000
Cost of goods sold	$ 308,000
Selling, general and administrative expenses	$ 1,016,000
Other income / (expense)	$ 139,000
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 287,000
Provision for income taxes	$ 173,000
Income before equity in net income of affiliate and minority stockholder's interest	$ 115,000
Equity in net income (loss) of affiliate	$ 23,000
Net income	$ 133,000

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

For the year ended May 31, 2007  (All figures being discussed are for the year ended May 31, 2007 as compared to the year ended May 31, 2006.)

	Year ended		Change
	May 31, 2007	May 31, 2006	Increase / (Decrease)	Percent Change
Net Revenue	$16,501,000	$14,751,000	$ 1,750,000	12%
Cost of sales	10,746,000	10,438,000	308,000	3%
Gross profit	$ 5,755,000	$ 4,313,000	$ 1,442,000	33%
¼as a percentage of net revenues	35%	29%

The Company's consolidated results of operations showed a 12% increase in net revenues and an increase in net income of 27%. Gross profit increased by 33%.  Revenues recorded in the current period for long-term construction projects decreased slightly over the level recorded in the prior year.  Revenues recorded for all other product sales increased by 50% over last year.  This significant increase is primarily due to customers in aerospace and defense related businesses.  The gross profit as a percentage of net revenues for the current and prior year periods was 35% and 29%, respectively.   Management is optimistic that the level of construction activity of structures requiring seismic protection as well as the demand for our products in aerospace and defense applications, will remain strong through the fiscal year ending May 31, 2008.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses
Year ended	Change
	May 31, 2007	May 31, 2006	Increase / (Decrease)	Percent Change
Outside Commissions	$1,322,000	$ 875,000	$ 447,000	51%
Other SG&A	3,090,000	2,520,000	570,000	23%
Total SG&A	$4,412,000	$3,395,000	$1,017,000	30%
¼as a percentage of net revenues	27%	23%

Selling, general and administrative expenses increased by 30% from the prior year.  Outside commission expense increased by 51% over last year's level.  Outside commission expense was higher in this period due to higher commission rates on a few large, long-term construction projects in production, in addition to a higher volume of sales subject to commission.  Other selling, general and administrative expenses increased by 23% from last year.  This increase is primarily related to personnel costs, including the cost of stock options issued during the year, inside sales commissions, management incentive compensation and general wage increases.

The above factors resulted in operating income of $1,343,000 for the year ended May 31, 2007, up 46% from the $918,000 in the prior year.

Interest expense of $307,000 is 87% more than in the prior year.  The average level of use of the Company's operating line of credit increased from $1.3 million last year to $2.9 million this year.    The interest rate on the operating line of credit increased 0.25 percentage points since May 31, 2006.  The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten year term.  Options not exercised by the end of the term expire.

On June 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  The Company utilized the modified prospective approach of adoption under SFAS No. 123R which resulted in the recognition of $119,000 of compensation cost for the year ended May 31, 2007.  Results for prior periods have not been restated.

The fair value of each stock option grant has been determined using the Black-Scholes model.  The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants.  The Company used a weighted average expected term.  Expected volatility assumptions utilized in the model were based on volatility of the Company's stock price for the thirty month period immediately preceding the granting of the options.  The Company issued stock options in August 2006 and April 2007.  The risk-free interest rate is derived from the U.S. treasury yield.  The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

                                                                                                                                                 August 2006        April 2007

                                                                                                 Risk-free interest rate:                 3%                   3.375%
                                                                                       Expected life of the options:            2.5 years            2.5 years
                                                                                  Expected share price volatility:                92%                    87%
                                                                                                    Expected dividends:                zero                     zero

          These assumptions resulted in estimated fair-market value per stock option:              $3.41                   $2.95

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the year ended May 31, 2007 is presented below:

	Number of Options	Weighted- Average Exercise Price
Options outstanding and exercisable at May 31, 2006:	85,250	$ 4.054
Options granted:	38,250	$ 5.781
Options exercised:	-	-
Options expired:	36,000	$ 3.108
Options outstanding and exercisable at May 31, 2007:	87,500	$ 5.200

The Company previously applied APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans.  Since the option price was the fair market value per share on the date the option was granted, no compensation cost had been recognized for its stock option plans in reporting periods prior to the year ending May 31, 2007.

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

Capital expenditures for the year ended May 31, 2007 were $252,000 compared to $253,000 in the prior year.  The Company has commitments to pay $143,000 for production machinery in the fiscal year ending May 31, 2008.

The Company has a $5,000,000 line of credit with a bank.  There is a $1,628,000 principal balance outstanding as of May 31, 2007, which is down from the $3,011,000 balance outstanding as of May 31, 2006.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit and other financing arrangements, including the NCIDA Bond financing.  In these covenants, the Company agrees to:

            ·    Maintain a minimum working capital position of $2,000,000 at all times;
            ·    limit annual capital expenditures to $650,000;
            ·    maintain a minimum debt service coverage ratio of no less than 1:1; and
            ·    advise the bank of any litigation where the claim amount is $100,000 or greater.

Additional information regarding the Company's long-term debt appears in Part I, item 2 of this Report.

Principal maturities of long-term debt for the subsequent five years are as follows: 2008 - $238,000; 2009 - $138,000; 2010 - $72,000; 2011 - $27,000; and 2012 - $27,000.

Inventory and Maintenance Inventory
May 31, 2007	May 31, 2006	Increase
Raw Materials	$ 425,000		$ 413,000		$ 12,000	3%
Work in process	4,221,000		3,404,000		817,000	24%
Finished goods	447,000		400,000		47,000	12%
Inventory	5,093,000	87%	4,217,000	89%	876,000	21%
Maintenance and other inventory	754,000	13%	543,000	11%	211,000	39%
Total	$ 5,847,000	100%	$ 4,760,000	100%	$ 1,087,000	23%
Inventory turnover	2.0		2.0

Inventory, at $5,093,000 as of May 31, 2007, is 21% higher than the prior year-end.  Of this, approximately 83% is work in process, 9% is finished goods, and 8% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $165,000 for the year ended May 31, 2007 and $140,000 for the same period last year.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.  There was an insignificant amount of slow-moving inventory used during the year ended May 31, 2007.  The Company disposed of approximately $184,000 and $310,000 of obsolete inventory during the years ended May 31, 2007 and 2006, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
	May 31, 2007	May 31, 2006	Increase /(Decrease)
Accounts receivable	$ 3,894,000	$ 2,423,000	$ 1,471,000	61%
Costs and estimated earnings in excess of billings	1,991,000	5,062,000	(3,071,000)	-61%
Less: Billings in excess of costs and estimated earnings	18,000	95,000	(77,000)	-81%
Net	$ 5,867,000	$ 7,390,000	$ (1,523,000)	-21%

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

Accounts receivable of $3,894,000 as of May 31, 2007 includes approximately $557,000 of amounts retained by customers on long-term construction projects.  The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $1,991,000 balance in this account at May 31, 2007 is a 61% decrease from the prior year-end.  This significant decrease from last year-end is a reflection of 1.) the decrease in the number of projects in progress at the two balance sheet dates (18 at May 31, 2007  compared to 25 at May 31, 2006) and 2.) the amount of progress billings permitted per the terms of the various sales agreements for the projects (42% of the aggregate order value of the projects in progress at May 31, 2007  has been invoiced to the customers compared to 19% at May 31, 2006).  In the aggregate, the projects in progress at May 31, 2007 are 70% complete at that date while the projects in progress at May 31, 2006 were 53% complete at that date.  The average total sales value of long-term construction projects in process at the end of this year is 29% lower than the end of last year.  Generally, if progress billings are permitted under the terms of a project sales agreement, then the more complete the project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.

As of May 31, 2007, there are sales orders for seven projects that are not yet in progress.  These projects average almost $450,000 each in value upon completion.  This compares to one such project as of the prior year end with a value of slightly more that half of the average value of these projects at May 31, 2007.

The year-end balances in this account are comprised of the following components:

	May 31, 2007	May 31, 2006
Costs	$ 3,218,000	$ 4,792,000
Estimated earnings	1,787,000	2,760,000
Less: Billings to customers	3,014,000	2,490,000
Costs and estimated earnings in excess of billings	$ 1,991,000	$ 5,062,000
Number of projects in progress	17	23

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized.  The $18,000 balance in this account at May 31, 2007 is a $77,000 decrease from the balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	May 31, 2007	May 31, 2006
Billings to customers	$ 72,000	$ 254,000
Less: Costs	39,000	110,000
Less: Estimated earnings	15,000	49,000
Billings in excess of costs and estimated earnings	$ 18,000	$ 95,000
Number of projects in progress	1	2

Summary of factors affecting the year-end balances in the asset "costs and estimated earnings in excess of billings", and the liability, "billings in excess of costs and estimated earnings":

	2007	2006
Number of projects in progress at year-end	18	25
Aggregate percent complete at year-end	70%	53%
Average total value of projects in progress at year-end	$408,000	$578,000
Percentage of total value invoiced to customer	42%	19%

The Company's backlog of sales orders at May 31, 2007 is $12.5 million, up slightly from the backlog at the end of the prior year of $12.4 million.  $2.3 million of the current backlog is on projects already in progress.

Accounts payable, at $994,000 as of May 31, 2007, is approximately $321,000 less than the prior year-end.  This 24% decrease is primarily attributable to the advanced stage of completion of the projects in progress.  The materials and sub-contracted services needed to complete them are mostly already purchased and paid-for.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of May 31, 2007 are $666,000.  This is 32% lower than the $983,000 accrued at the prior year-end.  This significant decrease is reasonable due to the decrease in the current asset, "costs and estimated earnings in excess of billings" by $3,071,000 with an increase in accounts receivable of only $1,471,000.  These changes show that we billed the customers for long-term construction projects in progress at the end of the prior year, received payment for much of what we billed, then paid the commissions to the sales representatives prior to May 31, 2007.  Commission expense related to long-term construction projects is recorded at the same time as revenue on the projects is recorded. This liability will not decrease until progress billings on the projects have been issued by the Company and are paid by our customers.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities increased by $535,000 from the prior year-end, to $929,000.  This is primarily due to an increase in customer advance deposits on non-project sales orders and long-term construction projects that are not yet in progress.

The Company paid $98,000 to Developments during the year ended May 31, 2007, reducing the principal balance on the note payable to $144,000.

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

                The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of May 31, 2007 and have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to ensure that material information relating to the Company was accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

(b)           Changes in internal controls.

                There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

The information required by Items 9, 10, 11 and 12 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on November 2, 2007, which information is hereby incorporated by reference into this Annual Report.  The proxy materials, including the Proxy Statement and Annual Report to Shareholders, will be filed within 120 days after the Company's fiscal year end.

ITEM 13.  EXHIBITS

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
		(i)	Report of Independent Registered Public Accounting Firm
		(ii)	Consolidated Balance Sheets May 31, 2007 and 2006
		(iii)	Consolidated Statements of Income for the years ended May 31, 2007 and 2006
		(iv)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2007 and 2006
		(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2007 and 2006
		(vi)	Notes to Consolidated Financial Statements May 31, 2007 and 2006
(a)	EXHIBITS:
	(3)	Articles of incorporation and by-laws
		(i)	Restated Certificate of Incorporation incorporated by reference to Exhibit (3)(i) of Annual Report on Form 10-K, dated August 24, 1983.
		(ii)	Amendment to Certificate of Incorporation incorporated by reference to Exhibit (3)(iv) to Form 8 [Amendment to Application or Report], dated September 24, 1993.
(iii)

Amendment to Certificate of Incorporation creating Series A Junior Participating Preferred Stock, $.05 par value, incorporated by reference to Exhibit (3)(i)(viii) to Quarterly Report on Form 10-QSB for the period ending November 30, 1998, dated January 12, 1999.
.

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

		(xv)	Promissory Note between the Company and Tayco Developments, Inc., dated June 1, 2007, attached to this Annual Report on Form 10-KSB.
(xvi)

Indemnity Agreement between registrant and Reginald B. Newman II, incorporated by reference to Exhibit (10)(i) to Quarterly Report on Form 10-QSB for the period ending November 30, 2006, dated November 11, 2006.

(xvii)

Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File No. 333-114085, for the 2004 Taylor Devices, Inc. Employee Stock Purchase Plan, filed with the Securities and Exchange Commission on August 24, 2006.

		(xviii)	Indemnity Agreement between registrant and John Burgess, incorporated by reference to Exhibit (10)(i) to Quarterly Report on Form 10-QSB for the period ending February 28, 2007, dated March 7, 2007.
(xix)

First Amendment to Employment Agreement dated as of December 22, 2006 between the Registrant and Douglas P. Taylor, incorporated by reference to Exhibit 10(ii) to Quarterly Report on Form 10-QSB for the period ending February 28, 2007.

(xx)

First Amendment to Employment Agreement dated as of December 22, 2006 between the Registrant and Richard G. Hill, incorporated by reference to Exhibit 10(iii) to Quarterly Report on Form 10-QSB for the period ending February 28, 2007.

	(11)	Statement regarding computation of per share earnings

REG. 228.601(A)(11) Statement regarding computation of per share earnings

Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2007

			Weighted average common stock outstanding		3,143,964
			Common shares issuable under stock option plans using treasury stock method		8,226
			Weighted average common stock outstanding assuming dilution		3,152,190

			Net income fiscal year ended May 31, 2007	(1)	$ 619,273
			Weighted average common stock	(2)	3,143,964
			Basic income per common share (1) divided by (2)		$ .20

			Net income fiscal year ended May 31, 2007	(3)	$ 619,273
			Weighted average common stock outstanding assuming dilution	(4)	3,152,190
			Diluted income per common share (3) divided by (4)		$ .20

Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2006

			Weighted average common stock outstanding		3,112,747
			Common shares issuable under stock option plans using treasury stock method		10,712
			Weighted average common stock outstanding assuming dilution		3,123,459

			Net income fiscal year ended May 31, 2006	(1)	$ 485,793
			Weighted average common stock	(2)	3,112,747
			Basic income per common share (1) divided by (2)		$ .16

			Net income fiscal year ended May 31, 2006	(3)	$ 485,793
			Weighted average common stock outstanding assuming dilution	(4)	3,123,459
			Diluted income per common share (3) divided by (4)		$ .16

	(14)	Code of Ethics, incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the period ending May 31, 2004.
	(20)	Other documents or statements to security holders
		(i)	News from Taylor Devices, Inc. Shareholder Letter, Summer 2007.
	(21)	Subsidiaries of the registrant
Tayco Realty Corporation is a New York corporation organized on September 8, 1977, 58% owned by the Company and 42% owned by Tayco Developments, Inc.
	(23)	Report and Consent of Independent Certified Public Accountants
	(31)	Officer Certifications
		(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
		(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
	(32)	Officer Certifications
		(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.
		(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.
(b)	REPORTS ON FORM 8-K:
None.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Company approves all professional services, including tax related services, provided to the Company by Lumsden & McCormick, LLP.  With regard to "Audit and Audit-Related" services, the Committee reviews the annual audit plan and approves the estimated audit budget in advance.  The aggregate fees billed by Lumsden & McCormick, LLP for professional services to the Company were $72,500 and $76,200 for the fiscal years ended May 31, 2007 and 2006.

Audit Fees

The aggregate fees billed by Lumsden & McCormick, LLP for professional services rendered in connection with the audit of the Company's annual financial statements, the review of the Company's quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements were $67,500 and $66,500 for the fiscal years ended May 31, 2007 and 2006.

Audit-Related Fees

The aggregate fees billed by Lumsden & McCormick, LLP for professional assurance and related services reasonably related to the performance of the audit of the Company's financial statements, but not included under Audit Fees, were zero and $3,900 for the fiscal years ended May 31, 2007 and 2006.

Tax Fees

The aggregate fees billed by Lumsden & McCormick, LLP for professional services for tax compliance, tax advice and tax planning were $5,000 and $5,800 for the fiscal years ended May 31, 2007 and 2006.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Douglas P. Taylor	Date:	August 17, 2007
Douglas P. Taylor
President and Director
(Principal Executive Officer)

                                and

By:	/s/Mark V. McDonough	Date:	August 17, 2007
Mark V. McDonough
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Reginald B. Newman II	By:	/s/Richard G. Hill
	Reginald B. Newman II, Director		Richard G. Hill, Director
	August 17, 2007		August 17, 2007

By:	/s/John Burgess	By:	/s/Randall L. Clark
	John Burgess, Director		Randall L. Clark, Director
	August 17, 2007		August 17, 2007

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of
Taylor Devices Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 0-3498) of Taylor Devices Inc. of our report dated July 19, 2007 and any reference thereto in the Annual Report to Shareholders for the fiscal year ended May 31, 2007.

LUMSDEN & McCORMICK, LLP
Buffalo, New York
July 19, 2007

TAYLOR DEVICES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary as of May 31, 2007 and 2006 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 15 to the consolidated financial statements, effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment.

Lumsden & McCormick, LLP
Buffalo, New York
July 19, 2007

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2007	2006

Assets
Current assets:
Cash and cash equivalents	$ 22,748	$ 60,011
Restricted funds held by Trustee (Note 9)	29,978	25,756
Accounts receivable, net (Note 2)	3,893,793	2,423,428
Inventory (Note 3)	5,093,146	4,216,633
Prepaid expenses	254,980	172,460
Prepaid income taxes	-	224,698
Costs and estimated earnings in excess of billings (Note 4)	1,991,183	5,062,294
Deferred income taxes (Note 11)	669,400	631,015
Total current assets	11,955,228	12,816,295

Maintenance and other inventory, net (Note 5)	753,825	543,057
Property and equipment, net (Note 6)	3,349,810	3,419,404
Investment in affiliate, at equity (Note 7)	451,520	440,378
Cash value of life insurance, net	125,535	119,884
Intangible assets	16,472	45,687
	$ 16,652,390	$ 17,384,705
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings (Note 8)	$ 1,628,000	$ 3,011,000
Current portion of long-term debt (Note 9)	238,066	247,924
Payables - trade	994,057	1,315,089
Accrued commissions	666,323	982,741
Other current liabilities	929,003	393,665
Billings in excess of costs and estimated earnings (Note 4)	18,002	95,421
Accrued income taxes	329,780	4,207
Total current liabilities	4,803,231	6,050,047

Long-term debt (Note 9)	282,622	514,788
Payables - affiliate (Note 13)	174,609	253,307
Deferred income taxes (Note 11)	281,585	246,200
Minority stockholder's interest	520,504	483,895

Stockholders' Equity:
Common stock, $.025 par value, authorized 8,000,000 shares,
issued 3,409,983 and 3,407,156 shares	85,250	85,179
Paid-in capital	4,745,293	4,611,266
Retained earnings	6,815,378	6,196,105
	11,645,921	10,892,550
Treasury stock -264,853 shares at cost	(1,056,082)	(1,056,082)
Total stockholders' equity	10,589,839	9,836,468
	$ 16,652,390	$ 17,384,705
See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2007	2006

Sales, net (Note 10)	$ 16,501,400	$ 14,750,699

Cost of goods sold	10,746,281	10,437,843

Gross profit	5,755,119	4,312,856

Selling, general and administrative expenses	4,411,678	3,395,293

Operating income	1,343,441	917,563

Other income (expense):

Interest, net	(306,789)	(164,123)
Miscellaneous	18,088	14,256
Total other income (expense)	(288,701)	(149,867)

Income before provision for income taxes, equity in
net income of affiliate and minority stockholder's interest	1,054,740	767,696

Provision for income taxes (Note 11)	410,000	237,500

Income before equity in net income of affiliate
and minority stockholder's interest	644,740	530,196

Equity in net income (loss) of affiliate (Note 7)	11,142	(11,499)

Income before minority stockholder's interest	655,882	518,697

Minority stockholder's interest	(36,609)	(32,904)

Net income	$ 619,273	$ 485,793

Basic and diluted earnings per common share (Note 12)	$ .20	$ 0.16

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

For the years ended May 31, 2007 and 2006

	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2005	$ 83,596	$ 4,307,405	$ 5,710,312	$ (892,969)

Net income for the year ended May 31, 2006	-	-	485,793	-

Common stock issued for employee stock
purchase plan (Note 14)	40	6,663	-	-

Common stock issued for employee stock
option plans (Note 15)	1,543	217,198	-	(163,113)

Tax benefit related to employee stock option plans	-	80,000	-	-

Balance, May 31, 2006	$ 85,179	$ 4,611,266	$ 6,196,105	$ (1,056,082)

Net income for the year ended May 31, 2007	-	-	619,273	-

Common stock issued for employee stock	71	15,238	-	-
purchase plan (Note 14)

Stock options issued for services (Notes 1 and 15)	-	118,789	-	-

Balance, May 31, 2007	$ 85,250	$ 4,745,293	$ 6,815,378	$ (1,056,082)

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended May 31,	2007	2006

Cash flows from operating activities:
Net income	$ 619,273	$ 485,793
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	350,512	319,870
Stock options issued for services	118,789	-
Bad debts expense	45,000	54,157
Provision for inventory obsolescence	165,000	140,000
Equity in net (income) loss of affiliate	(11,142)	11,499
Deferred income taxes	(3,000)	11,485
Minority stockholder's interest	36,609	32,904
Tax benefit related to employee stock option plans	-	80,000
Changes in other assets and liabilities:
Accounts receivable	(1,515,365)	241,317
Inventory	(1,252,281)	532,896
Prepaid expenses	(82,520)	83,254
Prepaid income taxes	224,698	(224,698)
Costs and estimated earnings in excess of billings	3,071,111	(3,405,124)
Payables - trade	(321,032)	544,759
Accrued commissions	(316,418)	406,191
Other current liabilities	535,338	56,775
Billings in excess of costs and estimated earnings	(77,419)	(192,582)
Accrued income taxes	325,573	(45,489)
Net cash flows from (for) operating activities	1,912,726	(866,993)

Cash flows from investing activities:
Net cash paid to trustee	(4,222)	(332)
Acquisition of property and equipment	(251,703)	(253,202)
Increase in cash value of life insurance	(5,651)	(5,595)
Net cash flows for investing activities	(261,576)	(259,129)

Cash flows from financing activities:
Net short-term borrowings	(1,383,000)	1,621,000
Payments on long-term debt	(242,024)	(223,926)
Payables - affiliate	(78,698)	(336,669)
Proceeds from issuance of common stock	15,309	225,444
Acquisition of treasury stock	-	(163,113)
Net cash flows from (for) financing activities	(1,688,413)	1,122,736

Net decrease in cash and cash equivalents	(37,263)	(3,386)

Cash and cash equivalents - beginning	60,011	63,397

Cash and cash equivalents - ending	$ 22,748	$ 60,011

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

72% of the Company's 2007 revenue is generated from sales to customers in the United States and 23% is from sales to customers in Asia.  Remaining sales are to customers in Europe, South America and Australia.

53% of the Company's 2006 revenue is generated from sales to customers in the United States and 44% is from sales to customers in Asia.  Remaining sales are to customers in Europe.

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

  Stock-Based Compensation:

On June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard(SFAS) No. 123 (revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95(SFAS No. 123R).  SFAS No. 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period.  The Company selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after June 1, 2006.

For the year ended May 31, 2006, the Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure through disclosure only and accounted for its stock-based employee compensation plans under APB Opinion No. 25.  Accordingly, no compensation cost was recorded as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant.

Had 2006 compensation cost for the stock options plans been determined based on the fair value recognition provisions of SFAS No. 123R, the Company's net income and earnings per share, net of related tax effects, would have been reduced to the proforma amounts indicated below:

2006
Net income:
As reported	$ 485,793
Pro forma	$ 377,619
Basic and diluted earnings per
common share:
As reported	$ .16
Pro forma	$ .12

Reclassifications:

The 2006 financial statements have been reclassified to conform with the presentation adopted for 2007.

New Accounting Standards:

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43 Chapter 4.  This statement requires abnormal production costs such as idle facility expense, excessive spoilage, rehandling costs and abnormal freight to be excluded from inventory costing and treated as period expenses.  In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facility.  The adoption of this standard in 2006 did not have a significant effect on our results.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95 (SFAS No. 123R).  SFAS No. 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value.  Implementation of the pronouncement was required no later than the beginning of the first fiscal year beginning after June 15, 2005.  The Company adopted this Statement in fiscal 2007.  The adoption of this standard in 2007 resulted in additional compensation expense recorded of $118,789.  The Company also recorded a deferred tax benefit of $43,100 related to this expense.  2007 basic and diluted earnings per common share decreased by approximately $0.02 as a result of the adoption of this accounting standard.

In June 2006, the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes."  This interpretation requires the recognition of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  Implementation of the provisions of FIN 48 is required no later than the beginning of the first fiscal year beginning after December 15, 2006.  The Company will adopt FIN 48 as of June 1, 2007, as required.  The Company does not expect the adoption of this interpretation to have a material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements.  SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007.  The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - an Amendment of SFAS No. 115."  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by mitigating volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007.  The Company is assessing the impact the adoption of SFAS No. 159 will have on the Company's consolidated financial position and results of operations.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

2.  Accounts Receivable:

	2007	2006
Customers	$ 3,469,485	$ 2,153,621
Customers - retention	556,870	374,307
Other	18,438	1,500
	4,044,793	2,529,428
Less allowance for doubtful
accounts	151,000	106,000
	$ 3,893,793	$ 2,423,428

3.  Inventory:

	2007	2006
Raw materials	$ 425,162	$ 413,228
Work-in-process	4,221,174	3,403,680
Finished goods	546,810	499,725
	5,193,146	4,316,633
Less allowance for obsolescence	100,000	100,000
	$ 5,093,146	$ 4,216,633

4.  Costs and Estimated Earnings on Uncompleted Contracts:

	2007	2006
Costs incurred on uncompleted
contracts	$ 3,256,594	$ 4,901,811
Estimated earnings	1,802,304	2,809,940
	5,058,898	7,711,751
Less billings to date	3,085,717	2,744,878
	$ 1,973,181	$ 4,966,873

Amounts are included in the accompanying balance sheets under the following captions:

	2007	2006
Costs and estimated earnings in
excess of billings	$ 1,991,183	$ 5,062,294
Billings in excess of costs and
estimated earnings	18,002	95,421
	$ 1,973,181	$ 4,966,873

5.  Maintenance and Other Inventory:

	2007	2006
Maintenance and other inventory	$ 1,611,677	$ 1,420,052
Less allowance for obsolescence	857,852	876,995
	$ 753,825	$ 543,057

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

The provision for potential inventory obsolescence was $165,000 and $140,000 for the years ended May 31, 2007 and 2006.

6.  Property and Equipment:

	2007	2006
Land	$ 141,483	$ 141,483
Buildings and improvements	3,822,616	3,785,584
Machinery and equipment	4,382,653	4,223,318
Office furniture and equipment	584,752	541,986
Autos and trucks	75,229	75,229
	9,006,733	8,767,600
Less accumulated depreciation	5,656,923	5,348,196
	$ 3,349,810	$ 3,419,404

Depreciation expense was $321,297 and $311,470 for the years ended May 31, 2007 and 2006.

The following is a summary of property and equipment included above which is held under capital leases:

	2007	2006
Buildings and improvements	$ 806,707	$ 806,707
Machinery and equipment	722,915	722,915
Office furniture and equipment	102,985	102,985
	1,632,607	1,632,607
Less accumulated amortization	1,007,893	969,504
	$ 624,714	$ 663,103

Minimum future lease payments under capital leases as of May 31, 2007 for each of the next five years and in the aggregate are included in long-term debt (see Note 9).

Amortization of property and equipment under the capital leases included in depreciation expense is $38,389 and $49,047 for the years ended May 31, 2007 and 2006.

7.  Investment in Affiliate:

Investment in affiliate consists of the Company's 23% ownership interest in common shares of Developments acquired at a cost of $85,619, plus the Company's cumulative equity in the net income of Developments of $365,901 and $354,759 through the years ended May 31, 2007 and 2006.  The Pink Sheets OTC quoted market value of the Company's common shares of Developments at May 31, 2007 and 2006 was $861,897 and $867,605.

The Company's maximum exposure to loss as a result of its involvement with Developments represents the balance of the Company's equity investment in Developments.

8.  Short-Term Borrowings:

The Company has available a $5,000,000 bank demand line of credit with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25% or the bank's prime rate less ..25%.  The line is secured by accounts receivable, equipment, inventory, and general intangibles.  This line of credit is subject to the usual terms and conditions applied by the bank, and is subject to renewal annually.  The amount outstanding under this line at May 31, 2007 was $1,628,000, all of which was payable at the bank's prime rate less .25% (8% at May 31, 2007).  The total amount outstanding at May 31, 2006 was $3,011,000.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis.  Outstanding checks under this arrangement totaled $18,358 and $271,279 as of May 31, 2007 and 2006.  These amounts are included in accounts payable.

9.  Long-Term Debt:

	2007	2006
Bank term note, monthly payments of
$13,713 including interest at 7.19%, secured by substantially all assets of the Company, with the
remaining unpaid principal balance
payable in October 2008.	$ 224,787	$ 367,237
Industrial Revenue Development
Bonds, annual principal payments
ranging from $25,000 to $150,000
through June 2009 plus interest at
variable rates based on the highest
rated short-term, federally tax
exempt obligations (4.3% at May
31, 2007).	115,000	145,000
Bank mortgage note, monthly
principal payments of $1,444 plus
interest at the bank's prime rate
plus 1% (9.25 % at May 31, 2007),
secured by related property, with
the remaining unpaid principal
balance payable in June 2008.	21,667	39,001
Bank mortgage, monthly principal
payments of $2,222 plus interest at
the bank's prime rate plus 1%
(9.25 % at May 31, 2007), secured
by substantially all assets of the
Company, due February 2013.	153,334	180,000
Other	5,900	31,474
	520,688	762,712
Less current portion	238,066	247,924
	$ 282,622	$ 514,788

In November 1994, the Company entered into a capital lease agreement with the Niagara County Industrial Development Agency (NCIDA) to finance certain construction costs for additions to its manufacturing/ testing facilities and for the acquisition of machinery and equipment.  To finance the project, NCIDA authorized the sale of its Industrial Revenue Development Bonds, in the aggregate principal amount of $1,250,000, under a trust indenture with a bank as trustee.  The capital lease obligation is secured by a first mortgage on real estate, project machinery and equipment, and guaranteed by an irrevocable bank letter of credit in the amount of $115,000 as of May 31, 2007.

As of May 31, 2007, $29,978 of funds were held by a trustee, representing an interest-bearing tax-free money fund restricted for principal reduction payments of the Industrial Revenue Development Bond during fiscal year ending May 31, 2008.

The term note and mortgage note are subject to restrictive covenants relating to net working capital, tangible net worth, capital expenditures and interest coverage ratio.   The Company is in compliance with all of the covenants as of May 31, 2007.

The aggregate maturities of long-term debt subsequent to May 31, 2007 are:

2008	$ 238,066
2009	137,621
2010	71,667
2011	26,667
2012	26,667
Thereafter	20,000
$ 520,688

10.  Sales:

Sales to two customers approximated 24% (15% and 9%, respectively) of net sales for 2007.

11.  Income Taxes:

	2007	2006
Current tax provision:
Federal	$ 395,200	$ 195,900
State	17,800	30,600
	413,000	226,500
Deferred tax provision (benefit):
Federal	(700)	7,500
State	(2,300)	3,500
	(3,000)	11,000
	$ 410,000	$ 237,500

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2007	2006
Computed tax provision
at the expected statutory rate	$ 350,000	$ 245,700
Effect of graduated Federal rates on
subsidiary income	(10,800)	(11,200)
State income tax - net of Federal
tax benefit	11,400	10,400
Tax effect of permanent differences:
Equity in net (income) loss of affiliate	(3,800)	4,100
Minority shareholder interest	12,400	11,200
Extraterritorial income exclusion	(8,600)	(42,900)
Other permanent differences	43,100	10,100
Other	16,300	10,100
	$ 410,000	$ 237,500

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2007	2006
Deferred tax assets:
Allowance for doubtful receivables	$ 54,800	$ 38,500
Tax inventory adjustment	104,800	50,100
Allowance for obsolete inventory	347,800	354,700
Accrued vacation	46,300	36,900
Accrued professional fees	-	10,200
Accrued commissions	16,600	15,800
Warranty reserve	55,000	31,100
Stock options issued for services	43,100	-
Other	1,000	12,815
FMV of stock options in excess of cost	-	80,900
	669,400	631,015
Deferred tax liabilities:
Excess tax depreciation	(281,585)	(246,200)
Net deferred tax assets	$ 387,815	$ 384,815

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

The Company and its subsidiary file separate Federal and State income tax returns.  As of May 31, 2007, the Company had State investment tax credit carryforwards of approximately $175,000 expiring through May 2014.

12.  Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period.  Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2007	2006
Average common shares
outstanding	3,143,964	3,112,747
Common shares issuable under
stock option plans	8,226	10,712
Average common shares
outstanding assuming dilution	3,152,190	3,123,459

13.  Related Party Transactions:

Included in cost of sales are research and development expenses charged by Developments for services performed by its research engineers in the amount of $161,610 and $128,820 for the years ended May 31, 2007 and 2006.

Included in selling, general and administrative expenses is royalty expense charged by Developments for the use of patents in the Company's manufacturing operations in the amount of $91,740 and $97,133 for the years ended May 31, 2007 and 2006.

Included in interest expense for the years ended May 31, 2007 and 2006, are $13,459 and $17,629 charged by Developments for non-current liabilities.  During the year, the Company issued an unsecured promissory note payable to Developments for $241,956. The outstanding balance at May 31, 2007 is $144,399.  Interest, at 8% per year, is payable monthly through June 2008, when any unpaid principal is due.

The Company leases certain office and laboratory facilities to Developments for a current annual rental of $12,000.

14.  Employee Stock Purchase Plan:

In March 2004, the Company reserved 295,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan.  Participation in the employee stock purchase plan is voluntary for all employees of the Company.  Purchase of common shares can be made by employee contributions through payroll deductions with a discretionary matching contribution by the Company of a specified percentage of the employees' contributions based on length of employment with the Company.  At the end of each calendar quarter, the employer/employee contributions will be applied to the purchase of common shares at fair market value which are then held in the name of the Company as custodian for the employees' shares.  These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan.  During the years ended May 31, 2007 and 2006, 2,827 ($4.93 to $6.13 price per share) and 1,576 ($2.99 to $5.72 price per share) common shares, respectively, were issued to employees. As of May 31, 2007, 246,512 shares were reserved for further issue.  The amount of Company matching expense was zero for the years ended May 31, 2007 and 2006.

15.  Stock Option Plans:

In 2005, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options.  The incentive stock options qualify for preferential treatment under the Internal Revenue Code.  Under this plan, 140,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 52,500 shares have been granted as of May 31, 2007. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.  Options granted under the Company's previous nonqualified and incentive stock option plans that have not been exercised will expire ten years from the date of grant and are exercisable over the period stated in each option.

Using the Black-Scholes option pricing model, the weighted average estimated fair value of each option granted under the plan was $3.10 during 2007 and $4.62 during 2006.  The pricing model uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of the Company's stock.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding.  The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation model.  The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	2007	2006
Risk-free interest rate	3.1%	5.125%
Expected life in years	2.5	10
Expected volatility	88%	107%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	Shares	Weighted-Average Exercise Price	Intrinsic Value
Outstanding - May 31, 2005	110,222	$ 3.46	$ 19,198
Options granted	36,750	$ 4.97
Options exercised	61,722	$ 3.54	$ 222,901
Options expired	-	-
Outstanding - May 31, 2006	85,250	$ 4.05	$ 174,385
Options granted	38,250	$ 5.78
Options exercised	-	-	-
Options expired	36,000	$ 3.11
Outstanding - May 31, 2007	87,500	$ 5.20	$ 59,648

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of the balance sheet dates.  The aggregate intrinsic value of outstanding options as of the end of each fiscal year is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the money at that date (49,250 at May 31, 2007 and 85,250 at May 31, 2006.)  The Company's closing stock price was $5.80 and $6.10 as of May 31, 2007 and 2006.  As of May 31, 2007, there are 87,500 options available for future grants under the stock option plan.  $55,628 and 23,052 shares of the Company's common stock was received from the exercise of share options during the fiscal year ended May 31, 2006.  The Company realized a tax benefit of $80,000 from stock options exercised during that period.

The following table summarizes information about stock options outstanding at May 31, 2007:

	Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	10,000	7.9	$2.88
$3.01-$4.00	9,250	5.9	$3.15
$4.01-$5.00	-	-	-
$5.01-$6.00	55,000	9.0	$5.73
$6.01-$7.00	13,250	9.2	$6.17
$2.00-$7.00	87,500	8.6	$5.20

The following table summarizes information about stock options outstanding at May 31, 2006:

	Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	35,000	6.9	$2.57
$3.01-$4.00	14,250	6.2	$3.18
$4.01-$5.00	-	-	-
$5.01-$6.00	36,000	8.5	$5.84
$2.00-$6.00	85,250	7.5	$4.05

16.  Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series.  The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

17.  Treasury Stock:

There was no change in the amount of treasury stock during the year ended May 31, 2007.

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

18.  Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code.  The Company matches a percentage of employee voluntary salary deferrals subject to limitations.  The Company may also make discretionary contributions as determined annually by the Company's Board of Directors.  The amount expensed under the plan was $16,538 and $12,763 for the years ended May 31, 2007 and 2006.

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

20.  Cash Flows Information:

	2007	2006

Interest paid	$ 312,550	$ 155,894

Income taxes paid (refunded)	$(139,952)	$ 496,687