Form 10QSB
period 2007-08-31
TAYLOR DEVICES INC
filed 2007-10-11
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                                                        For the quarterly period ended August 31, 2007

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

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at October 11, 2007
Common Stock (2‑1/2 cents par value)	3,145,905
Transitional Small Business Disclosure Format (Check one):	Yes	No	X

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	August 31, 2007	May 31, 2007

Assets
Current assets:
Cash and cash equivalents	$ 246,705	$ 22,748
Accounts receivable, net	4,187,337	3,893,793
Inventory	5,792,404	5,093,146
Costs and estimated earnings in excess of billings	1,855,390	1,991,183
Other current assets	933,025	954,358
Total current assets	13,014,861	11,955,228

Maintenance and other inventory, net	970,123	753,825
Property and equipment, net	3,471,316	3,349,810
Investment in affiliate, at equity	456,109	451,520
Intangible and other assets	141,219	142,007
	$ 18,053,628	$ 16,652,390
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 2,539,558	$ 1,866,066
Payables - trade	1,261,244	994,057
Accrued commissions	657,527	666,323
Billings in excess of costs and estimated earnings	477,805	18,002
Other current liabilities	1,007,257	1,258,783
Total current liabilities	5,943,391	4,803,231

Long-term liabilities	478,140	564,207
Payables - affiliate	121,605	174,609
Minority stockholder's interest	530,202	520,504

Stockholders' Equity:
Common stock and additional paid-in capital	4,872,764	4,830,543
Retained earnings	7,163,608	6,815,378
	12,036,372	11,645,921
Treasury stock - at cost	(1,056,082)	(1,056,082)
Total stockholders' equity	10,980,290	10,589,839
	$ 18,053,628	$ 16,652,390

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)
	For the three months ended August 31,
	2007	2006

Sales, net	$ 4,408,185	$ 3,997,502

Cost of goods sold	2,719,114	2,409,807

Gross profit	1,689,071	1,587,695

Selling, general and administrative expenses	1,068,503	1,245,525

Operating income	620,568	342,170

Other expense, net	(45,529)	(83,513)

Income before provision for income taxes, equity in net
income of affiliate and minority stockholder's interest	575,039	258,657

Provision for income taxes	221,700	95,000

Income before equity in net income of affiliate
and minority stockholder's interest	353,339	163,657

Equity in net income of affiliate	4,589	2,532

Income before minority stockholder's interest	357,928	166,189

Minority stockholder's interest	(9,698)	(10,676)

Net income	$ 348,230	$ 155,513

Basic and diluted earnings per common share	$ 0.11	$ 0.05

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited) August 31,
For the three months ended	2007	2006

Cash flows from operating activities:
Net income	$ 348,230	$ 155,513
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	88,477	88,532
Gain of sale of equipment	(890)	-
Stock based compensation expense related to employee stock options	37,741	76,368
Bad debts expense	-	45,000
Equity in net (income) loss of affiliate	(4,589)	(2,532)
Minority stockholder's interest	9,698	10,676
Changes in other assets and liabilities:
Accounts receivable	(293,544)	(22,704)
Inventory	(915,556)	(509,621)
Costs and estimated earnings in excess of billings	135,793	(348,492)
Other current assets	(4,876)	(71,455)
Payables - trade	267,187	(123,424)
Accrued commissions	(8,796)	88,563
Billings in excess of costs and estimated earnings	459,803	116,605
Other current liabilities	(251,526)	88,123
Net cash flows for operating activities	(132,848)	(408,848)

Cash flows from investing activities:
Acquisition of property and equipment	(207,883)	(32,352)
Other investing activities	25,787	21,146
Net cash flows for investing activities	(182,096)	(11,206)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt	587,425	672,628
Payables - affiliate	(53,004)	(24,210)
Proceeds from issuance of common stock	4,480	3,664
Net cash flows from financing activities	538,901	652,082

Net increase in cash and cash equivalents	223,957	232,028

Cash and cash equivalents - beginning	22,748	60,011

Cash and cash equivalents - ending	$ 246,705	$ 292,039

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2007 and May 31, 2007, the results of operations for the three months ended August 31, 2007 and August 31, 2006, and cash flows for the three months ended August 31, 2007 and August 31, 2006. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2007.  There have been no updates or changes to our audited financial statements for the year ended May 31, 2007.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.

For the three month periods ended August 31, 2007 and 2006 the net income was divided by 3,145,323 and 3,142,457, respectively, which is net of the Treasury shares, to calculate the net income per share.

4.	The results of operations for the three month period ended August 31, 2007 are not necessarily indicative of the results to be expected for the full year.

5.

Significant Equity Investee: The Company owns approximately a 23% equity investment in Tayco Developments, Inc. (Developments).  For the three months ended August 31, 2007, Developments had revenues of $74,000 and net income of $96,000.  The carrying amount of the investment in Developments as of August 31, 2007 and May 31, 2007 was $456,000 and $452,000.

6.

Effective June 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  The Company utilized the modified prospective approach of adoption under SFAS No. 123R.  Accordingly, compensation cost recognized in the three month period ended August 31, 2007 includes compensation cost for all stock options granted subsequent to May 31, 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R on June 1, 2006, the Company's earnings before income taxes for the three month periods ended August 31, 2007 and 2006 was approximately $38,000 and $76,000 lower than if it had continued to be accounted for as share-based compensation under APB Opinion 25.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2007 and 2006
Increase /
(Decrease)
Sales, net	$ 411,000
Cost of goods sold	$ 309,000
Selling, general and administrative expenses	$ (177,000)
Other expense, net	$ (38,000)
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 316,000
Provision for income taxes	$ 127,000
Income before equity in net income of affiliate and minority stockholder's interest	$ 190,000
Equity in net income of affiliate	$ 2,000
Net income	$ 193,000

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

For the three months ended August 31, 2007  (All figures being discussed are for the three months ended August 31, 2007 as compared to the three months ended August 31, 2006.)

	Three months ended		Change
	August 31, 2007	August 31, 2006	Increase / (Decrease)	Percent Change
Net Revenue	$ 4,408,000	$ 3,998,000	$ 410,000	10%
Cost of sales	2,719,000	2,410,000	309,000	13%
Gross profit	$ 1,689,000	$ 1,588,000	$ 101,000	6%
...as a percentage of net revenues	38%	40%

The Company's consolidated results of operations showed a 10% increase in net revenues and an increase in net income of 124%. Revenues recorded in the current period for long-term construction projects were slightly less (16%) than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were up approximately $850,000 or 72% over the level recorded in the prior year.  This increase is primarily in sales of products to customers in aerospace and defense related fields.  Gross profit increased by 6%.  The gross profit as a percentage of net revenues for the current and prior year periods was 38% and 40%.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses
	Three months ended		Change
	August 31, 2007	August 31, 2006	Increase / (Decrease)	Percent Change
Outside Commissions	$ 250,000	$ 441,000	$(191,000)	-43%
Other SG&A	819,000	805,000	14,000	2%
Total SG&A	$1,069,000	$1,246,000	$(177,000)	-14%
...as a percentage of net revenues	24%	31%

Selling, general and administrative expenses decreased by 14% from the prior year.  Outside commission expense decreased by 43% over last year's level.  Outside commission expense was lower in this period due to higher commission rates on two large, long-term construction projects in production last year, offset slightly by a higher volume of sales subject to commission in the current year.  Other selling, general and administrative expenses increased by only 2% from last year to this.

The above factors resulted in operating income of $621,000 for the three months ended August 31, 2007, up 81% from the $342,000 in the same period of the prior year.

Other expense, net, of $46,000 is primarily interest expense and is $38,000 less than in the prior year.  The average level of use of the Company's operating line of credit during the period decreased significantly from $3.7 million last year to $2.1 million this year.    The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten year term.  Options not exercised at the end of the term expire.

On June 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  The Company utilized the modified prospective approach of adoption under SFAS No. 123R which resulted in the recognition of $38,000 and $76,000 of compensation cost for the three month periods ended August 31, 2007 and 2006.

The fair value of each stock option grant has been determined using the Black-Scholes model.  The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants.  Expected volatility assumptions utilized in the model were based on volatility of the Company's stock price for the thirty month period ending on the date of grant.  The risk-free interest rate is derived from the U.S. treasury yield.  The Company used a weighted average expected term.  The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

                                                                                                      August 31, 2007       August 31, 2006
                                                         Risk-free interest rate:              3.625%                           3%
                                               Expected life of the options:            2.5 years                    2.5 Years
                                          Expected share price volatility:              61.47%                      152.96%
                                                            Expected dividends:                zero                             zero

These assumptions resulted in:
               Estimated fair-market value per stock option:                 $2.47                           $4.82

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the three month period ended August 31, 2007 is presented below:

	Number of Options	Weighted- Average Exercise Price
Options outstanding and exercisable at May 31, 2007:	87,500	$ 5.200
Options granted:	15,250	$ 6.170
Options exercised:	-	-
Options expired:	-	-
Options outstanding and exercisable at August 31, 2007:	102,750	$ 5.342

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

Capital expenditures for the three months ended August 31, 2007 were $208,000 compared to $32,000 in the same period of the prior year.  There are no material commitments for capital expenditures as of August 31, 2007.

The Company has a $5,000,000 line of credit with a bank.  There is a $2,299,000 principal balance outstanding as of August 31, 2007, which is up from the $1,628,000 balance outstanding as of May 31, 2007.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit and other financing arrangements, including Niagara County Industrial Development Agency Bond financing.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2008 - $155,000; 2009 - $138,000; 2010 - $72,000; 2011 - $27,000; 2012 - $27,000; and 2013 - $20,000.

Inventory and Maintenance Inventory
August 31, 2007	May 31, 2007	Increase / (Decrease
Raw Materials	$ 440,000		$ 425,000		$ 15,000	4%
Work in process	5,018,000		4,221,000		797,000	19%
Finished goods	334,000		447,000		(113,000)	-25%
Inventory	5,792,000	86%	5,093,000	87%	699,000	14%
Maintenance and other inventory	970,000	14%	754,000	13%	216,000	29%
Total	$6,762,000	100%	$5,847,000	100%	$ 915,000	16%
Inventory turnover	1.7		2.0
NOTE: Inventory turnover is annualized for the three month period ended August 31, 2007.

Inventory, at $5,792,000 as of August 31, 2007, is 14% higher than the prior year-end.  Of this, approximately 86% is work in process, 6% is finished goods, and 8% is raw materials.  The work in process component of inventory increased by 19%.  This change is the result of increased production activity on sales orders not accounted for using the percentage of completion method of accounting.

Maintenance and other inventory represents stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  The maintenance inventory increased by 29% since May 31, 2007.  This significant increase is primarily due to the reclassification, from current inventory, of a group of components used in the manufacture of a certain unit used in the aerospace field.  There are no orders in the sales backlog for these products at August 31, 2007.  These components will be used when units in the field are sent to the Company for repair or replacement.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $45,000 for each of the three month periods ended August 31, 2007 and 2006.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
August 31, 2007	May 31, 2007	Increase /(Decrease)
Accounts receivable	$ 4,187,000	$ 3,894,000	$ 293,000	8%
Costs and estimated earnings in excess of billings	1,855,000	1,991,000	(136,000)	-7%
Less: Billings in excess of costs and estimated earnings	478,000	18,000	460,000	2556%
Net	$ 5,564,000	$ 5,867,000	$ (303,000)	-5%

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

Accounts receivable of $4,187,000 as of August 31, 2007 includes approximately $348,000 of amounts retained by customers on long-term construction projects ("projects").   The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $1,855,000 balance in this account at August 31, 2007 is only slightly less than the prior year-end.  Generally, if progress billings are permitted under the terms of a project sales agreement, the more complete the project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.

The balances in this account are comprised of the following components:

	August 31, 2007	May 31, 2007
Costs	$ 1,627,000	$ 3,218,000
Estimated earnings	864,000	1,787,000
Less: Billings to customers	636,000	3,014,000
Costs and estimated earnings in excess of billings	$ 1,855,000	$ 1,991,000
Number of projects in progress	13	17

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized.  The $478,000 balance in this account at August 31, 2007 is a $460,000 increase from the balance at the end of the prior year.  Included in this balance at August 31, 2007 is $364,000 in advance billings on two long-term construction projects that are not yet in progress.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	August 31, 2007	May 31, 2007
Billings to customers	$ 1,623,000	$ 72,000
Less: Costs	723,000	39,000
Less: Estimated earnings	422,000	15,000
Billings in excess of costs and estimated earnings	$ 478,000	$ 18,000
Number of projects in progress	3	1
Number of projects not in progress, with billings	2	-

Summary of factors affecting the year-end balances in the asset "costs and estimated earnings in excess of billings", and the liability, "billings in excess of costs and estimated earnings":

	August 31, 2007	May 31, 2007
Number of projects in progress	16	18
Aggregate percent complete	63%	70%
Average total sales value of projects in progress	$346,000	$408,000
Percentage of total value invoiced to customer	34%	42%

Other Balance Sheet Items

The Company's backlog of sales orders at August 31, 2007 is $12.2 million, down slightly from the backlog value at the end of the prior year.  $1.1 million of the current backlog is on long-term construction projects already in progress.

Accounts payable, at $1,261,000 as of August 31, 2007, is approximately 27% more than the prior year-end.  This balance will fluctuate as the requirement to purchase goods and services fluctuates which is driven in part by the level of long-term construction project activity.  Most of the projects in process at August 31, 2007 have much of their material requirements filled at that date.  As work progresses on projects in our sales order backlog, more purchases will occur and the accounts payable balance will rise.  Requirements to purchase goods and services to support sales orders that are not long-term construction projects has increased as well.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of August 31, 2007 are $658,000.  This is very close to the $666,000 accrued at the prior year-end.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities decreased by $252,000 from the prior year-end, to $1,007,000.  Most of this decrease is due payments made in the current period against income tax liabilities and the application, in the current period, of advance payments received from customers in prior periods.  Payments on these liabilities will take place as scheduled prior to the end of this fiscal year.

The Company paid $38,000 to Developments during the three months ended August 31, 2007, reducing the principal balance on the note payable to $106,000.

Management believes that the Company's cash flows from operations and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases for the next twelve months.

TAYLOR DEVICES, INC.

Item 3.  Controls and Procedures

        (a)           Evaluation of disclosure controls and procedures.

        The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2007 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that material information relating to the Company was made known to the officers by others within the Company.

        (b)           Changes in internal controls.

        There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

TAYLOR DEVICES, INC.

Part II - Other Information
ITEM 1	Legal Proceedings
None.
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) The Company sold no equity securities during the fiscal quarter ended August 31, 2007 that were not registered under the Securities Act.
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable
(c) Repurchases of Equity Securities

	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	June 1, 2007 - June 30, 2007	-	-	-
	July 1, 2007 - July 31, 2007	-	-	-
	August 1, 2007 - August 31, 2007	-	-	-
	Total	-	-	-	$160,802 (1)

(1) In 1998, the Company initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000.  Additional deposits totaling $435,000 have been made to the plan, with expenditures of $499,198.  To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

(d)

Under the terms of the Company's credit arrangements with its primary lender, the Company is prohibited from issuing cash dividends.  In addition, the credit arrangements require the Company to maintain net working capital of at least $2,000,000 and tangible net worth of at last $6,000,000, as such terms are defined in the credit documents.  On August 31, 2007, under such definitions the Company's net working capital and tangible net worth were significantly in excess of such limits.

ITEM 3 Defaults Upon Senior Securities
None
ITEM 4	Submission of Matters to Vote of Securities Holders
None
ITEM 5	Other Information
	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported None
	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors None
ITEM 6	Exhibits
	20	Taylor Devices, Inc. Annual Report 2007
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of August 31, 2007, the related condensed consolidated statements of income for the three months ended August 31, 2007 and August 31, 2006 and cash flows for the three months ended August 31, 2007 and August 31, 2006.  These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of May 31, 2007, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 19, 2007, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2007 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
October 1, 2007

TAYLOR DEVICES, INC.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	October 11, 2007	s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	October 11, 2007	s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer