Form 10QSB
period 2007-11-30
TAYLOR DEVICES INC
filed 2008-01-09
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                                    For the quarterly period ended November 30, 2007

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
Address of principal executive offices
716-694-0800
Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at January 4, 2008
Common Stock (2‑1/2 cents par value)	3,156,061

Transitional Small Business Disclosure Format (Check one):	Yes	No	X

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30, 2007	May 31, 2007

Assets
Current assets:
Cash and cash equivalents	$ 135,118	$ 22,748
Accounts receivable, net	2,308,317	3,893,793
Inventory	6,214,115	5,093,146
Costs and estimated earnings in excess of billings	1,442,417	1,991,183
Other current assets	1,173,545	954,358
Total current assets	11,273,512	11,955,228

Maintenance and other inventory, net	943,996	753,825
Property and equipment, net	3,544,953	3,349,810
Investment in affiliate, at equity	455,327	451,520
Intangible and other assets	140,729	142,007
	$ 16,358,517	$ 16,652,390
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 1,115,296	$ 1,866,066
Payables - trade	1,405,387	994,057
Accrued commissions	573,953	666,323
Billings in excess of costs and estimated earnings	130,600	18,002
Other current liabilities	952,074	1,258,783
Total current liabilities	4,177,310	4,803,231

Long-term liabilities	439,919	564,207
Payables - affiliate	102,764	174,609
Minority stockholder's interest	540,465	520,504

Stockholders' Equity:
Common stock and additional paid-in capital	4,877,224	4,830,543
Retained earnings	7,276,917	6,815,378
	12,154,141	11,645,921
Treasury stock - at cost	(1,056,082)	(1,056,082)
Total stockholders' equity	11,098,059	10,589,839

	$ 16,358,517	$ 16,652,390

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2007	2006	2007	2006

Sales, net	$ 4,276,406	$ 3,826,975	$ 8,684,591	$ 7,824,477

Cost of goods sold	3,011,531	2,497,338	5,730,645	4,907,145

Gross profit	1,264,875	1,329,637	2,953,946	2,917,332

Selling, general and administrative expenses	1,056,093	1,008,048	2,124,596	2,253,573

Operating income	208,782	321,589	829,350	663,759

Other expense, net	(10,428)	(90,165)	(55,957)	(173,678)

Income before provision for income taxes, equity in net
income of affiliate and minority stockholder's interest	198,354	231,424	773,393	490,081

Provision for income taxes	74,000	88,200	295,700	183,200

Income before equity in net income of affiliate
and minority stockholder's interest	124,354	143,224	477,693	306,881

Equity in net income (loss) of affiliate	(782)	1,971	3,807	4,503

Income before minority stockholder's interest	123,572	145,195	481,500	311,384

Minority stockholder's interest	(10,263)	(6,421)	(19,961)	(17,097)

Net income	$113,309	$ 138,774	$461,539	$ 294,287
Basic and diluted earnings per common share	$ 0.04	$ 0.04	$ 0.15	$ 0.09

See notes to condensed consolidated financial statements

1204:
TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited) November 30,
For the six months ended	2007	2006

Cash flows from operating activities:
Net income	$ 461,539	$ 294,287
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	179,323	178,625
Gain of sale of equipment	(890)	-
Stock based compensation expense related to employee stock options	37,741	76,368
Bad debts expense	(68,105)	45,000
Equity in net (income) loss of affiliate	(3,807)	(4,503)
Minority stockholder's interest	19,961	17,097
Changes in other assets and liabilities:
Accounts receivable	1,653,581	(915,010)
Inventory	(1,311,140)	(871,521)
Costs and estimated earnings in excess of billings	548,766	884,857
Other current assets	(236,548)	142,656
Payables - trade	411,330	(366,113)
Accrued commissions	(92,370)	263,245
Billings in excess of costs and estimated earnings	112,598	33,600
Other current liabilities	(306,709)	203,167
Net cash flows from (for) operating activities	1,405,270	(18,245)

Cash flows from investing activities:
Acquisition of property and equipment	(370,266)	(135,868)
Other investing activities	15,329	10,695
Net cash flows for investing activities	(354,937)	(125,173)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt	(875,058)	146,486
Payables - affiliate	(71,845)	(27,774)
Proceeds from issuance of common stock	8,940	6,965
Net cash flows from (for) financing activities	(937,963)	125,677

Net increase (decrease) in cash and cash equivalents	112,370	(17,741)

Cash and cash equivalents - beginning	22,748	60,011

Cash and cash equivalents - ending	$ 135,118	$ 42,270

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2007 and May 31, 2007, the results of operations for the three and six months ended November 30, 2007 and November 30, 2006, and cash flows for the six months ended November 30, 2007 and November 30, 2006. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2007.  There have been no updates or changes to our audited financial statements for the year ended May 31, 2007.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.

For the three and six month periods ended November 30, 2007 and 2006 the net income was divided by 3,145,692 and 3,142,778, respectively, which is net of the Treasury shares, to calculate the net income per share.

4.	The results of operations for the six month period ended November 30, 2007 are not necessarily indicative of the results to be expected for the full year.

5.

Significant Equity Investee: The Company owns approximately a 23% equity investment in Tayco Developments, Inc. (Developments).  For the six months ended November 30, 2007, Developments had revenues of $144,000 and net income of $118,000.  The carrying amount of the investment in Developments as of November 30, 2007 and May 31, 2007 was $455,000 and $452,000.

6.

Effective June 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  The Company utilized the modified prospective approach of adoption under SFAS No. 123R.  Accordingly, compensation cost recognized in the six month period ended November 30, 2007 includes compensation cost for all stock options granted subsequent to May 31, 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R on June 1, 2006, the Company's earnings before income taxes for the six month periods ended November 30, 2007 and 2006 was approximately $38,000 and $76,000 lower than if it had continued to be accounted for as share-based compensation under APB Opinion 25.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2007 and 2006
Increase /
(Decrease)
Sales, net	$ 860,000
Cost of goods sold	$ 824,000
Selling, general and administrative expenses	$ (129,000)
Other expense, net	$ (118,000)
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 283,000
Provision for income taxes	$ 113,000
Income before equity in net income of affiliate and minority stockholder's interest	$ 171,000
Equity in net income of affiliate	$ (1,000)
Net income	$ 167,000

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

For the six months ended November 30, 2007  (All figures being discussed are for the six months ended November 30, 2007 as compared to the six months ended November 30, 2006.)

	Six months ended		Change
	November 30, 2007	November 30, 2006	Increase / (Decrease)	Percent Change
Net Revenue	$ 8,685,000	$ 7,824,000	$ 861,000	11%
Cost of sales	5,731,000	4,907,000	824,000	17%
Gross profit	$ 2,954,000	$ 2,917,000	$ 37,000	1%
..as a percentage of net revenues	34%	37%

The Company's consolidated results of operations showed a 11% increase in net revenues and an increase in net income of 57%. Revenues recorded in the current period for long-term construction projects were slightly less (12%) than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were up approximately $1,441,000 or 51% over the level recorded in the prior year.  This increase is primarily in sales of products to customers in aerospace and defense related fields.  Gross profit increased by 1%.  The gross profit as a percentage of net revenues for the current and prior year periods was 34% and 37%.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses
Six months ended	Change
2052:
	November 30, 2007	November 30, 2006	Increase / (Decrease)	Percent Change
Outside Commissions	$ 593,000	$ 781,000	$(188,000)	-24%
Other SG&A	1,532,000	1,473,000	59,000	4%
Total SG&A	$2,125,000	$2,254,000	$(129,000)	-6%
..as a percentage of net revenues	24%	29%

Selling, general and administrative expenses decreased by 6% from the prior year.  Outside commission expense decreased by 24% over last year's level.  Outside commission expense was lower in this period due to higher commission rates on two large, long-term construction projects in production last year, offset slightly by a higher volume of sales subject to commission in the current year.  Other selling, general and administrative expenses increased by only 4% from last year to this.

The above factors resulted in operating income of $829,000 for the six months ended November 30, 2007, up 25% from the $664,000 in the same period of the prior year.

Other expense, net, of $56,000 is primarily interest expense and is $118,000 less than in the prior year.  The average level of use of the Company's operating line of credit during the period decreased significantly from $3.6 million last year to $1.7 million this year.    The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

Summary comparison of the three months ended November 30, 2007 and 2006
Increase /
(Decrease)
Sales, net	$ 449,000
Cost of goods sold	$ 514,000
Selling, general and administrative expenses	$ 48,000
Other expense, net	$ (80,000)
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ (33,000)
Provision for income taxes	$ (14,000)
Income before equity in net income of affiliate and minority stockholder's interest	$ (19,000)
Equity in net income of affiliate	$ (3,000)
Net income	$ (25,000)

For the three months ended November 30, 2007  (All figures being discussed are for the three months ended November 30, 2007 as compared to the three months ended November 30, 2006.)

	Three months ended		Change
	November 30, 2007	November 30, 2006	Increase / (Decrease)	Percent Change
Net Revenue	$ 4,276,000	$ 3,827,000	$ 449,000	12%
Cost of sales	3,011,000	2,497,000	514,000	21%
Gross profit	$ 1,265,000	$ 1,330,000	$ (65,000)	-5%
..as a percentage of net revenues	30%	35%

The Company's consolidated results of operations showed a 12% increase in net revenues and a decrease in net income of 18%. Revenues recorded in the current period for long-term construction projects were slightly less (6%) than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were up approximately $589,000 or 36% over the level recorded in the prior year.  This increase is primarily in sales of products to customers in aerospace and defense related fields.  Gross profit decreased by 5%.  The gross profit as a percentage of net revenues for the current and prior year periods was 30% and 35%.  The gross profit is lower primarily because of nine long-term construction projects in Asia that were negotiated in a very competitive market.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses
Three months ended	Change
	November 30, 2007	November 30, 2006	Increase / (Decrease)	Percent Change
Outside Commissions	$ 343,000	$ 340,000	$ 3,000	1%
Other SG&A	713,000	668,000	45,000	7%
Total SG&A	$1,056,000	$1,008,000	$ 48,000	5%
..as a percentage of net revenues	25%	26%

Selling, general and administrative expenses increased by 5% from the prior year.  Outside commission expense increased by 1% over last year's level.  Outside commission expense was slightly higher in this period due to a higher commission accrued on one long-term construction project in Asia, combined with a higher volume of sales subject to commission in the current year.    Other selling, general and administrative expenses increased by only 7% from last year to this.

The above factors resulted in operating income of $209,000 for the three months ended November 30, 2007, down 35% from the $322,000 in the same period of the prior year.

Other expense, net, of $10,000 is primarily interest expense and is $80,000 less than in the prior year.  The average level of use of the Company's operating line of credit during the period decreased significantly from $3.6 million last year to $1.2 million this year.    The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten year term.  Options not exercised at the end of the term expire.

On June 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  The Company utilized the modified prospective approach of adoption under SFAS No. 123R which resulted in the recognition of $38,000 and $76,000 of compensation cost for the six month periods ended November 30, 2007 and 2006.

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

                                                                                                   November 30, 2007   November 30, 2006

                                                         Risk-free interest rate:              3.625%                           3%
                                               Expected life of the options:            2.5 years                    2.5 Years
                                          Expected share price volatility:              61.47%                      152.96%
                                                            Expected dividends:                zero                             zero

These assumptions resulted in:
                Estimated fair-market value per stock option:                 $2.47                           $4.82

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the six month period ended November 30, 2007 is presented below:

	Number of Options	Weighted- Average Exercise Price
Options outstanding and exercisable at May 31, 2007:	87,500	$ 5.200
Options granted:	15,250	$ 6.170
Options exercised:	-	-
Options expired:	-	-

Options outstanding and exercisable at November 30, 2007:	102,750	$ 5.342

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

Capital expenditures for the six months ended November 30, 2007 were $370,000 compared to $136,000 in the same period of the prior year.  There are no material commitments for capital expenditures as of November 30, 2007.

The Company has a $5,000,000 line of credit with a bank.  There is a $891,000 principal balance outstanding as of November 30, 2007, which is down from the $1,628,000 balance outstanding as of May 31, 2007.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit and other financing arrangements, including Niagara County Industrial Development Agency Bond financing.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2008 - $100,000; 2009 - $138,000; 2010 - $72,000; 2011 - $27,000; 2012 - $27,000; and 2013 - $20,000.

Inventory and Maintenance Inventory
November 30, 2007	May 31, 2007	Increase / (Decrease)
Raw Materials	$ 427,000		$ 425,000		$ 2,000	-
Work in process	5,392,000		4,221,000		1,171,000	28%
Finished goods	395,000		447,000		(52,000)	-12%
Inventory	6,214,000	87%	5,093,000	87%	1,121,000	22%
Maintenance and other inventory	944,000	13%	754,000	13%	190,000	25%
Total	$7,158,000	100%	$5,847,000	100%	$1,311,000	22%
Inventory turnover	1.8		2.0
NOTE: Inventory turnover is annualized for the six month period ended November 30, 2007.

Inventory, at $6,214,000 as of November 30, 2007, is 22% higher than the prior year-end.  Of this, approximately 87% is work in process, 6% is finished goods, and 7% is raw materials.  The work in process component of inventory increased by 28%.  This change is the result of increased production activity on sales orders not accounted for using the percentage of completion method of accounting.

Maintenance and other inventory represents stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  The maintenance inventory increased by 25% since May 31, 2007.  This significant increase is primarily due to the reclassification, from current inventory, of a group of components used in the manufacture of a certain unit used in the aerospace field.  There are no orders in the sales backlog for these products at November 30, 2007.  These components will be used when units in the field are sent to the Company for repair or replacement.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $90,000 and $75,000 for the six month periods ended November 30, 2007 and 2006.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
November 30, 2007	May 31, 2007	Increase /(Decrease)
Accounts receivable	$ 2,308,000	$ 3,894,000	$ (1,586,000)	-41%
Costs and estimated earnings in excess of billings	1,442,000	1,991,000	(549,000)	-28%
Less: Billings in excess of costs and estimated earnings	131,000	18,000	113,000	628%
Net	$ 3,619,000	$ 5,867,000	$ (2,248,000)	-38%

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

Accounts receivable of $2,308,000 as of November 30, 2007 includes approximately $456,000 of amounts retained by customers on long-term construction projects ("Project(s)").   The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $1,442,000 balance in this account at November 30, 2007 is 28% less than the prior year-end.  Generally, if progress billings are permitted under the terms of a Project sales agreement, the more complete the Project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.

The balances in this account are comprised of the following components:

	November 30, 2007	May 31, 2007
Costs	$ 2,166,000	$ 3,218,000
Estimated earnings	1,105,000	1,787,000
Less: Billings to customers	1,829,000	3,014,000
Costs and estimated earnings in excess of billings	$ 1,442,000	$ 1,991,000
Number of Projects in progress	14	17

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized.  The $131,000 balance in this account at November 30, 2007 is a $113,000 increase from the balance at the end of the prior year.  Included in this balance at November 30, 2007 is $28,000 in advance billings on a long-term construction project that is not yet in progress.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	November 30, 2007	May 31, 2007
Billings to customers	$ 626,000	$ 72,000
Less: Costs	382,000	39,000
Less: Estimated earnings	1,139,000	15,000
Billings in excess of costs and estimated earnings	$ 131,000	$ 18,000
Number of Projects in progress	3	1
Number of Projects not in progress, with billings	1	-

Summary of factors affecting the year-end balances in the asset "costs and estimated earnings in excess of billings", and the liability, "billings in excess of costs and estimated earnings":

	November 30, 2007	May 31, 2007
Number of Projects in progress	17	18
Aggregate percent complete	71%	70%
Average total sales value of Projects in progress	$340,000	$408,000
Percentage of total value invoiced to customer	51%	42%

Other Balance Sheet Items

The Company's backlog of sales orders at November 30, 2007 is $13.3 million, up slightly from the $12.5 million backlog value at the end of the prior year.  $1.5 million of the current backlog is on long-term construction projects already in progress.

Accounts payable, at $1,405,000 as of November 30, 2007, is approximately 41% more than the prior year-end.  This balance will fluctuate as the requirement to purchase goods and services fluctuates which is driven in part by the level of long-term construction project activity.  As work progresses on Projects in our sales order backlog, more purchases will occur and the accounts payable balance will rise.  Requirements to purchase goods and services to support sales orders that are not long-term construction projects have increased as well.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of November 30, 2007 are $574,000, down slightly from the $666,000 accrued at the prior year-end.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities decreased by $307,000 from the prior year-end, to $952,000.  Most of this decrease is due to payments made in the current period against income tax liabilities.  Payments on these liabilities will take place as scheduled within the next twelve months.

The Company paid $56,000 to Developments during the six months ended November 30, 2007, reducing the principal balance on the note payable to $88,000.

Management believes that the Company's cash flows from operations and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases for the next twelve months.

TAYLOR DEVICES, INC.

Item 3.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

            The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2007 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that material information relating to the Company was made known to the officers by others within the Company.

            (b)           Changes in internal controls.

            There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

TAYLOR DEVICES, INC.

Part II - Other Information

ITEM 1	Legal Proceedings
None.
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) The Company sold no equity securities during the fiscal quarter ended August 31, 2007 that were not registered under the Securities Act.
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable
(c) Repurchases of Equity Securities

	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	September 1, 2007 - September 30, 2007	-	-	-	.
	October 1, 2007 - October 31, 2007	-	-	-	.
	November 1, 2007 - November 30, 2007	-	-	-	.
	Total	-	-	-	$160,802 (1)

(1) In 1998, the Company initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000.  Additional deposits totaling $435,000 have been made to the plan, with expenditures of $499,198.  To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

(d)

Under the terms of the Company's credit arrangements with its primary lender, the Company is prohibited from issuing cash dividends.  In addition, the credit arrangements require the Company to maintain net working capital of at least $2,000,000 and tangible net worth of at last $6,000,000, as such terms are defined in the credit documents.  On November 30, 2007, under such definitions the Company's net working capital and tangible net worth were significantly in excess of such limits.

ITEM 3 Defaults Upon Senior Securities
None
15
ITEM 4	Submission of Matters to Vote of Securities Holders

The Annual Meeting of Shareholders was held on November 2, 2007.  The total outstanding number of shares on the meeting record date of September 25, 2007 was 3,146,609.  A total of 2,850,682 shares were present in person or by proxy at the meeting.  The following are the election results for the slate of directors presented by management.

One Class 2 Director of the Company, John Burgess, was elected to serve the remaining two years of a three-year term expiring in 2009.  2,845,725 shares were voted for the nominee and 4,957 were .

Two Class 3 Directors of the Company, Douglas P. Taylor and Randall L. Clark, were elected to serve a three-year term expiring in 2010.  2,815,027 shares were voted for Mr. Taylor and 35,655 were withheld.  2,815,405 shares were voted for Mr. Clark and 35,277 were withheld.  Directors whose term of office continued after the meeting were Richard G. Hill and Reginald B. Newman II.

The shareholders approved and ratified the form of Indemnification Agreement between the Company and its directors and designated officers.

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

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of November 30, 2007, the related condensed consolidated statements of income for the three and six months ended November 30, 2007 and November 30, 2006 and cash flows for the six months ended November 30, 2007 and November 30, 2006.  These interim financial statements are the responsibility of the Company's management.

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
December 28, 2007

TAYLOR DEVICES, INC.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	January 4, 2008	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	January 4, 2008	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer