Form 10QSB
period 2008-02-29
TAYLOR DEVICES INC
filed 2008-04-14
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                        For the quarterly period ended February 29, 2008

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
Address of principal executive offices

716‑694‑0800
Issuer's Telephone Number

(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at March 28, 2008
Common Stock (2‑1/2 cents par value)	3,156,569

Transitional Small Business Disclosure Format (Check one):	Yes	No	X

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	February 29, 2008	May 31, 2007

Assets
Current assets:
Cash and cash equivalents	$ 62,120	$ 22,748
Accounts receivable, net	2,618,387	3,893,793
Inventory	6,785,725	5,093,146
Costs and estimated earnings in excess of billings	1,606,514	1,991,183
Other current assets	1,193,458	954,358
Total current assets	12,266,204	11,955,228

Maintenance and other inventory, net	913,627	753,825

Property and equipment, net	3,518,396	3,349,810

Investment in affiliate, at equity	456,483	451,520

Intangible and other assets	139,922	142,007
	$ 17,294,632	$ 16,652,390
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 1,808,335	$ 1,866,066
Payables - trade	1,275,850	994,057
Accrued commissions	647,655	666,323
Billings in excess of costs and estimated earnings	80,834	18,002
Other current liabilities	982,716	1,258,783
Total current liabilities	4,795,390	4,803,231

Long-term liabilities	433,252	564,207
Payables - affiliate	43,676	174,609
Minority stockholder's interest	547,718	520,504

Stockholders' Equity:
Common stock and additional paid-in capital	4,888,751	4,830,543
Retained earnings	7,641,927	6,815,378
	12,530,678	11,645,921
Treasury stock - at cost	(1,056,082)	(1,056,082)
Total stockholders' equity	11,474,596	10,589,839

	$ 17,294,632	$ 16,652,390

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Sales, net	$ 4,926,252	$ 4,604,636	$ 13,610,843	$ 12,429,113

Cost of goods sold	3,169,589	3,048,809	8,900,234	7,955,954

Gross profit	1,756,663	1,555,827	4,710,609	4,473,159

Selling, general and administrative expenses	1,132,753	1,092,565	3,257,349	3,346,138

Operating income	623,910	463,262	1,453,260	1,127,021

Other expense, net	(20,804)	(66,207)	(76,761)	(239,885)

Income before provision for income taxes, equity in net
income of affiliate and minority stockholder's interest	603,106	397,055	1,376,499	887,136

Provision for income taxes	232,000	151,000	527,700	334,200

Income before equity in net income of affiliate
and minority stockholder's interest	371,106	246,055	848,799	552,936

Equity in net income (loss) of affiliate	(1,156)	1,987	4,963	6,490

Income before minority stockholder's interest	372,262	248,042	853,762	559,426

Minority stockholder's interest	(7,253)	(9,871)	(27,214)	(26,968)

Net income	$ 365,009	$ 238,171	$ 826,548	$ 532,458

Basic and diluted earnings per common share	$ 0.12	$ 0.08	$ 0.26	$ 0.17

See notes to condensed consolidated financial statements

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	February 29,	February 28,
For the nine months ended	2008	2007

Cash flows from operating activities:
Net income	$ 826,548	$ 532,458
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	270,169	273,094
Gain of sale of equipment	(890)	-
Stock based compensation expense related to employee stock options	37,741	76,368
Bad debts expense	(68,105)	78,000
Equity in net income of affiliate	(4,963)	(6,490)
Minority stockholder's interest	27,214	26,968
Changes in other assets and liabilities:
Accounts receivable	1,343,511	(597,560)
Inventory	(1,852,381)	(694,274)
Costs and estimated earnings in excess of billings	384,669	1,845,494
Other current assets	(247,589)	191,294
Payables - trade	281,793	(319,026)
Accrued commissions	(18,668)	(171,937)
Billings in excess of costs and estimated earnings	62,832	39,824
Other current liabilities	(276,066)	465,445
Net cash flows from operating activities	765,815	1,739,658

Cash flows from investing activities:
Acquisition of property and equipment	(432,455)	(215,265)
Other investing activities	5,164	505
Net cash flows for investing activities	(427,291)	(214,760)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt	(188,686)	(1,475,440)
Payables - affiliate	(130,933)	(74,478)
Proceeds from issuance of common stock	20,467	10,828
Net cash flows for financing activities	(299,152)	(1,539,090)

Net increase (decrease) in cash and cash equivalents	39,372	(14,192)

Cash and cash equivalents - beginning	22,748	60,011

Cash and cash equivalents - ending	$ 62,120	$ 45,819

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 29, 2008 and May 31, 2007, the results of operations for the three and nine months ended February 29, 2008 and February 28, 2007, and cash flows for the nine months ended February 29, 2008 and February 28, 2007. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2007.  There have been no updates or changes to our audited financial statements for the year ended May 31, 2007.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.

For the three and nine month periods ended February 29, 2008 and February 28, 2007 the net income was divided by 3,146,622 and 3,143,251, respectively, which is net of the Treasury shares, to calculate the net income per share.

4.	The results of operations for the nine month period ended February 29, 2008 are not necessarily indicative of the results to be expected for the full year.

5.

Significant Equity Investee: The Company owns approximately a 23% equity investment in Tayco Developments, Inc. (Developments).  For the nine months ended February 29, 2008, Developments had revenues of $211,000 and net income of $128,000.  The carrying amount of the investment in Developments as of February 29, 2008 and May 31, 2007 was $456,000 and $452,000.

6.

Effective June 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  The Company utilized the modified prospective approach of adoption under SFAS No. 123R.  Accordingly, compensation cost recognized in these financial statements includes compensation cost for all stock options granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R on June 1, 2006, the Company's earnings before income taxes for the nine month periods ended February 29, 2008 and February 28, 2007 was approximately $38,000 and $76,000 lower than if it had continued to be accounted for as share-based compensation under APB Opinion 25.

7.

Effective March 31, 2008, the Company merged with Developments following approval from shareholders of both companies. Taylor Devices, Inc. is the surviving corporation.   Under the terms of the Plan of Merger, each share of Developments' common stock shall be converted into one share of the Company's common stock.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the nine months ended February 29, 2008 and February 28, 2007
Increase /
(Decrease)
Sales, net	$ 1,182,000
Cost of goods sold	$ 944,000
Selling, general and administrative expenses	$ (89,000)
Other expense, net	$ (163,000)
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 489,000
Provision for income taxes	$ 194,000
Income before equity in net income of affiliate and minority stockholder's interest	$ 296,000
Equity in net income of affiliate	$ (2,000)
Net income	$ 294,000

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

For the nine months ended February 29, 2008  (All figures being discussed are for the nine months ended February 29, 2008 as compared to the nine months ended February 28, 2007.)

	Nine months ended		Change
	February 29, 2008	February 28, 2007	Increase / (Decrease)	Percent Change
Net Revenue	$ 13,611,000	$ 12,429,000	$ 1,182,000	10%
Cost of sales	8,900,000	7,956,000	944,000	12%
Gross profit	$ 4,711,000	$ 4,473,000	$ 238,000	5%
as a percentage of net revenues	35%	36%

The Company's consolidated results of operations showed a 10% increase in net revenues and an increase in net income of 55%. Revenues recorded in the current period for long-term construction projects were slightly less (7%) than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were up approximately $1,728,000 or 34% over the level recorded in the prior year.  This increase is primarily in sales of products to customers in aerospace and defense related fields.  Gross profit increased by 5%.  The gross profit as a percentage of net revenues for the current and prior year periods was 35% and 36%.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses
Nine months ended	Change
	February 29, 2008	February 28, 2007	Increase / (Decrease)	Percent Change
Outside Commissions	$ 904,000	$1,091,000	$(187,000)	-17%
Other SG&A	2,353,000	2,255,000	98,000	4%
Total SG&A	$3,257,000	$3,346,000	$ (89,000)	-3%
as a percentage of net revenues	24%	27%

Selling, general and administrative expenses decreased by 3% from the prior year.  Outside commission expense decreased by 17% over last year's level.  Outside commission expense was lower in this period due to higher commission rates on two large, long-term construction projects in production last year, offset slightly by a higher volume of sales subject to commission in the current year.  Other selling, general and administrative expenses increased by only 4% from last year to this.

The above factors resulted in operating income of $1,453,000 for the nine months ended February 29, 2008, up 29% from the $1,127,000 in the same period of the prior year.

Other expense, net, of $77,000 is primarily interest expense and is $163,000 less than in the prior year.  The average level of use of the Company's operating line of credit during the period decreased significantly from $3.2 million last year to $1.5 million this year.    The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

Summary comparison of the three months ended February 29, 2008 and February 28, 2007
Increase /
(Decrease)
Sales, net	$ 322,000
Cost of goods sold	$ 121,000
Selling, general and administrative expenses	$ 40,000
Other expense, net	$ (45,000)
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ 206,000
Provision for income taxes	$ 81,000
Income before equity in net income of affiliate and minority stockholder's interest	$ 125,000
Equity in net income of affiliate	$ (1,000)
Net income	$ 127,000

For the three months ended February 29, 2008  (All figures being discussed are for the three months ended February 29, 2008 as compared to the three months ended February 28, 2007.)

	Three months ended		Change
	February 29, 2008	February 28, 2007	Increase / (Decrease)	Percent Change
Net Revenue	$ 4,926,000	$ 4,604,000	$ 322,000	7%
Cost of sales	3,170,000	3,049,000	121,000	4%
Gross profit	$ 1,756,000	$ 1,555,000	$ 201,000	13%
as a percentage of net revenues	36%	34%

The Company's consolidated results of operations showed a 7% increase in net revenues and an increase in net income of 53%. Revenues recorded in the current period for long-term construction projects were slightly more (2%) than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were up approximately $287,000 or 12% over the level recorded in the prior year.  This increase is primarily in sales of products to customers in aerospace and defense related fields.  Gross profit increased by 13%.  The gross profit as a percentage of net revenues for the current and prior year periods was 36% and 34%.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses
Three months ended	Change
	February 29, 2008	February 28, 2007	Increase / (Decrease)	Percent Change
Outside Commissions	$ 311,000	$ 311,000	$ -	-
Other SG&A	822,000	782,000	40,000	5%
Total SG&A	$1,133,000	$1,093,000	$ 40,000	4%
as a percentage of net revenues	23%	24%

Selling, general and administrative expenses increased by 4% from the prior year.  Outside commission expense remained constant with last year's level.  Other selling, general and administrative expenses increased by only 5% from last year to this.

The above factors resulted in operating income of $624,000 for the three months ended February 29, 2008, up 35% from the $463,000 in the same period of the prior year.

Other expense, net, of $21,000 is primarily interest expense and is $45,000 less than in the prior year.  The average level of use of the Company's operating line of credit during the period decreased significantly from $2.4 million last year to $1.2 million this year.    The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten year term.  Options not exercised at the end of the term expire.

On June 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  The Company utilized the modified prospective approach of adoption under SFAS No. 123R which resulted in the recognition of $38,000 and $76,000 of compensation cost for the nine month periods ended February 29, 2008 and February 28, 2007.

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

                                                                                                     February 29, 2008     February 28, 2007
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

A summary of changes in the stock options outstanding during the nine month period ended February 29, 2008 is presented below:

                                                                                                                                                               Weighted-
                                                                                                                               Number of               Average
                                                                                                                                 Options             Exercise Price
                         Options outstanding and exercisable at May 31, 2007:             87,500                    $ 5.200
                                                                                          Options granted:             15,250                    $ 6.170
                                                                                       Options exercised:               2,250                    $ 5.123
                                                                                           Options expired:               5,000                    $ 5.885
                  Options outstanding and exercisable at February 29, 2008:             95,500                    $ 5.320

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

Capital expenditures for the nine months ended February 29, 2008 were $432,000 compared to $215,000 in the same period of the prior year.  As of February 29, 2008, the Company has commitments for capital expenditures totaling $200,000 during the next twelve months.

The Company has a $5,000,000 line of credit with a bank.  There is a $1,627,000 principal balance outstanding as of February 29, 2008, which is almost equal to the $1,628,000 balance outstanding as of May 31, 2007.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit and other financing arrangements, including Niagara County Industrial Development Agency Bond financing.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2008 - $49,000; 2009 - $138,000; 2010 - $72,000; 2011 - $27,000; 2012 - $27,000; and 2013 - $20,000.

Inventory and Maintenance Inventory

February 29, 2008	May 31, 2007	Increase / (Decrease)
Raw Materials	$ 433,000		$ 425,000		$ 8,000	2%
Work in process	6,007,000		4,221,000		1,786,000	42%
Finished goods	346,000		447,000		(101,000)	-23%
Inventory	6,786,000	88%	5,093,000	87%	1,693,000	33%
Maintenance and other inventory	913,000	12%	754,000	13%	159,000	21%
Total	$7,699,000	100%	$5,847,000	100%	$ 1,852,000	32%
Inventory turnover	1.8		2.0

NOTE: Inventory turnover is annualized for the nine month period ended February 29, 2008.

Inventory, at $6,786,000 as of February 29, 2008, is 33% higher than the prior year-end.  Of this, approximately 89% is work in process, 5% is finished goods, and 6% is raw materials.  The work in process component of inventory increased by 42%.  This change is the result of increased production activity on sales orders not accounted for using the percentage of completion method of accounting.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  The maintenance inventory increased by 21% since May 31, 2007.  This significant increase is primarily due to the reclassification, from current inventory, of a group of components used in the manufacture of a certain unit used in the aerospace field.  There are no orders in the sales backlog for these products at February 29, 2008.  These components will be used when units in the field are sent to the Company for repair or replacement.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $135,000 and $120,000 for the nine month periods ended February 29, 2008 and February 28, 2007.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
February 29, 2008	May 31, 2007	Increase /(Decrease)
Accounts receivable	$ 2,618,000	$ 3,894,000	$ (1,276,000)	-33%
Costs and estimated earnings in excess of billings	1,607,000	1,991,000	(384,000)	-19%
Less: Billings in excess of costs and estimated earnings	81,000	18,000	63,000	350%
Net	$ 4,144,000	$ 5,867,000	$ (1,723,000)	-29%

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

Accounts receivable of $2,618,000 as of February 29, 2008 includes approximately $329,000 of amounts retained by customers on long-term construction projects ("Project(s)").   The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $1,607,000 balance in this account at February 29, 2008 is 19% less than the prior year-end.  Generally, if progress billings are permitted under the terms of a Project sales agreement, the more complete the Project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.

The balances in this account are comprised of the following components:

	February 29, 2008	May 31, 2007
Costs	$ 1,539,000	$ 3,218,000
Estimated earnings	325,000	1,787,000
Less: Billings to customers	257,000	3,014,000
Costs and estimated earnings in excess of billings	$ 1,607,000	$ 1,991,000
Number of Projects in progress	12	17

As noted above, the current liability, "billings in excess of costs and estimated earnings", represents billings to customers in excess of revenues recognized.  The $81,000 balance in this account at February 29, 2008 is a $63,000 increase from the balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	February 29, 2008	May 31, 2007
Billings to customers	$ 1,065,000	$ 72,000
Less: Costs	393,000	39,000
Less: Estimated earnings	591,000	15,000
Billings in excess of costs and estimated earnings	$ 81,000	$ 18,000
Number of Projects in progress	3	1

Summary of factors affecting the year-end balances in the asset "costs and estimated earnings in excess of billings", and the liability, "billings in excess of costs and estimated earnings":

	February 29, 2008	May 31, 2007
Number of Projects in progress	15	18
Aggregate percent complete	37%	70%
Average total sales value of Projects in progress	$456,000	$408,000
Percentage of total value invoiced to customer	19%	42%

Other Balance Sheet Items

The Company's backlog of sales orders at February 29, 2008 is $11.6 million, down slightly from the $12.5 million backlog value at the end of the prior year.  $4.1 million of the current backlog is on long-term construction projects already in progress.

Accounts payable, at $1,276,000 as of February 29, 2008, is approximately 28% more than the prior year-end.  This balance will fluctuate as the requirement to purchase goods and services fluctuates which is driven in part by the level of long-term construction project activity.  As work progresses on Projects in our sales order backlog, more purchases will occur and the accounts payable balance will rise.  Requirements to purchase goods and services to support sales orders that are not long-term construction projects have increased as well.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of February 29, 2008 are $648,000, down slightly from the $666,000 accrued at the prior year-end.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities decreased by $276,000 from the prior year-end, to $983,000.  Most of this decrease is due to payments made in the current period against income tax liabilities.  Payments on these liabilities will take place as scheduled within the next twelve months.

The Company paid $101,000 to Developments during the nine months ended February 29, 2008, reducing the principal balance on the note payable to $44,000.

Management believes that the Company's cash flows from operations and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases for the next twelve months.

TAYLOR DEVICES, INC.

Item 3A(T).  Controls and Procedures

                    (a)           Evaluation of disclosure controls and procedures.

                    The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of February 29, 2008 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that material information relating to the Company was made known to the officers by others within the Company.

                    (b)           Changes in internal controls.

                    There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

TAYLOR DEVICES, INC.

Part II - Other Information
ITEM 1	Legal Proceedings
None.
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
(a) The Company sold no equity securities during the fiscal quarter ended February 29, 2008 that were not registered under the Securities Act.
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable
(c) Repurchases of Equity Securitiess
	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	December 1, 2007 - December 31, 2007	-	-	-	.
	January 1, 2008 - January 31, 2008	-	-	-	.
	February 1, 2008 - February 29, 2008	-	-	-	.
	Total	-	-	-	$160,802 (1)

(1) In 1998, the Company initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000.  Additional deposits totaling $435,000 have been made to the plan, with expenditures of $499,198.  To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

(d)    Under the terms of the Company's credit arrangements with its primary lender, the Company is prohibited from issuing cash dividends.  In addition, the credit arrangements require the Company to maintain net working capital of at least $2,000,000 and tangible net worth of at least $6,000,000, as such terms are defined in the credit documents.  On February 29, 2008, under such definitions the Company's net working capital and tangible net worth were significantly in excess of such limits.

ITEM 3 Defaults Upon Senior Securities
None
15
ITEM 4 Submission of Matters to Vote of Securities Holders

A Special Meeting of Shareholders was held on February 22, 2008 to approve the Agreement and Plan of Merger dated as   of November 30, 2007 between Taylor Devices, Inc. and Tayco Developments, Inc.  The total outstanding number of shares on the meeting record date of January 11, 2008 was 3,156,061.  The affirmative vote of the holders of at least two-thirds (66 2/3%) of the outstanding shares of common stock entitled to vote at the Special Meeting, or 2,104,041 shares of Taylor, was required for approval of the merger agreement.

At the Special Meeting, 1,801,686 shares voted for the merger, 31,264 shares voted against the merger and 3,539 shares abstained.  The meeting was adjourned until March 28, 2008 at 9:00a.m.

On March 28, 2008, the meeting reconvened.  The holders of 2,130,086 shares, or 67.5%, voted for the merger, 41,228 shares, or 1.3%, voted against the merger and 8,001 shares, or .3%, abstained.  There were no broker non-votes.  The Agreement and Plan of Merger was passed on behalf of the Taylor Shareholders, to become effective April 1, 2008.

ITEM 5 Other Information
(a)	Information required to be disclosed in a Report on Form 8-K, but not reported None
(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors None
ITEM 6 Exhibits
3(i)	Certificate of merger of Tayco Developments, Inc. into Taylor Devices, Inc., effective April 1, 2008.
20(i)	News from Taylor Devices, Inc. Shareholder Letter, Spring 2008.
31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of February 29, 2008, the related condensed consolidated statements of income for the three and nine months ended February 29, 2008 and February 28, 2007 and cash flows for the nine months ended February 29, 2008 and February 28, 2007.  These interim financial statements are the responsibility of the Company's management.

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
March 28, 2008

TAYLOR DEVICES, INC.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	March 28, 2008	s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	March 28, 2008	s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer