Form 10KSB
period 2008-05-31
TAYLOR DEVICES INC
filed 2008-08-21
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                                            For the fiscal year ended May 31, 2008

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

Common Stock ($.025 par value)
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [ X ]       No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  [ X ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes [    ]       No [  X  ]

Issuer's revenues for its most recent fiscal year are $18,593,831.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 13, 2008 was $18,030,860.

The number of shares outstanding of each of the issuer's classes of common equity as of August 13, 2008             3,219,923

TAYLOR DEVICES, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-KSB Reference
Proxy Statement	Part III, Items 9-12
Annual Report to Shareholders	Exhibit 13

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

Business Combination

Effective April 1, 2008, the Company acquired the 77% of the outstanding common shares of Tayco Developments, Inc. ("Developments") that it did not already own.  Following the merger of the companies, Taylor Devices, Inc. was the surviving company.  The results of Developments' operations have been included in the consolidated financial statements since that date.

The merger will allow the complementary operations of both companies, including Developments' patents and other intellectual property and the product development and manufacturing process, to be fully integrated.  The merger is expected to result in significant synergies and reduced administrative expenses, especially expenses associated with maintaining each as a separate company.

In the merger, each outstanding share of Developments' common stock has been converted into the right to receive one share of Taylor Devices, Inc. common stock.  The aggregate purchase price of $5,058,191 was calculated by multiplying the total number of Developments' outstanding shares of common stock (987,928) by the average closing bid and ask prices for shares of the Company's common stock on March 31, 2008 ($5.12).

We have accounted for the merger using the purchase method in accordance with SFAS No. 141 "Business Combinations".  As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed and we determined the excess of fair value of net assets acquired over cost.   Because the fair value of the acquired assets and liabilities assumed exceeded the acquisition price, the valuation of the long-lived assets acquired was reduced to zero in accordance with SFAS No. 141.  Accordingly, no basis was assigned to property, plant and equipment, patents or any other non-current assets and the remaining excess was recorded as an extraordinary gain.

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

Raw Materials and Supplies

The principal raw materials and supplies used by the Company in the manufacture of its products are provided by numerous U.S. and foreign suppliers.  The loss of any one of these would not materially affect the Company's operations.

Dependence Upon Major Customers

The Company is not dependent on any one or a few major customers.   Sales to two customers approximated 23% (13% and 10%, respectively) of net sales for 2008.  The loss of either or both of these customers, unless the business is replaced by the Company, could result in an adverse effect on the results for the Company.

Patents, Trademarks and Licenses

Under a License Agreement ("License Agreement") dated November 1, 1959, between the Company and Developments, an affiliate of the Company, the Company was granted preferential rights to market, in the United States and Canada, all existing and future inventions and patents developed by Developments. This License Agreement terminated when the Company and Developments merged effective April 1, 2008.  As part of the merger, ownership of all patents held by Developments transferred to the Company.  Prior to the merger, the Company recorded a royalty payable to Developments, equal to five percent of sales value of patented items sold and shipped.  The Company incurred royalty charges from Developments of $119,000 and $92,000 in the years ended May 31, 2008 and 2007, respectively.

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales.  The Company has no inventory out on consignment and no consignment sales for the years ended May 31, 2008 and 2007.  No extended payment terms are offered.  During the year ended May 31, 2008, delivery time after receipt of orders averaged 12 to 14 weeks for the Company's standard products.  Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects utilizing custom designed components of the Company.

Need for any Government Approval of Principal Products or Services

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

Research and Development

The Company does not normally engage in any major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the federal government.  See Item 1. Description of Business, "Patents, Trademarks and Licenses".  The Company, however, engages in research testing of its products.  For the fiscal years ended May 31, 2008 and 2007, the Company expended $113,000 and $162,000, respectively, on manufacturing research through Developments.  For the years ended May 31, 2008 and 2007, defense sponsored research and development totaled $26,000 and $69,000, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2008, the Company had 94 employees, including three executive officers, and one part time employee.  The Company has good relations with its employees.

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

In 1994, as part of certain tax-exempt bond financing arrangements, the Company and the Niagara County Industrial Development Agency ("NCIDA") entered into a 15 year Series Lease by NCIDA to the Company of approximately 7,000 square feet of manufacturing space adjacent to the Company's existing large machine shop.  The expansion partially accommodated the Company's increased need for additional manufacturing space for its seismic damper devices.

Rental payments, equivalent to payments of principal and interest due, are made quarterly by the Company over the term of the Lease, and are sufficient to amortize the $1,250,000 tax-exempt industrial development revenue Series A Bonds (the "Bond") issued by the NCIDA.  The payments reimburse HSBC Bank, N.A. ("HSBC"), as issuer of the five year direct-pay irrevocable letter of credit, which is drawn upon by Deutsche Bank Trust Company, Americas, as Trustee, for the benefit of the bondholders.  The letter of credit was renewed by HSBC in November, 2004 for another five-year period.  The Bond bears interest at the HSBC Adjustable Rate Service ("HSBC ARS") rate, plus an incremental amount designated by HSBC Securities, Inc. (the "Remarketing Agent").  The HSBC ARS rate reflects the current bid-side yield of the highest rated short-term, federally tax exempt obligations currently being traded, announced weekly by the Remarketing Agent, not to exceed 15% per annum, and is the minimum rate of interest necessary to enable the Remarketing Agent to remarket the Bond at par.  Annual principal payments by the Company in June of each year range from $25,000 to $150,000, including a final principal payment of $45,000 upon maturity of the Bond on June 1, 2009.  The Bond may be redeemed in whole, or in part, on any quarterly interest payment date, without penalty or premium.  The principal amount outstanding on the Bond as of May 31, 2008 is $80,000.

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

A renewal note dated June 1, 1998 due June 1, 2008 in the face amount of $174,778 is held by HSBC and is secured by property located at 90 Taylor Drive, North Tonawanda, New York.  The principal balance at May 31, 2008 is $4,334.

A mortgage note dated January 1998, due January 1, 2013 in the face amount of $400,000 is also held by HSBC on property located at 90 Taylor Drive, North Tonawanda, New York, with an interest rate equal to the bank's prime interest rate plus 1%.  A monthly payment of $2,222 is due on the first of each month.  The principal balance at May 31, 2008 is $126,666.  All payments on the above obligations are current.

Additional information regarding the Company's long-term debt is contained in Note 9 to the Consolidated Financial Statements filed with this report.

Except for the premises leased from the NCIDA, the Company leases portions of both the building and the property on which it is located from Tayco Realty.  Pursuant to the Lease Agreement between the Company and Tayco Realty, rental payments from June 1, 2007 to May 31, 2008 totaled $159,600.  The Lease Agreement, which contains standard terms and conditions, was renewed on November 1, 2005 for a term of ten years.  Annual rentals are renegotiated by management of the two companies.  The total rent paid by the Company is determined by a base rate, subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by the Company.  The Company also pays for certain expenses incurred for the operation of the facilities.  In addition, the Company leases a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet at $975 per month.  The warehouse is located approximately one-quarter mile from the above-referenced production facilities and office space.  The total rental expense incurred by the Company for this facility in fiscal 2008 was $11,700.  The Company also leases a separate facility for painting, packaging and shipping from an unrelated third party, consisting of approximately 10,000 square feet at $4,000 per month.  The facility is located approximately four miles from the above-referenced production facilities and office space.  The total rental expense incurred by the Company for this facility in fiscal 2008 was $48,000.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The following tables provide information regarding the properties discussed in this Item 2. Description of Property.

TAYLOR DEVICES, INC. AND SUBSIDIARY

DISCLOSURE FOR REG. 228.102(c) FOR FILING 10-KSB

05/31/08

Reg. 228.102(c)-Real Estate

Property Location / Description		Book
90 & 100 Taylor Drive		Accumulated	Net Book	Percentage
N. Tonawanda, NY 14120		Depreciation	Value	of Total
(see below)	Cost	5/31/2008	5/31/2008	Assets
Land	$ 141,483	$ -	$ 141,483
Buildings	1,154,353	792,914	361,439
Improvements	2,571,269	999,243	1,572,026
Total	$ 3,867,105	$ 1,792,157	$ 2,074,948	12.6%
90 Taylor Drive
Land	$ 107,363	$ -	$ 107,363
Building	428,506	428,506	-
Building Improvements-Realty	159,427	77,125	82,302
Building Improvements-Devices	2,411,842	922,118	1,489,724
Total	$ 3,107,138	$ 1,427,749	$ 1,679,389	10.2%
100 Taylor Drive
Land	$ 34,120	$ -	$ 34,120
Building	725,847	364,408	361,439
Total	$ 759,967	$ 364,408	$ 395,559	2.4%

Taylor Devices, Inc. & Subsidiary
Total Assets as of May 31, 2008		$ 16,414,650

Reg. 228.102(c)(3)

Until the time of merger between the Company and Developments (as further discussed in Item 1) and pursuant to the Lease Agreement dated July 1, 2000 between the Company and Developments, the Company, which leases the parcel from Tayco Realty, sub-leased approximately 800 square feet of office and research and development space located at 100 Taylor Drive, North Tonawanda, to Developments at a base annual rental of $12,000.   In fiscal 2008, the Company received total rental payments of $10,000 from Developments.

Reg.228.102(c)(7)(vi)(A-D)

Property Location / Description	Federal Tax	Federal Tax	Federal	Federal Tax	Net Tax
90 & 100 Taylor Drive	Depreciation	Life	Tax	Accumulated	Basis
N. Tonawanda, NY 14120	Methods	Claim	Cost	Depreciation	5/31/2008
(see below)
Straight Line,
Building	MACRS	15-40 Yrs.	$ 1,154,353	$ 803,187	$ 351,166

Straight Line
ACRS,
Building Improvements	MACRS	7-40 Yrs.	2,709,506	1,035,673	1,673,833

Total			$ 3,863,859	$ 1,838,860	$ 2,024,999
90 Taylor Drive
Straight Line,
Building	MACRS	15-31.5 Yrs.	$ 428,506	$ 428,506	$ -

Building Improvements-Realty	Straight Line	7-39 Yrs.	297,664	84,575	213,089

Straight Line
ACRS,
Building Improvements-Devices	MACRS	15-40 Yrs.	2,411,842	951,098	1,460,744

Total			$ 3,138,012	$ 1,464,179	$ 1,673,833
100 Taylor Drive
Building	Straight Line	19-40 Yrs.	$ 725,847	$ 374,681	$ 351,166

Reg. 228.102(c)(7)(vii)

The Company recorded $42,000 expense during the year for real property taxes and payments in lieu of taxes.  This represents a combined tax rate of $39.69 per $1,000 of assessed valuation including a 50% reduction in taxes for the property leased from the NCIDA.  This reduction will cease upon payment in full of the Bond and the Company's purchase for $1.00 of the land leased from the NCIDA.

ITEM 3. LEGAL PROCEEDINGS

The State of New York Workers Compensation Board ("Board") commenced a lawsuit against the Company and 264 other entities in May 2008, seeking to recover funds allegedly owed in connection with the Company's participation in the Manufacturing Self-Insurance Trust ("Trust").  Among the Board's claims are that (i) the Trust provided workers compensation self-insurance to its participating members, including the Company, from April 22, 1997 to August 31, 2006;  (ii) the Board has assumed control of the Trust; (iii) the Trust's liabilities exceed its assets by approximately $29,000,000;  and (iv) the Company and the other participating members are jointly and severally liable for the alleged deficit. The Board claims that it has calculated a rough estimate of each participating member's current share of the deficit, which, for the Company, is alleged to be in excess of $79,555. The Board also claims, however, that the Company and the other 264 participating members could be jointly and severally responsible for sums substantially in excess of the Board's rough estimates. See also "Note 22, Taylor Devices, Inc. and Subsudiary Consolidated Finacial Statements, May 31, 2008.

The Company denies the Board's claims that the Company owes the amounts sought.  The lawsuit was recently commenced, and the Company's investigation into the factual allegations of the lawsuit continues.  It appears that the Board is performing additional forensic audits regarding the Trust, in order to more accurately determine the amounts allegedly owed by the participating members.

Management intends to vigorously defend the claim and has joined with other participating members in a joint defense against the lawsuit.  It is anticipated that the Company, together with other defendants, will conduct an independent forensic audit of the Trust's liabilities and assets.  It is also anticipated that the Company will challenge the legal and contractual basis for the Board's claims.

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 28, 2008, the Company held a special meeting of shareholders in the Company's offices, located at 90 Taylor Drive, North Tonawanda, New York, to vote upon the proposal regarding the pending merger of Developments with and into the Company.

A vote of 66 2/3% of the total shares outstanding, or 2,104,041 shares, was required to approve the merger.  Of the 3,156,061 shares of common stock outstanding as of the record date of January 11, 2008, the holders of 2,129,866 shares, or 67.5%, voted for the approval of the merger, 41,228 shares, or 1.3%, voted against the merger and 8,001 shares, or 0.3% abstained.

The Agreement and Plan of Merger was passed on behalf of the Company's shareholders, effective at the close of business on March 31, 2008.  Developments' shareholders approved the Agreement and Plan of Merger at a special meeting of shareholders held on February 22, 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock trades on the Small Cap Market tier of the National Association of Securities Dealers Automated Quotation ("NASDAQ") stock market under the symbol TAYD.  The high and low market prices noted below for the quarters of fiscal year 2008 and fiscal year 2007 were obtained from NASDAQ.

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	7.150	5.550	7.110	5.270
Second Quarter	7.710	5.880	6.140	4.310
Third Quarter	9.250	4.760	6.640	5.050
Fourth Quarter	7.690	4.600	5.940	4.780

Holders

As of August 13, 2008, the number of issued and outstanding shares of Common Stock was 3,219,923 and the approximate number of record holders of the Company's Common Stock was 850.  Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

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

Such an event will occur if (1) a person or group acquires beneficial ownership of 30% or more of the Company's Common Stock (except through a tender or exchange offer for all shares which the Board determines is fair and in the best interests of the Company and its shareholders); or (2) a person or group commences a tender or exchange offer which will result in the person or group beneficially owning 24% or more of the Common Stock; or (3) the Board determines that a person or group holding at least 24% of the Common Stock intends to cause or pressure the Company into taking actions adverse to its or its shareholders' interests, or that the person or group is causing or is likely to cause a material adverse impact on the business or prospects of the Company.  The Rights Plan will expire on October 5, 2008.

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2008.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
1998 Stock Option Plan 2001 Stock Option Plan 2005 Stock Option Plan	10,000 19,250 91,250	$4.50 $3.80 $5.70	- - 47,250
Equity compensation plans not approved by security holders
2004 Employee Stock Purchase Plan (1)	-	-	243,792
Total	120,500		291,042

(1)

The Company's 2004 Employee Stock Purchase Plan (the "Employee Plan") permits eligible employees to purchase shares of the Company's common stock at fair market value through payroll deductions and without brokers' fees.  Such purchases are without any contribution on the part of the Company.  As permitted by its terms, the Employee Plan had been suspended by the Board of Directors from August 10, 2004 until August 4, 2005.  As of May 31, 2008, 243,792 shares were available for issuance.

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

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the years ended May 31, 2008 and 2007
Increase /
(Decrease)
Sales, net	$ 2,092,000
Cost of goods sold	$ 1,678,000
Selling, general and administrative expenses	$ (48,000)
Other income / (expense)	$ 203,000
Income before provision for income taxes, equity in net income of affiliate, minority stockholder's interest and extraordinary gain	$ 666,000
Provision for income taxes	$ 159,000
Income before equity in net income of affiliate, minority stockholder's interest and extraordinary gain	$ 507,000
Extraordinary gain, net of tax of nil	$ 406,000
Net income	$ 914,000

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

For the year ended May 31, 2008  (All figures being discussed are for the year ended May 31, 2008 as compared to the year ended May 31, 2007.)

	Year ended		Change
	May 31, 2008	May 31, 2007	Increase / (Decrease)	Percent Change
Net Revenue	$18,594,000	$16,501,000	$2,093,000	13%
Cost of sales	12,424,000	10,746,000	1,678,000	16%
Gross profit	$ 6,170,000	$ 5,755,000	$ 415,000	7%
...as a percentage of net revenues	33%	35%

The Company's consolidated results of operations showed a 13% increase in net revenues and an increase in net income of 148%. Gross profit increased by 7%.  Revenues recorded in the current period for long-term construction projects decreased slightly over the level recorded in the prior year.  Revenues recorded for all other product sales increased by 42% over last year.  This significant increase is primarily due to customers in aerospace and defense related businesses.  The gross profit as a percentage of net revenues for the current and prior year periods was 33% and 35%, respectively.   Management is optimistic that the level of construction activity of structures requiring seismic protection as well as the demand for our products in aerospace and defense applications, will remain strong through the fiscal year ending May 31, 2009.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses
Year ended	Change
	May 31, 2008	May 31, 2007	Increase / (Decrease)	Percent Change
Outside Commissions	$1,101,000	$1,322,000	$ (221,000)	-17%
Other SG&A	3,263,000	3,090,000	173,000	6%
Total SG&A	$4,364,000	$4,412,000	$ (48,000)	-1%
...as a percentage of net revenues	23%	27%

Selling, general and administrative expenses decreased by 1% from the prior year.  Outside commission expense decreased by 17% over last year's level.  Outside commission expense was lower in this period due to higher commission rates last year on a few large, long-term construction projects.  Other selling, general and administrative expenses increased by only 6% from last year.

The above factors resulted in operating income of $1,806,000 for the year ended May 31, 2008, up 34% from the $1,343,000 in the prior year.

Interest expense of $137,000 is 55% less than in the prior year.  The average level of use of the Company's operating line of credit decreased from $2.9 million last year to $1.4 million this year.   The interest rate on the operating line of credit decreased 3.25 percentage points since May 31, 2007.  The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

Merger with Tayco Developments

As noted in Item 1, above, the Company merged with Developments effective April 1, 2008.  This transaction had a significant effect on the following consolidated balance sheet items:

                                                                                        May 31, 2008             May 31, 2007
Consolidated Balance Sheet items:
                        Investment in affiliate, at equity                               -                  $   451,520
                                              Payables -- affiliate                               -                  $   174,609
                         Minority stockholder's interest                               -                  $   520,504
                                                       Paid-in capital              $6,332,677                  $4,745,293
                                                     Treasury stock              $2,225,065                  $1,056,082

The Investment in affiliate represented the Company's 23% equity interest in Developments.  After the transaction the Company owned 100% of Developments, the Company was the surviving entity in the merger and the operations were merged.  The Payables -- affiliate item represented amounts owed by the Company to Developments.  The corresponding receivable on the books of Developments offset this payable and both were eliminated upon merger.  Minority stockholder's interest represented Developments' 42% equity interest in Realty.  Upon merger, the Company owned 100% of Realty so there was no longer any minority stockholder interest.

In the merger, each outstanding share of Developments' common stock was converted into the right to receive one share of Taylor Devices, Inc. common stock.  The Paid-in capital of the Company was increased for most of the value of the new shares of stock exchanged for the Developments' shares of stock.  This was offset considerably by the cancellation of the shares of the Company's stock that had been owned by Developments.  The net increase in Paid-in capital for this transaction was $1,479,389.  The per-share value of $5.12 was calculated as the average of the closing Bid and Ask prices on March 31, 2008.  This same amount was used to value the Company's shares of stock that were received as Treasury stock for each share of Developments' stock that was owned by the Company.  A summary of the Company's common stock changes due to the merger follows:

                                                                                                Shares of
                                                                                                Common        Common          Paid-in          Treasury
                                                                                                   Stock              Stock             Capital             Stock

              Shares exchanged for Developments' shares        987,928          $24,698          $5,033,493                      -
Shares cancelled that were owned by Developments      (697,567)        (17,439)       (3,554,104)                     -
    Shares received as Treasury shares for each share
                   of Developments owned by the Company      (228,317)                     -                           -     (1,168,983)

                                                                        Net change         62,044           $  7,259          $1,479,389     ($1,168,983)

A significant change in the Company's Consolidated Statement of Income from last year to this year is the recording of an extraordinary gain that resulted from the merger.  The $406,157 gain was calculated as the amount by which the fair value of the net assets acquired with Developments exceeded the total acquisition costs.  The Equity in net income of affiliate and Minority stockholder's interest lines on the Consolidated Statement of Income were not significantly affected in the current year because the transaction occurred after ten months of the year were completed so the level of activity was not significantly different from a full year.

                                                                                                2008                            2007
Consolidated Statement of Income items:
                         Equity in net income of affiliate              $     12,016                  $     11,142
                         Minority stockholder's interest              $     36,430                  $     36,609
                      Extraordinary gain on the merger              $   406,157                                   -

Following the merger, the independent existence of Developments ended and Realty became a wholly owned subsidiary of the Company.  The chart below shows the Company's equity interest in the affiliated companies prior to the merger and subsequent to the merger:

                                                                                           Before Merger       After Merger
                                 Tayco Developments, Inc.                    23%                      100%    Prior to becoming part of the Company
                                                Tayco Realty, Inc.                    58%                      100%

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten year term.  Options not exercised by the end of the term expire.

On June 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  The Company utilized the modified prospective approach of adoption under SFAS No. 123R which resulted in the recognition of $81,000 and $119,000 of compensation cost for the years ended May 31, 2008 and 2007.

The fair value of each stock option grant has been determined using the Black-Scholes model.  The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants.  The Company used a weighted average expected term.  Expected volatility assumptions utilized in the model were based on volatility of the Company's stock price for the thirty month period immediately preceding the granting of the options.  The Company issued stock options in August 2007 and April 2008.  The risk-free interest rate is derived from the U.S. treasury yield.

The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

                                                                                                                                                    July 2007           April 2008
                                                                                                 Risk-free interest rate:              3.625%                4.25%
                                                                                       Expected life of the options:            2.5 years            2.5 years
                                                                                  Expected share price volatility:                97%                    75%
                                                                                                    Expected dividends:                zero                     zero

  These assumptions resulted in estimated fair-market value per stock option:                $2.47                   $1.71

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the year ended May 31, 2008 is presented below:

                                                                                                                                                               Weighted-
                                                                                                                               Number of               Average
                                                                                                                                 Options             Exercise Price
                         Options outstanding and exercisable at May 31, 2007:             87,500                      $ 5.20
                                                                                          Options granted:             40,250                      $ 5.57
                                                                                       Options exercised:               2,250                      $ 5.12
                                                                                           Options expired:               5,000                      $ 5.89
                         Options outstanding and exercisable at May 31, 2008:           120,500                      $ 5.30

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

Capital expenditures for the year ended May 31, 2008 were $565,000 compared to $252,000 in the prior year.  The Company has commitments to pay $250,000 for construction of a training facility in the fiscal year ending May 31, 2009.

The Company has a $5,000,000 line of credit with a bank.  There is a $879,000 principal balance outstanding as of May 31, 2008, which is down from the $1,628,000 balance outstanding as of May 31, 2007.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit and other financing arrangements, including the NCIDA Bond financing.  In these covenants, the Company agrees to:

  Maintain a minimum working capital position of $2,000,000 at all times;
  limit annual capital expenditures to $650,000;
  maintain a minimum debt service coverage ratio of no less than 1:1; and
  advise the bank of any litigation where the claim amount is $100,000 or greater.

Additional information regarding the Company's long-term debt appears in Part I, item 2 of this Report.

Principal maturities of long-term debt for the subsequent five years are as follows: 2009 - $138,000; 2010 - $72,000; 2011 - $27,000; and 2012 - $26,000; and 2013 - $20,000.

Inventory and Maintenance Inventory
May 31, 2008	May 31, 2007	Increase / (Decrease)
Raw Materials	$ 436,000		$ 425,000		$ 11,000	3%
Work in process	5,811,000		4,221,000		1,590,000	38%
Finished goods	378,000		447,000		(69,000)	-15%
Inventory	6,625,000	88%	5,093,000	87%	1,532,000	30%
Maintenance and other inventory	888,000	12%	754,000	13%	134,000	18%
Total	$ 7,513,000	100%	$ 5,847,000	100%	$ 1,666,000	28%
Inventory turnover	1.9		2.0

Inventory, at $6,625,000 as of May 31, 2008, is 30% higher than the prior year-end.  Of this, approximately 88% is work in process, 6% is finished goods, and 6% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items that the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $180,000 for the year ended May 31, 2008 and $165,000 for the same period last year.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.  There was an insignificant amount of slow-moving inventory used during the year ended May 31, 2008.  The Company disposed of approximately $74,000 and $184,000 of obsolete inventory during the years ended May 31, 2008 and 2007, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
	May 31, 2008	May 31, 2007	Decrease
Accounts receivable	$ 2,109,000	$ 3,894,000	$ (1,785,000)	-46%
Costs and estimated earnings in excess of billings	1,756,000	1,991,000	(235,000)	-12%
Less: Billings in excess of costs and estimated earnings	-	18,000	(18,000)
Net	$ 3,865,000	$ 5,867,000	$ (2,002,000)	-34%

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

Accounts receivable of $2,109,000 as of May 31, 2008 includes approximately $443,000 of amounts retained by customers on long-term construction projects.  The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $1,756,000 balance in this account at May 31, 2008 is a 12% decrease from the prior year-end.  This decrease from last year-end is a reflection of 1.) the decrease in the number of projects in progress at the two balance sheet dates (7 at May 31, 2008  compared to 18 at May 31, 2007) and 2.) the amount of progress billings permitted per the terms of the various sales agreements for the projects (7% of the aggregate order value of the projects in progress at May 31, 2008  has been invoiced to the customers compared to 42% at May 31, 2007).  In the aggregate, the projects in progress at May 31, 2008 are 45% complete at that date while the projects in progress at May 31, 2007 were 70% complete at that date.  The average total sales value of long-term construction projects in process at the end of this year is 63% higher than the end of last year.  Generally, if progress billings are permitted under the terms of a project sales agreement, then the more complete the project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.

As of May 31, 2008, there are sales orders for nine projects that are not yet in progress.  These projects average $260,000 each in value upon completion.  This compares to seven such project as of the prior year end with an average value of almost $450,000.

The year-end balances in this account are comprised of the following components:

	May 31, 2008	May 31, 2007
Costs	$ 1,711,000	$ 3,218,000
Estimated earnings	372,000	1,787,000
Less: Billings to customers	327,000	3,014,000
Costs and estimated earnings in excess of billings	$ 1,756,000	$ 1,991,000
Number of projects in progress	7	17

Summary of factors affecting the year-end balances in the asset "costs and estimated earnings in excess of billings", and the liability, "billings in excess of costs and estimated earnings":

	2008	2007
Number of projects in progress at year-end	7	18
Aggregate percent complete at year-end	45%	70%
Average total value of projects in progress at year-end	$667,000	$408,000
Percentage of total value invoiced to customer	7%	42%

The Company's backlog of sales orders at May 31, 2008 is $11.4 million, down slightly from the backlog at the end of the prior year of $12.5 million.  $2.6 million of the current backlog is on projects already in progress.

Accounts payable, at $1,186,000 as of May 31, 2008, is approximately $192,000 more than the prior year-end.  There is no specific reason for this fluctuation other than the normal payment cycle of vendor invoices.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of May 31, 2008 are $393,000.  This is 41% lower than the $666,000 accrued at the prior year-end.  This significant decrease is reasonable due to the decrease in accounts receivable of $1,785,000 along with the decrease in the current asset, "costs and estimated earnings in excess of billings" by $235,000.  These changes show that we billed the customers for long-term construction projects in progress at the end of the prior year, received payment for much of what we billed, then paid the commissions to the sales representatives prior to May 31, 2008.  Commission expense related to long-term construction projects is recorded at the same time as revenue on the projects is recorded. This liability will not decrease until progress billings on the projects have been issued by the Company and are paid by our customers.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities remained fairly constant with the prior year at $935,000.

Management believes that the Company's cash flows from operations and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases (if any) for the next twelve months.

ITEM 7.FINANCIAL STATEMENTS

For information concerning this Item, see the Company's balance sheet and related financial statements at Item 13.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

ITEM 8A(T). CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.

                The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of May 31, 2008 and have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to ensure that material information relating to the Company was accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

(b)           Management's report on internal control over financial reporting.

                The Company's management, with the participation of the Company's CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.  Based on this assessment management has concluded that, as of May 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

                This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(c)           Changes in internal controls.

                There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

The information required by Items 9, 10, 11 and 12 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on November 7, 2008, which information is hereby incorporated by reference into this Annual Report.  The proxy materials, including the Proxy Statement and Annual Report to Shareholders, will be filed within 120 days after the Company's fiscal year end.

ITEM 13.EXHIBITS
DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
	(i)	Report of Independent Registered Public Accounting Firm
	(ii)	Consolidated Balance Sheets May 31, 2008 and 2007
	(iii)	Consolidated Statements of Income for the years ended May 31, 2008 and 2007
	(iv)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2008 and 2007
	(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2008 and 2007
	(vi)	Notes to Consolidated Financial Statements May 31, 2008 and 2007
EXHIBITS:
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
(i)

Agreement and Plan of Merger by and between Taylor Devices, Inc. and Tayco Developments, Inc. dated November 30, 2007, incorporated by reference to Registration Statement on Form S-4, File No. 333-147878, filed with the Securities and Exchange Committee on January 4, 2008.

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
20
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

(10)	Material Contracts
	(i)	1998 Taylor Devices, Inc. Stock Option Plan attached as Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-6905, filed with the Securities and Exchange Commission on December 24, 1998.
	(ii)	2001 Taylor Devices, Inc. Stock Option Plan attached as Exhibit A to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 24, 2001.
	(iii)	2005 Taylor Devices, Inc. Stock Option Plan attached as Appendix B to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 27, 2005.
	(iv)	Loan Agreements between the registrant and Marine Midland Bank, dated December 2, 1992, incorporated by reference to Exhibit (10)(viii) to Annual Report on Form 10-K, dated September 10, 1993.
(v)

Series Lease between Niagara County Industrial Development Agency and registrant, dated as of November 1, 1994 ($1,250,000 Niagara County Industrial Development Agency, 1994 Adjustable Rate Demand, Industrial Development Revenue Bonds, Series A [MMARS Second Program]), incorporated by reference to Exhibit (10)(ix) to the Annual Report on Form 10-KSB, dated August 21, 1995.

	(vi)	Lease Agreement between registrant and Tayco Realty Corporation, dated November 1, 1995, incorporated by reference to Exhibit (10)(ix) to Annual Report on Form 10-KSB, dated August 22, 1996.
21
	(vii)	Employment Agreement dated as of December 1, 2000 between the Registrant and Douglas P. Taylor, incorporated by reference to Exhibit (10)(x) to Annual Report on Form 10-KSB, dated August 22, 2001.
	(viii)	Employment Agreement dated as of December 1, 2000 between the Registrant and Richard G. Hill, incorporated by reference to Exhibit (10)(xi) to Annual Report on Form 10-KSB, dated August 22, 2001.
(ix)

The 2004 Taylor Devices, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-114085, filed with the Securities and Exchange Commission on March 31, 2004.

(x)

Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File No. 333-114085, for the 2004 Taylor Devices, Inc. Employee Stock Purchase Plan, filed with the Securities and Exchange Commission on August 24, 2006.

(xi)

First Amendment to Employment Agreement dated as of December 22, 2006 between the Registrant and Douglas P. Taylor, incorporated by reference to Exhibit 10(ii) to Quarterly Report on Form 10-QSB for the period ending February 28, 2007.

(xii)

First Amendment to Employment Agreement dated as of December 22, 2006 between the Registrant and Richard G. Hill, incorporated by reference to Exhibit 10(iii) to Quarterly Report on Form 10-QSB for the period ending February 28, 2007.

(xiii)

Indemnification Agreement between registrant and directors and executive officers, attached as Appendix A to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 27, 2007.

	(xiv)	Consent Agreement by and between Taylor Devices, Inc. and HSBC Bank USA, National Association, dated November 30, 2007, attached to this Annual Report on Form 10-KSB.
(11)	Statement regarding computation of per share earnings
REG. 228.601(A)(11) Statement regarding computation of per share earnings

Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2008

		Weighted average common stock outstanding		3,170,715
		Common shares issuable under stock option plans using treasury stock method		16,306
		Weighted average common stock outstanding assuming dilution		3,187,021

		Net income fiscal year ended May 31, 2008	(1)	$ 1,533,285
		Weighted average common stock	(2)	3,170,715
		Basic income per common share (1) divided by (2)		$ .48

		Net income fiscal year ended May 31, 2008	(3)	$ 1,533,285
		Weighted average common stock outstanding assuming dilution	(4)	3,187,021
		Diluted income per common share (3) divided by (4)		$ .48

22
Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2007

		Weighted average common stock outstanding		3,151,166
		Common shares issuable under stock option plans using treasury stock method		8,226
		Weighted average common stock outstanding assuming dilution		3,159,392

		Net income fiscal year ended May 31, 2007	(1)	$ 619,273
		Weighted average common stock	(2)	3,151,166
		Basic income per common share (1) divided by (2)		$ .20

		Net income fiscal year ended May 31, 2007	(3)	$ 619,273
		Weighted average common stock outstanding assuming dilution	(4)	3,159,392
		Diluted income per common share (3) divided by (4)		$ .20
(13)

The Annual Report to Shareholders for the fiscal year ended May 31, 2008 will be filed with the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on November 7, 2008.

(14)	Code of Ethics, incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the period ending May 31, 2004.
(20)	Other documents or statements to security holders
	(i)	News from Taylor Devices, Inc. Shareholder Letter, Summer 2008.
(21)	Subsidiaries of the registrant
Tayco Realty Corporation is a New York corporation organized on September 8, 1977, owned by the Company.
(23)	Report and Consent of Independent Certified Public Accountants
(31)	Officer Certifications
	(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
(32)	Officer Certifications
	(i)	Section 1350 Certification of Chief Executive Officer.
	(ii)	Section 1350 Certification of Chief Financial Officer.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Company approves all professional services, including tax related services, provided to the Company by Lumsden & McCormick, LLP.  With regard to "Audit and Audit-Related" services, the Committee reviews the annual audit plan and approves the estimated audit budget in advance.  The aggregate fees billed by Lumsden & McCormick, LLP for professional services to the Company were $86,700 and $72,500 for the fiscal years ended May 31, 2008 and 2007.

Audit Fees

The aggregate fees billed by Lumsden & McCormick, LLP for professional services rendered in connection with the audit of the Company's annual financial statements, the review of the Company's quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements were $67,500 for each of the fiscal years ended May 31, 2008 and 2007.

Audit-Related Fees

The aggregate fees billed by Lumsden & McCormick, LLP for professional assurance and related services reasonably related to the performance of the audit of the Company's financial statements, but not included under Audit Fees, were $14,200 and zero for the fiscal years ended May 31, 2008 and 2007.

Tax Fees

The aggregate fees billed by Lumsden & McCormick, LLP for professional services for tax compliance, tax advice and tax planning were $5,000 for each of the fiscal years ended May 31, 2008 and 2007.

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

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Douglas P. Taylor	Date:	August 5, 2008
Douglas P. Taylor
President and Director
(Principal Executive Officer)

                                and

By:	/s/Mark V. McDonough	Date:	August 5, 2008
Mark V. McDonough
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Reginald B. Newman II	By:	/s/Richard G. Hill
	Reginald B. Newman II, Director		Richard G. Hill, Director
	August 5, 2008		August 5, 2008

By:	/s/John Burgess	By:	/s/Randall L. Clark
	John Burgess, Director		Randall L. Clark, Director
	August 5, 2008		August 5, 2008

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of
Taylor Devices Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 0-3498) of Taylor Devices Inc. of our report dated August 1, 2008 and any reference thereto in the Annual Report to Shareholders for the fiscal year ended May 31, 2008.

We also consent to such incorporation by reference in Registration Statement Nos. 333-69705, 333-75662, 333-114085 and 333-133340 of Taylor Devices, Inc. on Form S-8 of our report dated August 1, 2008

LUMSDEN & McCORMICK, LLP
Buffalo, New York
August 1, 2008

TAYLOR DEVICES, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary as of May 31, 2008 and 2007 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Lumsden & McCormick, LLP
Buffalo, New York
August 1, 2008

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2008	2007

Assets
Current assets:
Cash and cash equivalents	$ 110,720	$ 22,748
Restricted funds held by Trustee (Note 9)	30,346	29,978
Accounts receivable, net (Note 2)	2,109,157	3,893,793
Inventory (Note 3)	6,625,168	5,093,146
Prepaid expenses	540,945	254,980
Prepaid income taxes	98,345	-
Costs and estimated earnings in excess of billings (Note 4)	1,756,164	1,991,183
Deferred income taxes (Note 11)	691,100	669,400
Total current assets	11,961,945	11,955,228

Maintenance and other inventory, net (Note 5)	887,588	753,825
Property and equipment, net (Note 6)	3,425,910	3,349,810
Investment in affiliate, at equity (Note 7)	-	451,520
Cash value of life insurance	131,135	125,535
Intangible assets	8,072	16,472
	$ 16,414,650	$ 16,652,390
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings (Note 8)	$ 879,000	$ 1,628,000
Current portion of long-term debt (Note 9)	137,621	238,066
Payables - trade	1,186,249	994,057
Accrued commissions	392,693	666,323
Other current liabilities	934,514	929,003
Billings in excess of costs and estimated earnings (Note 4)	-	18,002
Accrued income taxes	-	329,780
Total current liabilities	3,530,077	4,803,231

Long-term debt (Note 9)	145,000	282,622
Payables - affiliate (Note 13)	-	174,609
Deferred income taxes (Note 11)	190,485	281,585
Minority stockholder's interest	-	520,504

Stockholders' Equity:
Common stock, $.025 par value, authorized 8,000,000 shares,
issued 3,712,516 and 3,417,185 shares	92,813	85,250
Paid-in capital	6,332,677	4,745,293
Retained earnings	8,348,663	6,815,378
	14,774,153	11,645,921
Treasury stock -- 493,170 and 264,853 shares at cost	(2,225,065)	(1,056,082)
Total stockholders' equity	12,549,088	10,589,839
	$ 16,414,650	$ 16,652,390

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
For the years ended May 31,	2008	2007

Sales, net (Note 10)	$ 18,593,831	$ 16,501,400

Cost of goods sold	12,424,091	10,746,281

Gross profit	6,169,740	5,755,119

Selling, general and administrative expenses	4,363,652	4,411,678

Operating income	1,806,088	1,343,441

Other income (expense):
Interest, net	(136,959)	(306,789)
Miscellaneous	51,413	18,088
Total other income (expense)	(85,546)	(288,701)

Income before provision for income taxes, equity in net income of affiliate, minority stockholder's interest and extraordinary gain	1,720,542	1,054,740

Provision for income taxes (Note 11)	569,000	410,000

Income before equity in net income of affiliate, minority stockholder's interest and extraordinary gain	1,151,542	644,740

Equity in net income of affiliate (Note 7)	12,016	11,142

Income before minority stockholder's interest and extraordinary gain	1,163,558	655,882
Minority stockholder's interest	(36,430)	(36,609)

Income before extraordinary gain	1,127,128	619,273

Extraordinary gain on the merger of a business, net of deferred income taxes	406,157	-

Net income	$ 1,533,285	$ 619,273
Basic and diluted earnings per common share (Note 12):
Income before extraordinary gain	$ 0.35	$ 0.20
Extraordinary gain on the merger of a business	0.13	-
Net income	$ 0.48	$ 0.20

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

For the years ended May 31, 2008 and 2007

	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2006	$ 85,179	$ 4,611,266	$ 6,196,105	$ (1,056,082)

Net income for the year ended May 31, 2007	-	-	619,273	-

Common stock issued for employee stock
purchase plan (Note 14)	71	15,238	-	-

Stock options issued for services	-	118,789	-	-

Balance, May 31, 2007	85,250	4,745,293	6,815,378	(1,056,082)

Net income for the year ended May 31, 2008	-	-	1,533,285	-

Common stock issued for employee stock
purchase plan (Note 14)	68	16,183	-	-

Common stock issued for employee stock
option plan (Note 15)	56	11,471	-	-

Reclassification of equity balances	180	(180)	-	-

Stock options issued for services	-	80,521	-	-

Net effect on Stockholders' equity of merger with
Tayco Developments, Inc.	7,259	1,479,389	-	(1,168,983)

Balance, May 31, 2008	$ 92,813	$ 6,332,677	$ 8,348,663	$ (2,225,065)

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended May 31,	2008	2007

Cash flows from operating activities:
Net income	$ 1,533,285	$ 619,273
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	358,716	350,512
Gain of sale of equipment	(920)	-
Stock options issued for services	80,521	118,789
Bad debts expense	(68,105)	45,000
Provision for inventory obsolescence	180,000	165,000
Equity in net income of affiliate	(12,016)	(11,142)
Excess of fair value of acquired net assets over cost	(406,157)	-
Deferred income taxes	(55,600)	(3,000)
Minority stockholder's interest	36,430	36,609
Changes in other current assets and liabilities:
Accounts receivable	1,852,741	(1,515,365)
Inventory	(1,845,785)	(1,252,281)
Prepaid expenses	(282,335)	(82,520)
Prepaid income taxes	(96,881)	224,698
Costs and estimated earnings in excess of billings	235,019	3,071,111
Payables - trade	192,192	(321,032)
Accrued commissions	(273,630)	(316,418)
Other current liabilities	(4,130)	535,338
Billings in excess of costs and estimated earnings	(18,002)	(77,419)
Accrued income taxes	(329,780)	325,573
Net cash flows from operating activities	1,075,563	1,912,726

Cash flows from investing activities:
Net cash paid to trustee	(368)	(4,222)
Proceeds from sale of property and equipment	920	-
Cash received upon merger, net of direct costs	690,774	-
Acquisition of property and equipment	(564,683)	(251,703)
Increase in cash value of life insurance	(5,600)	(5,651)
Net cash flows from (for) investing activities	121,043	(261,576)

Cash flows from financing activities:
Net short-term borrowings	(749,000)	(1,383,000)
Payments on long-term debt	(238,067)	(242,024)
Payables - affiliate	(149,345)	(78,698)
Proceeds from issuance of common stock	27,778	15,309
Net cash flows for financing activities	(1,108,634)	(1,688,413)

Net increase (decrease) in cash and cash equivalents	87,972	(37,263)

Cash and cash equivalents - beginning	22,748	s 60,011

Cash and cash equivalents - ending	$ 110,720	$ 22,748

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

64% of the Company's 2008 revenue was generated from sales to customers in the United States and 27% was from sales to customers in Asia.  Remaining sales were to customers in other countries in North America, Europe, South America and Australia.

72% of the Company's 2007 revenue was generated from sales to customers in the United States and 23% was from sales to customers in Asia.  Remaining sales were to customers in Europe, South America and Australia.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned (58% owned for 2008 up to the date of the merger and for all of fiscal 2007) subsidiary, Tayco Realty Corporation (Realty).  Minority stockholder's interest represents Tayco Developments, Inc.'s (Developments) 42% ownership interest in Realty for 2008 up to the date of the merger and for all of fiscal 2007.  As further explained in Note 21, effective April 1, 2008, the Company acquired the 77% of the outstanding common shares of Developments that it did not already own.  Following the merger of the companies, Taylor Devices, Inc. was the surviving company.  The results of Developments' operations have been included in the consolidated financial statements since that date.  Following the merger, Realty became a wholly owned subsidiary of the Company and, as such, the results of its entire operations have also been included since that date.

The Company considers the principles of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities and Accounting Research Bulletin No. 51, Consolidation of Financial Statements, when determining whether an entity is subject to consolidation.  After such consideration, the

Company otherwise accounts for its investments in companies over which it has the ability to exercise significant influence under the equity method if the Company holds 50% or less of the voting stock.

The Company's investment in its minority-owned affiliate, Developments, was reported on the equity method for 2008 up to the date of the merger and for all of fiscal 2007 (see Note 7).  Developments was a patent holding company engaged in research, development and licensing for use in the manufacturing operations of the Company.

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

Cash Value of Life Insurance:

Cash value of life insurance is stated at the surrender value of the contracts.

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

Sales Taxes:

Certain jurisdictions impose a sales tax on Company sales to nonexempt customers.  The Company collects these taxes from customers and remits the entire amount as required by the applicable law.  The Company excludes from revenues and expenses the tax collected and remitted.

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

The stock-based compensation expense for the years ended May 31, 2008 and 2007 was $80,521 and $118,789.

Reclassifications:

The 2007 financial statements have been reclassified to conform with the presentation adopted for 2008.

New Accounting Standards:

In June 2006, the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes."  This interpretation requires the recognition of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  Implementation of the provisions of FIN 48 was required no later than the beginning of the first fiscal year beginning after December 15, 2006.  The Company adopted FIN 48 as of June 1, 2007, as required.  The adoption did not have a material impact on the Company's financial statements.

The Company's practice is to recognize interest and / or penalties related to income tax matters in income tax expense.  The Company did not have any accrued interest or penalties included in its consolidated balance sheet at May 31, 2008 or 2007 and did not recognize any interest and / or penalties in its consolidated statement of income during the year ended May 31, 2008.

The Company's tax returns for the fiscal tax years ended May 31, 2005, 2006, and 2007 are subject to examination by federal and state tax authorities.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements.  In February of 2008, the FASB issued FASB Staff Position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities -- an Amendment of SFAS No. 115."  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by mitigating volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007.  The Company is assessing the impact the adoption of SFAS No. 159 will have on the Company's consolidated financial position and results of operations.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

2.  Accounts Receivable:

	2008	2007
Customers	$ 1,736,828	$ 3,469,485
Customers - retention	443,055	556,870
Other	1,500	18,438
	2,181,383	4,044,793
Less allowance for doubtful
accounts	72,226	151,000
.	$ 2,109,157	$ 3,893,793

3.  Inventory:

	2008	2007
Raw materials	$ 435,905	$ 425,162
Work-in-process	5,811,161	4,221,174
Finished goods	478,102	546,810
	6,725,168	5,193,146
Less allowance for obsolescence	100,000	100,000
.	$ 6,625,168	$ 5,093,146

4.  Costs and Estimated Earnings on Uncompleted Contracts:

.	2008	2007
Costs incurred on uncompleted
contracts	$ 1,914,885	$ 3,256,594
Estimated earnings	434,179	1,802,304
	2,349,064	5,058,898
Less billings to date	592,900	3,085,717
	$ 1,756,164	$ 1,973,181

Amounts are included in the accompanying balance sheets under the following captions:

	2008	2007
Costs and estimated earnings in
excess of billings	$ 1,756,164	$ 1,991,183
Billings in excess of costs and
estimated earnings	-	18,002
.	$ 1,756,164	$ 1,973,181

5.  Maintenance and Other Inventory:

	2008	2007
Maintenance and other inventory	$ 1,851,581	$ 1,611,677
Less allowance for obsolescence	963,993	857,852
.	$ 887,588	$ 753,825

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

The provision for potential inventory obsolescence was $180,000 and $165,000 for the years ended May 31, 2008 and 2007.

6.  Property and Equipment:

	2008	2007
Land	$ 141,483	$ 141,483
Buildings and improvements	3,725,622	3,822,616
Machinery and equipment	4,811,897	4,382,653
Office furniture and equipment	533,604	584,752
Autos and trucks	85,835	75,229
	9,298,441	9,006,733
Less accumulated depreciation	5,872,531	5,656,923
	$ 3,425,910	$ 3,349,810

Depreciation expense was $350,316 and $321,297 for the years ended May 31, 2008 and 2007.

The following is a summary of property and equipment included above which is held under capital leases:

	2008	2007
Buildings and improvements	$ 806,707	$ 806,707
Machinery and equipment	722,915	722,915
Office furniture and equipment	102,985	102,985
	1,632,607	1,632,607
Less accumulated amortization	1,037,386	1,007,893
	$ 595,221	$ 624,714

Minimum future lease payments under capital leases as of May 31, 2008 for each of the next five years and in the aggregate are included in long-term debt (see Note 9).

Amortization of property and equipment under the capital leases included in depreciation expense is $29,493 and $38,389 for the years ended May 31, 2008 and 2007.

7.  Investment in Affiliate:

Investment in affiliate as of May 31, 2007 consisted of the Company's 23% ownership interest in common shares of Developments acquired at a cost of $85,619, plus the Company's cumulative equity in the net income of Developments of $365,901 through the year ended May 31, 2007.  The Pink Sheets OTC quoted market value of the Company's common shares of Developments at May 31, 2007 was $861,897.

As noted in note 21, the Company merged with Developments effective April 1, 2008.

8.  Short-Term Borrowings:

The Company has available a $5,000,000 bank demand line of credit with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25% or the bank's prime rate less ..25%.  The line is secured by accounts receivable, equipment, inventory, and general intangibles.  This line of credit is subject to the usual terms and conditions applied by the bank and is subject to renewal annually.  The amount outstanding under this line at May 31, 2008 was $879,000, all of which was payable at the bank's prime rate less .25% (4.75% at May 31, 2008).  The total amount outstanding at May 31, 2007 was $1,628,000.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis.  Outstanding checks under this arrangement totaled $94,727 and $18,358 as of May 31, 2008 and 2007.  These amounts are included in accounts payable.

9.  Long-Term Debt:

	2008	2007
Bank term note, monthly payments of
$13,713 including interest at 7.19%,
secured by substantially all
assets of the Company, with the
remaining unpaid principal balance
payable in October 2008.	$ 71,621	$ 224,787
Industrial Revenue Development
Bonds, annual principal payments
ranging from $25,000 to $150,000
through June 2009 plus interest at
variable rates based on the highest
rated short-term, federally tax
exempt obligations (5.1% at May
31, 2008).	80,000	115,000
Bank mortgage note, monthly
principal payments of $1,444 plus
interest at the bank's prime rate
plus 1% (6 % at May 31, 2008),
secured by related property, with
the remaining unpaid principal
balance payable in June 2008.	4,334	21,667
Bank mortgage, monthly principal
payments of $2,222 plus interest at
the bank's prime rate plus 1%
(6 % at May 31, 2008), secured
by substantially all assets of the
Company, due February 2013.	126,666	153,334
Other	-	5,900
	282,621	520,688
Less current portion	137,621	238,066
	$ 145,000	$ 282,622

In November 1994, the Company entered into a capital lease agreement with the Niagara County Industrial Development Agency (NCIDA) to finance certain construction costs for additions to its manufacturing/ testing facilities and for the acquisition of machinery and equipment.  To finance the project, NCIDA authorized the sale of its Industrial Revenue Development Bonds, in the aggregate principal amount of $1,250,000, under a trust indenture with a bank as trustee.  The capital lease obligation is secured by a first mortgage on real estate, project machinery and equipment, and guaranteed by an irrevocable bank letter of credit in the amount of $80,000 as of May 31, 2008.

As of May 31, 2008, $30,346 of funds were held by a trustee, representing an interest-bearing tax-free money fund restricted for principal reduction payments of the Industrial Revenue Development Bond during fiscal year ending May 31, 2009.

The term note and mortgage note are subject to restrictive covenants relating to net working capital, tangible net worth, capital expenditures and interest coverage ratio.   The Company is in compliance with all of the covenants as of May 31, 2008.

The aggregate maturities of long-term debt subsequent to May 31, 2008 are:

2009	$ 137,621
2010	71,667
2011	26,667
2012	26,666
2013	20,000
.	$ 282,621

10.  Sales:

Sales to two customers approximated 23% (13% and 10%, respectively) of net sales for 2008.  Sales to two customers approximated 24% (15% and 9%, respectively) of net sales for 2007.

11.  Income Taxes:

.	2008	2007
Current tax provision:
Federal	$ 619,000	$ 395,200
State	6,700	17,800
	625,700	413,000
Deferred tax provision (benefit):
Federal	(93,100)	(700)
State	36,400	(2,300)
	(56,700)	(3,000)
	$ 569,000	$ 410,000

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2008	2007
Computed tax provision
at the expected statutory rate	$ 712,700	$ 350,000
Effect of graduated Federal rates on
subsidiary income	(10,600)	(10,800)
State income tax - net of Federal
tax benefit	4,500	11,400
Tax effect of permanent differences:
Equity in net (income) loss of affiliate	(2,000)	(3,800)
Minority shareholder interest	12,400	12,400
Extraterritorial income exclusion	-	(8,600)
Extraordinary gain upon merger	(137,600)	-
Other permanent differences	(37,600)	43,100
Other	27,200	16,300
	$ 569,000	$ 410,000

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2008	2007
Deferred tax assets:
Allowance for doubtful receivables	$ 24,600	$ 54,800
Tax inventory adjustment	88,700	104,800
Allowance for obsolete inventory	362,900	347,800
Accrued vacation	47,400	46,300
Accrued commissions	10,300	16,600
Warranty reserve	55,100	55,000
Stock options issued for services	68,000	43,100
Other	34,100	1,000
	691,100	669,400
Deferred tax liabilities:
Excess tax depreciation	(190,485)	(281,585)
Net deferred tax assets	$ 500,615	$ 387,815

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

The Company and its subsidiary file separate Federal and State income tax returns.  As of May 31, 2008, the Company had State investment tax credit carryforwards of approximately $165,000 expiring through May 2014.

Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period.  Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2008	2007
Average common shares
outstanding	3,170,715	3,151,166
Common shares issuable under
stock option plans	16,306	8,226
Average common shares
outstanding assuming dilution	3,187,021	3,159,392

13.  Related Party Transactions:

Included in cost of sales are research and development expenses charged by Developments for services performed by its research engineers in the amount of $112,810 and $161,610 for the years ended May 31, 2008 and 2007.

Included in selling, general and administrative expenses is royalty expense charged by Developments for the use of patents in the Company's manufacturing operations in the amount of $119,409 and $91,740 for the years ended May 31, 2008 and 2007.

Included in interest expense for the years ended May 31, 2008 and 2007, are $6,186 and $13,459 charged by Developments at a rate of 8% for non-current liabilities.

Prior to the merger, the Company leased certain office and laboratory facilities to Developments for an annual rental of $12,000.

14.  Employee Stock Purchase Plan:

In March 2004, the Company reserved 295,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan.  Participation in the employee stock purchase plan is voluntary for all employees of the Company.  Purchase of common shares can be made by employee contributions through payroll deductions with a discretionary matching contribution by the Company of a specified percentage of the employees' contributions based on length of employment with the Company.  At the end of each calendar quarter, the employer/employee contributions will be applied to the purchase of common shares at fair market value which are then held in the name of the Company as custodian for the employees' shares.  These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan.  During the years ended May 31, 2008 and 2007, 2,720 ($5.12 to $7.01 price per share) and 2,827 ($4.93 to $6.13 price per share) common shares, respectively, were issued to employees. As of May 31, 2008, 243,792 shares were reserved for further issue.  The amount of Company matching expense was zero for the years ended May 31, 2008 and 2007.

15.  Stock Option Plans:

In 2005, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options.  The incentive stock options qualify for preferential treatment under the Internal Revenue Code.  Under this plan, 140,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 92,750 shares have been granted as of May 31, 2008. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.  Options granted under the Company's previous nonqualified and incentive stock option plans that have not been exercised expire ten years from the date of grant and are exercisable over the period stated in each option.

Using the Black-Scholes option pricing model, the weighted average estimated fair value of each option granted under the plan was $1.99 during 2008 and $3.10 during 2007.  The pricing model uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of the Company's stock.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding.  The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation model.  The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	2008	2007
Risk-free interest rate	4.0%	3.1%
Expected life in years	2.5	2.5
Expected volatility	53%	88%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	Shares	Weighted -Average Exercise Price	Intrinsic Value
Outstanding -- May 31, 2006	85,250	$ 4.05	$ 174,385
Options granted	38,250	$ 5.78
Options exercised	-	-	-
Options expired	36,000	$ 3.11
Outstanding - May 31, 2007	87,500	$ 5.20	$ 59,648
Options granted	40,250	$ 5.57
Options exercised	2,250	$ 5.12	$ 11,527
Options expired	5,000	$ 5.89
Outstanding - May 31, 2008	120,500	$ 5.30	$ 165,590

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of the balance sheet dates.  The aggregate intrinsic value of outstanding options as of the end of each fiscal year is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the money at that date (120,500 at May 31, 2008 and 49,250 at May 31, 2007.)  The Company's closing stock price was $6.67 and $5.80 as of May 31, 2008 and 2007.  As of May 31, 2008, there are 47,250 options available for future grants under the stock option plan.  $11,527 was received from the exercise of share options during the fiscal year ended May 31, 2008.

The following table summarizes information about stock options outstanding at May 31, 2008:

	Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	10,000	6.9	$2.88
$3.01-$4.00	8,500	4.6	$3.16
$4.01-$5.00	-	-	-
$5.01-$6.00	75,000	8.6	$5.55
$6.01-$7.00	27,000	8.7	$6.17
$2.00-$7.00	120,500	8.2	$5.30

The following table summarizes information about stock options outstanding at May 31, 2007:

	Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	10,000	7.9	$2.88
$3.01-$4.00	9,250	5.9	$3.15
$4.01-$5.00	-	-	-
$5.01-$6.00	55,000	9.0	$5.73
$6.01-$7.00	13,250	9.2	$6.17
$2.00-$7.00	87,500	8.6	$5.20

16.  Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series.  The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

17.  Treasury Stock:

As part of the merger transaction with Developments during the year ended May 31, 2008, the Company received as treasury stock, 228,317 shares of its own common stock that had been owned by Developments prior to the merger.

18.  Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code.  The Company matches a percentage of employee voluntary salary deferrals subject to limitations.  The Company may also make discretionary contributions as determined annually by the Company's Board of Directors.  The amount expensed under the plan was $36,637 and $16,538 for the years ended May 31, 2008 and 2007.

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

20.  Cash Flows Information:

.	2008	2007

Interest paid	$ 150,546	$ 312,550

Income taxes paid (refunded)	$1,062,354	$(139,952)

21.  Business Combination:

Effective April 1, 2008, the Company acquired the 77% of the outstanding common shares of Developments that it did not already own.  Following the merger of the companies, Taylor Devices, Inc. was the surviving company.  The results of Developments' operations have been included in the consolidated financial statements since that date.

The merger will allow the complementary operations of both companies, including Developments' patents and other intellectual property and the product development and manufacturing process of Taylor Devices' products to be fully integrated.  The merger is expected to result in significant synergies and reduced administrative expenses, especially expenses associated with maintaining each as a separate company.

In the merger, each outstanding share of Developments' common stock has been converted into the right to receive one share of Taylor Devices, Inc. common stock.  The aggregate purchase price of $5,058,191 was calculated by multiplying the total number of Developments' outstanding shares of common stock (987,928) by the average closing bid and ask prices for shares of the Company's common stock on March 31, 2008 ($5.12).  The Company issued 290,361 common shares as a result of the business combination.

We have accounted for the merger using the purchase method in accordance with SFAS No. 141 "Business Combinations".  As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed and we determined the excess of fair value of net assets acquired over cost.   Because the fair value of the acquired assets and liabilities assumed exceeded the acquisition price, the valuation of the long-lived assets acquired was reduced to zero in accordance with SFAS No. 141.  Accordingly, no basis was assigned to property, plant and equipment, patents or any other non-current assets, and the remaining excess was recorded as an extraordinary gain, net of deferred income taxes.

The following table summarizes the cost of the merger and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.
Acquisition costs:
    Shares of the Company's common stock
    issued to Developments' shareholders              $5,058,191

    Cancellation of shares of the Company's
    common stock owned by Developments
    prior to the merger                                                  (3,571,543)

    Conversion to treasury shares of the
    Company's common stock issued to the
    Company for each share of Developments'
    common stock owned by the Company
    prior to the merger                                                  (1,168,983)

    Elimination of the Company's 23% equity
    investment in Developments prior to merger         457,492

    Elimination of intercompany payable from
    the Company to Developments                                 (25,264)

    Direct costs of the acquisition                                  185,185

Total acquisition costs                                                  935,078

Fair value of net assets acquired and liabilities assumed:
    Cash                                                                              875,959
    Equity interest in Tayco Realty, Inc.                       412,652
    Prepaid expenses                                                            5,064
    Accrued expenses                                                         (9,640)
    Deferred taxes                                                                57,200

Total fair value of net assets acquired                     1,341,235

Extraordinary gain on the merger -- excess of fair value of net assets acquired over cost $ 406,157

The following pro forma information is based on the assumption that the merger took place as of the beginning of each of the following fiscal years and reflects the extraordinary gain of $406,157, as computed above.

                                                                2008                2007

    Net sales                                        $18,593,831    $16,501,400
    Income before extraordinary
        gain                                            $  1,163,910    $     673,258
    Net income                                    $  1,570,067    $  1,079,415

    Earnings per share:
        Income before
            extraordinary gain                       $ 0.37              $ 0.21
        Net income                                       $ 0.49              $ 0.34

22.  Legal Proceedings:

The State of New York Workers Compensation Board ("Board") commenced a lawsuit against the Company and 264 other entities in May 2008, seeking to recover funds allegedly owed in connection with the Company's participation in the Manufacturing Self-Insurance Trust ("Trust").  The Board claims that the Trust provided workers compensation self-insurance to its participating members, including the Company, from April 22, 1997 to August 31, 2006.  The Board further claims that it has assumed control of the Trust, and that the Trust's liabilities exceed its assets by a substantial amount.  The Board claims that the Company is jointly and severally liable for that deficit, and has calculated a rough estimate of each participating member's current share of the deficit.  The Board claims that the Company's share of the deficit exceeds $79,555, and that the Company could be jointly and severally responsible for further amounts yet to be specified.

The Company denies the Board's claims that the Company owes the amounts sought.  The lawsuit was recently commenced, and the Company's investigation into the factual allegations of the lawsuit continues.  It appears that the Board is performing additional forensic audits regarding the Trust, in order to more accurately determine the amounts owed by the participating members.

Management intends to vigorously defend the claim and has joined with other participating members in a joint defense against the lawsuit.  It is anticipated that the Company, together with other defendants, will conduct an independent forensic audit of the Trust's liabilities and assets.  It is also anticipated that the Company will challenge the legal and contractual bases for the Board's claims.

There are no other legal proceedings except for routine litigation incidental to the business.