Form 10-Q
period 2008-08-31
TAYLOR DEVICES INC
filed 2008-10-14
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-3498

TAYLOR DEVICES, INC.
 (Exact name of registrant as specified in its charter)

NEW YORK (State or Other Jurisdiction of Incorporation or Organization)	16-0797789 (I.R.S. Employer Identification No.)

90 Taylor Drive, North Tonawanda, New York (Address of Principal Executive Offices)	14120-0748 (Zip Code)

716-694-0800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [X]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes [   ]      No [X]

As of October 1, 2008, there were outstanding 3,219,923 shares of the registrant's common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	August 31, 2008	May 31, 2008

Assets	.	.
Current assets:
Cash and cash equivalents	$ 133,146	$ 110,720
Accounts receivable, net	3,412,844	2,109,157
Inventory	6,722,439	6,625,168
Costs and estimated earnings in excess of billings	2,759,750	1,756,164
Other current assets	1,074,247	1,360,736
Total current assets	14,102,426	11,961,945

Maintenance and other inventory, net	861,465	887,588

Property and equipment, net	3,452,552	3,425,910

Intangible and other assets	138,477	139,207
	$ 18,554,920	$ 16,414,650
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 2,921,221	$ 1,016,621
Payables - trade	1,126,425	1,186,249
Accrued commissions	527,174	392,693
Other current liabilities	966,836	934,514
Total current liabilities	5,541,656	3,530,077

Long-term liabilities	283,819	335,485

Stockholders' Equity:
Common stock and additional paid-in capital	6,457,195	6,425,490
Retained earnings	8,497,315	8,348,663
	14,954,510	14,774,153
Treasury stock - at cost	(2,225,065)	(2,225,065)
Total stockholders' equity	12,729,445	12,549,088

	$ 18,554,920	$ 16,414,650

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)
	For the three months ended
	August 31,	August 31,
	2008	2007

Sales, net	$ 4,803,502	$ 4,408,185

Cost of goods sold	3,523,715	2,719,114

Gross profit	1,279,787	1,689,071

Selling, general and administrative expenses	1,042,982	1,068,503

Operating income	236,805	620,568

Other expense, net	(253)	(45,529)

Income before provision for income taxes, equity in net
income of affiliate and minority stockholder's interest	236,552	575,039

Provision for income taxes	87,900	221,700

Income before equity in net income of affiliate
and minority stockholder's interest	148,652	353,339

Equity in net income of affiliate	-	4,589

Income before minority stockholder's interest	148,652	357,928

Minority stockholder's interest	-	(9,698)

Net income	$ 148,652	$ 348,230

Basic and diluted earnings per common share	$ 0.05	$ 0.11

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	August 31,	August 31,
For the three months ended	2008	2007

Cash flows from operating activities:
Net income	$ 148,652	$ 348,230
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	98,920	88,477
Gain of sale of equipment	(320)	(890)
Stock options issued for services	28,114	37,741
Equity in net income of affiliate	-	(4,589)
Minority stockholder's interest	-	9,698
Changes in other assets and liabilities:
Accounts receivable	(1,303,687)	(293,544)
Inventory	(71,148)	(915,556)
Costs and estimated earnings in excess of billings	(1,003,586)	135,793
Other current assets	260,254	(4,876)
Payables - trade	(59,824)	267,187
Accrued commissions	134,481	(8,796)
Billings in excess of costs and estimated earnings	-	459,803
Other current liabilities	32,322	(251,526)
Net cash flows for operating activities	(1,735,822)	(132,848)

Cash flows from investing activities:
Acquisition of property and equipment	(123,462)	(207,883)
Other investing activities	25,185	25,787
Net cash flows for investing activities	(98,277)	(182,096)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt	1,852,934	587,425
Payables - affiliate	-	(53,004)
Proceeds from issuance of common stock	3,591	4,480
Net cash flows from financing activities	1,856,525	538,901

Net increase in cash and cash equivalents	22,426	223,957

Cash and cash equivalents - beginning	110,720	22,748

Cash and cash equivalents - ending	$ 133,146	$ 246,705

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2008 and May 31, 2008, the results of operations for the three months ended August 31, 2008 and August 31, 2007, and cash flows for the three months ended August 31, 2008 and August 31, 2007. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2008.  There have been no updates or changes to our audited financial statements for the year ended May 31, 2008.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.
3.

For the three month periods ended August 31, 2008 and August 31, 2007 the net income was divided by 3,219,490 and 3,152,525, respectively, which is net of the Treasury shares, to calculate the net income per share.

4.	The results of operations for the three month period ended August 31, 2008 are not necessarily indicative of the results to be expected for the full year.
5.

Effective April 1, 2008, the Company merged with Tayco Developments, Inc. (Developments) following approval from shareholders of both companies. The Company is the surviving corporation.   Under the terms of the Plan of Merger, each share of Developments' common stock was converted into one share of the Company's common stock.  The Company had approximately a 23% equity investment in Developments prior to the merger.

TAYLOR DEVICES, INC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  Information in this Item 2, "Management's Discussion of Financial Condition and Results of Operations," and elsewhere in this 10-Q that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements and, as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in the Company's expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2008 and August 31, 2007
Increase /
(Decrease)
Sales, net	$ 395,000
Cost of goods sold	$ 805,000
Selling, general and administrative expenses	$ (26,000)
Other expense, net	$ (45,000)
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ (338,000)
Provision for income taxes	$ (134,000)
Net income	$ (200,000)

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

For the three months ended August 31, 2008  (All figures discussed are for the three months ended August 31, 2008 as compared to the three months ended August 31, 2007.)

	Three months ended		Change
	August 31, 2008	August 31, 2007	Increase / (Decrease)	Percent Change
Net Revenue	$ 4,803,000	$ 4,408,000	$ 395,000	9%
Cost of sales	3,524,000	2,719,000	805,000	30%
Gross profit	$ 1,279,000	$ 1,689,000	$ (410,000)	-24%
...as a percentage of net revenues	27%	38%

The Company's consolidated results of operations showed a 9% increase in net revenues and a decrease in net income of 57%.  Revenues recorded in the current period for long-term construction projects were 19% less than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were up approximately $839,000 or 41% over the level recorded in the prior year.  This increase is primarily in sales of products to customers in aerospace and defense related fields and industrial customers.  Gross profit decreased by 24%.  The gross profit as a percentage of net revenues for the current and prior year periods was 27% and 38%.  This fluctuation is attributable to a.) one large, domestic project that has a very low margin and b.) a few of the bigger non-project shipments in the quarter that helped increase sales for the quarter had low margins.

The Company's revenues and net income fluctuate from period to period.  The fluctuations in comparing the current period to the prior period are not necessarily representative of future results.

Selling, General and Administrative Expenses
Three months ended	Change
	August 31, 2008	August 31, 2007	Increase / (Decrease)	Percent Change
Outside Commissions	$ 202,000	$ 250,000	$ (48,000)	-19%
Other SG&A	841,000	819,000	22,000	3%
Total SG&A	$1,043,000	$ 1,069,000	$ (26,000)	-2%
...as a percentage of net revenues	22%	24%

Selling, general and administrative expenses decreased by 2% from the prior year.  Outside commission expense decreased by 19% from last year's level.  As a percentage of sales, outside commissions were 4.2% compared with 5.7% last year.  This fluctuation was primarily in the non-projects where there was a higher than normal commission on an Asian order last year.  This year's commissions are slightly lower than historical averages.  Other selling, general and administrative expenses increased by only 3% from last year to this.

The above factors resulted in operating income of $237,000 for the three months ended August 31, 2008, down 62% from the $621,000 in the same period of the prior year.

Other expense, net, of less than $1,000 is primarily interest expense and is $45,000 less than in the prior year.   The average level of use of the Company's operating line of credit during the period remained fairly constant as compared to the prior year period.  The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.  Long-term debt is just under half of what it was as of August 31, 2007.  Interest rates on the line of credit and most of the long-term debt is 3.25 percentage points lower than the rates in effect at August 31, 2007.  These two factors combined to lower our interest expense for the quarter.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.   Options granted under the plan are exercisable over a ten year term.  Options not exercised at the end of the term expire.

The Company applies the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  The Company recognized $28,000 and $38,000 of compensation cost for the three month periods ended August 31, 2008 and August 31, 2007.

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

                                                                                                      August 31, 2008       August 31, 2007
                                                         Risk-free interest rate:              5.000%                       3.625%
                                               Expected life of the options:            2.5 years                    2.5 years
                                          Expected share price volatility:              44.62%                       61.47%
                                                            Expected dividends:                zero                             zero

These assumptions resulted in:
                Estimated fair-market value per stock option:                 $1.94                           $2.47

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the three month period ended August 31, 2008 is presented below:

                                                                                                                                                               Weighted-
                                                                                                                               Number of               Average
                                                                                                                                 Options             Exercise Price
                         Options outstanding and exercisable at May 31, 2008:           120,500                      $ 5.30
                                                                                          Options granted:             14,500                      $ 6.04
                                                                                       Options exercised:               none                               -
                                                                                           Options expired:               none                               -
                    Options outstanding and exercisable at August 31, 2008:           135,000                      $ 5.38

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

Capital expenditures for the three months ended August 31, 2008 were $123,000 compared to $208,000 in the same period of the prior year.  As of August 31, 2008, the Company has commitments for capital expenditures totaling $250,000 during the next twelve months.

The Company has a $5,000,000 line of credit with a bank.  There is a $2,818,000 principal balance outstanding as of August 31, 2008, compared to the $879,000 balance outstanding as of May 31, 2008.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit and other financing arrangements, including Niagara County Industrial Development Agency Bond financing.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2009 - $51,000; 2010 - $72,000; 2011 - $27,000; 2012 - $27,000; and 2013 - $20,000.

Inventory and Maintenance Inventory
August 31, 2008	May 31, 2008	Increase / (Decrease)
Raw Materials	$ 447,000		$ 436,000		$ 11,000	3%
Work in process	5,955,000		5,811,000		144,000	2%
Finished goods	320,000		378,000		(58,000)	-15%
Inventory	6,722,000	89%	6,625,000	88%	97,000	1%
Maintenance and other inventory	861,000	11%	888,000	12%	(27,000)	-3%
Total	$7,583,000	100%	$7,513,000	100%	$ 70,000	1%

Inventory turnover	1.9		1.9
NOTE: Inventory turnover is annualized for the three month period ended August 31, 2008.

Inventory, at $6,722,000 as of August 31, 2008, is 1% higher than the prior year-end.  Of this, approximately 89% is work in process, 5% is finished goods, and 6% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  The maintenance inventory decreased slightly since May 31, 2008.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $45,000 for each of the three month periods ended August 31, 2008 and 2007.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
	August 31, 2008	May 31, 2008	Increase /(Decrease)
Accounts receivable	$ 3,413,000	$ 2,109,000	$ 1,304,000	62%
Costs and estimated earnings in excess of billings	2,760,000	1,756,000	1,004,000	57%
Less: Billings in excess of costs and estimated earnings	-	-	-
Net	$ 6,173,000	$ 3,865,000	$ 2,308,000	60%

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

Accounts receivable of $3,413,000 as of August 31, 2008 includes approximately $348,000 of amounts retained by customers on long-term construction projects ("Project(s)").   The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $2,760,000 balance in this account at August 31, 2008 is 57% more than the prior year-end.  Generally, if progress billings are permitted under the terms of a Project sales agreement, the more complete the Project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.

The balances in this account are comprised of the following components:

	August 31, 2008	May 31, 2008
Costs	$ 3,000,000	$ 1,711,000
Estimated earnings	773,000	372,000
Less: Billings to customers	1,013,000	327,000
Costs and estimated earnings in excess of billings	$ 2,760,000	$ 1,756,000
Number of Projects in progress	10	7

Summary of factors affecting the year-end balances in the asset "costs and estimated earnings in excess of billings", and the liability, "billings in excess of costs and estimated earnings":

	August 31, 2008	May 31, 2008
Number of Projects in progress	10	7
Aggregate percent complete	66%	45%
Average total sales value of Projects in progress	$567,000	$667,000
Percentage of total value invoiced to customer	18%	7%

Other Balance Sheet Items

The Company's backlog of sales orders at August 31, 2008 is $9.5 million, down from the $11.4 million backlog value at the end of the prior year.  $1.9 million of the current backlog is on long-term construction projects already in progress.

Other current assets, which is primarily comprised of deferred taxes and prepaid expenses, decreased by 21% to $1,074,000.  This change is mostly due to a reduction in the prepaid expenses as they are expensed in the normal course of business.  Accounts payable, at $1,126,000 as of August 31, 2008, is approximately 5% less than the prior year-end.  This balance will fluctuate as the requirement to purchase goods and services fluctuates, which is driven in part by the level of long-term construction project activity.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of August 31, 2008 are $527,000, up 34% from the $393,000 accrued at the prior year-end.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities increased by $32,000 from the prior year-end, to $967,000.  Payments on these liabilities will take place as scheduled within the next twelve months.

Management believes the Company's cash flows from operations and borrowing capacity under the bank line of credit is sufficient to fund ongoing operations, capital improvements and share repurchases for the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information called for by this item.

TAYLOR DEVICES, INC.
Item 4T.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2008 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that material information relating to the Company was made known to the officers by others within the Company.

(b)           Changes in internal controls.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

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

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors
Smaller reporting companies are not required to provide the information called for by this item.
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
(a) The Company sold no equity securities during the fiscal quarter ended August 31, 2008 that were not registered under the Securities Act.
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable

(c) Repurchase of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2008 - June 30, 2008	-	-	-	.
July 1, 2008 - July 31, 2008	-	-	-	.
August 1, 2008 - August 31, 2008	-	-	-	.
Total	-	-	-	$160,802 (1)

(1) In 1998, the Company initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000.  Additional deposits totaling $435,000 have been made to the plan, with expenditures of $499,198.  To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

(d)     Under the terms of the Company's credit arrangements with its primary lender, the Company is prohibited from issuing cash dividends.  In addition, the credit arrangements require the Company to maintain net working capital of at least $2,000,000 and tangible net worth of at least $6,000,000, as such terms are defined in the credit documents.  On August 31, 2008, under such definitions the Company's net working capital and tangible net worth were significantly in excess of such limits.

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

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of August 31, 2008, the related condensed consolidated statements of income for the three months ended August 31, 2008 and August 31, 2007 and cash flows for the three months ended August 31, 2008 and August 31, 2007.  These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of May 31, 2008, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 1, 2008, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2008 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
October 1, 2008

TAYLOR DEVICES, INC.
Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	October 9, 2008	s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	October 9, 2008	s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer