Form 10-Q
period 2008-11-30
TAYLOR DEVICES INC
filed 2009-01-13
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

As of January 1, 2009, there were outstanding 3,222,095 shares of the registrant's common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30, 2008	May 31, 2008

Assets
Current assets:
Cash and cash equivalents	$ 10,595	$ 110,720
Accounts receivable, net	3,060,865	2,109,157
Inventory	7,057,806	6,625,168
Costs and estimated earnings in excess of billings	2,150,637	1,756,164
Other current assets	1,177,579	1,360,736
Total current assets	13,457,482	11,961,945

Maintenance and other inventory, net	844,624	887,588
Property and equipment, net	3,565,420	3,425,910
Intangible and other assets	137,957	139,207
	$ 18,005,483	$ 16,414,650
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 1,974,667	$ 1,016,621
Payables - trade	1,199,142	1,186,249
Accrued commissions	876,876	392,693
Billings in excess of costs and estimated earnings	45,585	-
Other current liabilities	843,432	934,514
Total current liabilities	4,939,702	3,530,077

Long-term liabilities	277,452	335,485

Stockholders' Equity:
Common stock and additional paid-in capital	6,460,714	6,425,490
Retained earnings	8,552,680	8,348,663
	15,013,394	14,774,153
Treasury stock - at cost	(2,225,065)	(2,225,065)
Total stockholders' equity	12,788,329	12,549,088

	$ 18,005,483	$ 16,414,650

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
.	For the three months ended November 30,		For the six months ended November 30,
	2008	2007	2008	2007

Sales, net	$ 3,757,731	$ 4,276,406	$ 8,561,233	$ 8,684,591

Cost of goods sold	2,803,564	3,011,531	6,327,279	5,730,645

Gross profit	954,167	1,264,875	2,233,954	2,953,946

Selling, general and administrative expenses	845,187	1,056,093	1,888,169	2,124,596

Operating income	108,980	208,782	345,785	829,350

Other expense, net	(23,115)	(10,428)	(23,368)	(55,957)

Income before provision for income taxes, equity in net
income (loss) of affiliate and minority stockholder's interest	85,865	198,354	322,417	773,393

Provision for income taxes	30,500	74,000	118,400	295,700

Income before equity in net income (loss) of affiliate
and minority stockholder's interest	55,365	124,354	204,017	477,693

Equity in net income (loss) of affiliate	-	(782)	-	3,807

Income before minority stockholder's interest	55,365	123,572	204,017	481,500

Minority stockholder's interest	-	(10,263)	-	(19,961)

Net income	$ 55,365	$ 113,309	$ 204,017	$ 461,539

Basic and diluted earnings per common share	$ 0.02	$ 0.04	$ 0.06	$ 0.15

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	November 30,	November 30,
For the six months ended	2008	2007

Cash flows from operating activities:
Net income	$ 204,017	$ 461,539
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	200,105	179,323
Gain of sale of equipment	(350)	(890)
Stock options issued for services	28,114	37,741
Bad debts expense	(250,000)	(68,105)
Equity in net (income) loss of affiliate	-	(3,807)
Deferred income taxes	300	-
Minority stockholder's interest	-	19,961
Changes in other assets and liabilities:
Accounts receivable	(701,708)	1,653,581
Inventory	(389,674)	(1,311,140)
Costs and estimated earnings in excess of billings	(394,473)	548,766
Other current assets	168,250	(236,548)
Payables - trade	12,893	411,330
Accrued commissions	484,183	(92,370)
Billings in excess of costs and estimated earnings	45,585	112,598
Other current liabilities	(91,082)	(306,709)
Net cash flows from (for) operating activities	(683,840)	1,405,270

Cash flows from investing activities:
Acquisition of property and equipment	(335,415)	(370,266)
Other investing activities	12,307	15,329
Net cash flows for investing activities	(323,108)	(354,937)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt	899,713	(875,058)
Payables - affiliate	-	(71,845)
Proceeds from issuance of common stock	7,110	8,940
Net cash flows from (for) financing activities	906,823	(937,963)

Net increase (decrease) in cash and cash equivalents	(100,125)	112,370

Cash and cash equivalents - beginning	110,720	22,748

Cash and cash equivalents - ending	$ 10,595	$ 135,118

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2008 and May 31, 2008, the results of operations for the three and six months ended November 30, 2008 and November 30, 2007, and cash flows for the six months ended November 30, 2008 and November 30, 2007. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2008.  There have been no updates or changes to our audited financial statements for the year ended May 31, 2008.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.
3.

For the three and six month periods ended November 30, 2008 and November 30, 2007 the net income was divided by 3,219,784 and 3,145,692, respectively, which is net of the Treasury shares, to calculate the net income per share.

4.	The results of operations for the six month period ended November 30, 2008 are not necessarily indicative of the results to be expected for the full year.
5.	Effective April 1, 2008, the Company merged with Tayco Developments, Inc. (Developments) following approval from shareholders of both companies. The Company is the surviving corporation. Under the terms of the Plan of Merger, each share of Developments' common stock was converted into one share of the Company's common stock. The Company had approximately a 23% equity investment in Developments prior to the merger.

6.	In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The FASB issued FASB Staff Positions (FSP) 157-1 and 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases," and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application for SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis. FSP 157-3 addresses considerations in determining fair value of a financial asset when the market for that asset is not active. The Company adopted SFAS No. 157 as of June 1, 2008 with the exception of the application of the statement to nonfinancial assets and liabilities. The Company does not believe that the adoption of SFAS No. 157 for its nonfinancial assets and liabilities, effective June 1, 2009, will have a material impact on its consolidated financial statements. The impact of adopting SFAS No. 157 on our consolidated financial statements was not significant.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities -- an Amendment of SFAS No. 115."  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by mitigating volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years.  The Company adopted SFAS No. 159 as of June 1, 2008 and elected not to measure any additional financial instruments and other items at fair value, therefore, the adoption of SFAS No. 159 had no effect on our consolidated financial statements.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not significant to the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this 10-Q that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements and, as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in the Company's expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2008 and November 30, 2007
Increase /
(Decrease)
Sales, net	$ (123,000)
Cost of goods sold	$ 597,000
Selling, general and administrative expenses	$ (236,000)
Other expense, net	$ 33,000
Income before provision for income taxes, equity in net income (loss) of affiliate and minority stockholder's interest	$ (451,000)
Provision for income taxes	$ (177,000)
Net income	$ (258,000)

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

For the six months ended November 30, 2008  (All figures discussed are for the six months ended November 30, 2008 as compared to the six months ended November 30, 2007.)

	Six months ended		Change
	November 30, 2008	November 30, 2007	Increase / (Decrease)	Percent Change
Net Revenue	$ 8,561,000	$ 8,684,000	$ (123,000)	-1%
Cost of sales	6,327,000	5,730,000	597,000	10%
Gross profit	$ 2,234,000	$ 2,954,000	$ (720,000)	-24%
...as a percentage of net revenues	26%	34%

The Company's consolidated results of operations showed a 1% decrease in net revenues and a decrease in net income of 56%.  Revenues recorded in the current period for long-term construction projects were 20% less than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were up 18% over the level recorded in the prior year.  The gross profit as a percentage of net revenues for the current and prior year periods was 26% and 34%.  This fluctuation is attributable to a.) one large, domestic current year project that has a very low margin and b.) a few of the bigger non-project shipments in the current period had low margins.

The Company's revenues and net income fluctuate from period to period.  The fluctuations in comparing the current period to the prior period are not necessarily representative of future results.

Selling, General and Administrative Expenses

	Six months ended		Change
	November 30, 2008	November 30, 2007	Increase / (Decrease)	Percent Change
Outside Commissions	$ 364,000	$ 593,000	$ (229,000)	-39%
Other SG&A	1,524,000	1,531,000	(7,000)	-
Total SG&A	$1,888,000	$2,124,000	$ (236,000)	-11%
...as a percentage of net revenues	22%	24%

Selling, general and administrative expenses decreased by 11% from the prior year.  Outside commission expense decreased by 39% from last year's level.  As a percentage of sales, outside commissions were 4.3% compared with 6.8% last year.  This fluctuation was primarily due to a higher than normal commission on an Asian order last year.  This year's commissions are slightly lower than historical averages.  Other selling, general and administrative expenses remained relatively constant from last year to this.

The above factors resulted in operating income of $346,000 for the six months ended November 30, 2008, down 58% from the $829,000 in the same period of the prior year.

Other expense, net, of $23,000 is primarily interest expense and is $33,000 less than in the prior year.  The average level of use of the Company's operating line of credit during the period increased by about $500,000 as compared to the prior year period.  The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.  Long-term debt is just under half of what it was as of November 30, 2007.  Interest rates on the line of credit and most of the long-term debt is 3.5 percentage points lower than the rates in effect at November 30, 2007.  These factors combined to lower our interest expense for the quarter.

Summary comparison of the three months ended November 30, 2008 and November 30, 2007
Increase /
(Decrease)
Sales, net	$ (519,000)
Cost of goods sold	$ (208,000)
Selling, general and administrative expenses	$ (211,000)
Other expense, net	$ (13,000)
Income before provision for income taxes, equity in net income (loss) of affiliate and minority stockholder's interest	$ (112,000)
Provision for income taxes	$ (44,000)
Net income	$ (58,000)

For the three months ended November 30, 2008  (All figures discussed are for the three months ended November 30, 2008 as compared to the three months ended November 30, 2007.)

	Three months ended		Change
	November 30, 2008	November 30, 2007	Increase / (Decrease)	Percent Change
Net Revenue	$ 3,758,000	$ 4,277,000	$ (519,000)	-12%
Cost of sales	2,804,000	3,012,000	(208,000)	-7%
Gross profit	$ 954,000	$ 1,265,000	$ (311,000)	-25%
...as a percentage of net revenues	25%	30%

The Company's consolidated results of operations showed a 12% decrease in net revenues and a decrease in net income of 51%.  Revenues recorded in the current period for long-term construction projects were 22% less than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were lower by 3% over the level recorded in the prior year.  Gross profit decreased by 25%.  The gross profit as a percentage of net revenues for the current and prior year periods was 25% and 30%.  This fluctuation is attributable to a.) one large, domestic project that has a very low margin in the current period, b.) a few of the bigger projects in the same period last year had higher than normal margins and c.) a few of the bigger non-project shipments in the quarter had low margins.

The Company's revenues and net income fluctuate from period to period.  The fluctuations in comparing the current period to the prior period are not necessarily representative of future results.

Selling, General and Administrative Expenses

	Three months ended		Change
	November 30, 2008	November 30, 2007	Increase / (Decrease)	Percent Change
Outside Commissions	$ 162,000	$ 343,000	$ (181,000)	-53%
Other SG&A	683,000	713,000	(30,000)	-4%
Total SG&A	$ 845,000	$1,056,000	$ (211,000)	-20%
...as a percentage of net revenues	22%	25%

Selling, general and administrative expenses decreased by 20% from the prior year.  Outside commission expense decreased by 53% from last year's level.  As a percentage of sales, outside commissions were 4.3% compared with 8% last year.  This fluctuation was primarily due to a higher than normal commission on an Asian order last year.  This year's commissions are slightly lower than historical averages.  Other selling, general and administrative expenses are slightly lower from last year to this.

The above factors resulted in operating income of $109,000 for the three months ended November 30, 2008, down 48% from the $209,000 in the same period of the prior year.

Other expense, net, of $23,000 is primarily interest expense and is $13,000 more than in the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten year term.  Options not exercised at the end of the term expire.

The Company applies the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  The Company recognized $28,000 and $38,000 of compensation cost for the six month periods ended November 30, 2008 and November 30, 2007.

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

                                                                                                                2008                            2007
                                                         Risk-free interest rate:              5.000%                       3.625%
                                               Expected life of the options:            2.5 years                    2.5 years
                                          Expected share price volatility:              44.62%                       61.47%
                                                            Expected dividends:                zero                             zero

These assumptions resulted in:

                Estimated fair-market value per stock option:                 $1.94                           $2.47

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the six month period ended November 30, 2008 is presented below:

                                                                                                                                                               Weighted-
                                                                                                                               Number of               Average
                                                                                                                                 Options             Exercise Price
                         Options outstanding and exercisable at May 31, 2008:           120,500                      $ 5.30
                                                                                          Options granted:             14,500                      $ 6.04
                                                                                       Options exercised:               none                               -
                                                                                           Options expired:               none                               -
               Options outstanding and exercisable at November 30, 2008:           135,000                       $ 5.38

              Closing value per share on NASDAQ at November 30, 2008:                                               $2.25

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

Capital expenditures for the six months ended November 30, 2008 were $335,000 compared to $370,000 in the same period of the prior year.  As of November 30, 2008, the Company has commitments for capital expenditures totaling $150,000 during the next twelve months.

The Company has a $5,000,000 line of credit with a bank.  There is a $1,903,000 principal balance outstanding as of November 30, 2008, compared to the $879,000 balance outstanding as of May 31, 2008.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit and other financing arrangements, including Niagara County Industrial Development Agency Bond financing.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2009 - $13,000; 2010 - $72,000; 2011 - $27,000; 2012 - $27,000; and 2013 - $20,000.

Inventory and Maintenance Inventory

November 30, 2008	May 31, 2008	Increase / (Decrease)
Raw Materials	$ 521,000		$ 436,000		$ 85,000	19%
Work in process	6,146,000		5,811,000		335,000	6%
Finished goods	391,000		378,000		13,000	3%
Inventory	7,058,000	89%	6,625,000	88%	433,000	7%
Maintenance and other inventory	845,000	11%	888,000	12%	(43,000)	-5%
Total	$7,903,000	100%	$7,513,000	100%	$ 390,000	5%

Inventory turnover	1.6		1.9

NOTE: Inventory turnover is annualized for the six month period ended November 30, 2008

Inventory, at $7,058,000 as of November 30, 2008, is 7% higher than the prior year-end.  Of this, approximately 87% is work in process, 6% is finished goods, and 7% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  The maintenance inventory decreased slightly since May 31, 2008.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $90,000 for each of the six month periods ended November 30, 2008 and 2007.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings,
and Billings in Excess of Costs and Estimated Earnings
November 30, 2008	May 31, 2008	Increase /(Decrease)
Accounts receivable	$ 3,061,000	$ 2,109,000	$ 952,000	45%
Costs and estimated earnings in excess of billings	2,151,000	1,756,000	395,000	22%
Less: Billings in excess of costs and estimated earnings	46,000	-	46,000
Net	$ 5,166,000	$ 3,865,000	$ 1,301,000	34%

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

Accounts receivable of $3,061,000 as of November 30, 2008 includes approximately $371,000 of amounts retained by customers on long-term construction projects ("Project(s)").   The Company expects to collect all of these amounts, including the retainage, during the next twelve months.

As noted above, the current asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $2,151,000 balance in this account at November 30, 2008 is 22% more than the prior year-end.  Generally, if progress billings are permitted under the terms of a Project sales agreement, the more complete the Project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.

The balances in this account are comprised of the following components:

	November 30, 2008	May 31, 2008
Costs	$ 3,076,000	$ 1,711,000
Estimated earnings	494,000	372,000
Less: Billings to customers	1,419,000	327,000
Costs and estimated earnings in excess of billings	$ 2,151,000	$ 1,756,000
Number of Projects in progress	9	7

Summary of factors affecting the year-end balances in the asset "costs and estimated earnings in excess of billings", and the liability, "billings in excess of costs and estimated earnings":

	November 30, 2008	May 31, 2008
Number of Projects in progress	9	7
Aggregate percent complete	77%	45%
Average total sales value of Projects in progress	$538,000	$667,000
Percentage of total value invoiced to customer	29%	7%

Other Balance Sheet Items

The Company's backlog of sales orders at November 30, 2008 is $10.1 million, down from the $11.4 million backlog value at the end of the prior year.  $1.3 million of the current backlog is on long-term construction projects already in progress.

Other current assets, which is primarily comprised of deferred taxes and prepaid expenses, decreased by 13% to $1,178,000.  This change is mostly due to a reduction in the prepaid expenses as they are expensed in the normal course of business.  Accounts payable, at $1,199,000 as of November 30, 2008, is only slightly higher than the prior year-end.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of November 30, 2008 are $877,000, up 123% from the $393,000 accrued at the prior year-end.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities decreased slightly from the prior year-end, to $843,000.  Payments on these liabilities will take place as scheduled within the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2008 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that material information relating to the Company was made known to the officers by others within the Company.

(b)           Changes in internal controls.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

TAYLOR DEVICES, INC.
Part II - Other Information

ITEM 1	Legal Proceedings

The State of New York Workers' Compensation Board ("Board") commenced a lawsuit against the Company and 264 other entities in May 2008, seeking to recover funds allegedly owed in connection with the Company's participation in the Manufacturing Self-Insurance Trust ("Trust").  Among the Board's claims are that (i) the Trust provided workers' compensation self-insurance to its participating members, including the Company, from April 22, 1997 to November 30, 2006; (ii) the Board has assumed control of the Trust; (iii) the Trust's liabilities exceed its assets by approximately $29,000,000; and (iv) the Company and the other participating members are jointly and severally liable for the alleged deficit.  The Board claims that it has calculated a rough estimate of each participating member's current share of the deficit, which, for the Company, is alleged to be in excess of $79,555.  The Board also claims, however, that the Company and the other 264 participating members could be jointly and severally responsible for sums substantially in excess of the Board's rough estimates.

The Company denies the Board's claims that the Company owes the amounts sought.  The lawsuit is proceeding slowly, and the Company's investigation into the factual allegations of the lawsuit continues.  It appears that the Board is performing additional forensic audits regarding the Trust, in order to more accurately determine the amounts allegedly owed by the participating members.

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

(a) The Company sold no equity securities during the fiscal quarter ended November 30, 2008 that were not registered under the Securities Act.
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable

(c) Repurchases of Equity Securities
	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	September 1, 2008 - September 30, 2008	-	-	-	.
	October 1, 2008 - October 31, 2008	-	-	-	.
	November 1, 2008 - November 30, 2008	-	-	-	.
	Total	-	-	-	$160,802 (1)

(1) In 1998, the Company initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000.  Additional deposits totaling $435,000 have been made to the plan, with expenditures of $499,198.  To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

(d)   Under the terms of the Company's credit arrangements with its primary lender, the Company is prohibited from issuing cash dividends.  In addition, the credit arrangements require the Company to maintain net working capital of at least $2,000,000 and tangible net worth of at least $6,000,000; as such terms are defined in the credit documents.  On November 30, 2008, under such definitions the Company's net working capital and tangible net worth were significantly in excess of such limits.

ITEM 3	Defaults Upon Senior Securities
None
ITEM4

     Submission of Matters to Vote of Securities Holders

The Annual Meeting of Shareholders was held on November 7, 2008.  The total outstanding number of shares on the meeting record date of September 25, 2008 was 3,170,746.      total of 2,883,979 shares were present in person or by proxy at the meeting.  The following are the election results for the slate of directors presented by management.

One Class 1 Director of the Company, Reginald B. Newman II, was elected to serve a three-year term expiring in 2011.  2,684,930 shares were voted for Mr. Newman and 199,049 were withheld.  Directors whose term of office continued after the meeting were Mssrs. Taylor, Hill, Clark and Burgess.

The shareholders approved the adoption of the 2008 Taylor Devices, Inc. Stock Option Plan and the reservation of 140,000 shares of the Company's common stock for grant of options under the Plan.  1,317,900 shares were voted for, 276,659 shares were voted against and 77,028 were voted abstain, with regard to the 2008 Stock Option Plan.  There were no broker non-votes as to this matter.

ITEM 5	Other Information
	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported None
	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors None
ITEM 6	Exhibits
	20	News from Taylor Devices, Inc. Shareholder Letter, Winter 2008-2009
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of November 30, 2008, the related condensed consolidated statements of income for the three and six months ended November 30, 2008 and November 30, 2007 and cash flows for the six months ended November 30, 2008 and November 30, 2007.  These interim financial statements are the responsibility of the Company's management.

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
December 29, 2008

TAYLOR DEVICES, INC.
Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	January 4, 2009	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	January 4, 2009	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer