Form 10-K/A
period 2008-05-31
TAYLOR DEVICES INC
filed 2009-04-10
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-KSB/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to Form 10-KSB is being filed to correct the disclosure of the following:

  ITEM 8A(T). CONTROLS AND PROCEDURES - The disclosure in paragraph (a) was amended to reflect the requirements of Exchange Act Rule 13a-15(e).

  Exhibit 31(i) and Exhibit 31(ii) were each amended to (a) remove the title of the certifier from the introduction and (b) to conform the introduction for paragraph 4 to the text of Exhibit 31(i).

No other changes are being made to the Form 10-KSB in connection with this amendment.

ITEM 8A(T). CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.

                The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of May 31, 2008 and have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to ensure that  information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized  and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow  timely decisions regarding required disclosure.

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

Exhibit 31(i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO RULE 13a - 14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

            I, Douglas P. Taylor, certify that:

                    1. I have reviewed this annual report on Form 10-KSB/A of Taylor Devices, Inc.;

                    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

                    3. [Intentionally omitted];

                    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

                            (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                            (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                            (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                            (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

                    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                            (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 13, 2009	/s/ Douglas P. Taylor
Douglas P. Taylor Chief Executive Officer

Exhibit 31(ii)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO RULE 13a - 14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

            I, Mark V. McDonough, certify that:

                    1. I have reviewed this annual report on Form 10-KSB/A of Taylor Devices, Inc.;

                    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

                    3. [Intentionally omitted];

                    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

                            (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                            (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                            (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                            (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

                    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                            (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 13, 2009	/s/ Mark V. McDonough
Mark V. McDonough Chief Financial Officer