Form 10-Q/A
period 2008-08-31
TAYLOR DEVICES INC
filed 2009-04-10
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to Form 10-Q is being filed to correct the disclosure of the following:

  ITEM 4T. CONTROLS AND PROCEDURES - The disclosure in paragraph (a) was amended to reflect the requirements of Exchange Act Rule 13a-15(e).

  Exhibit 31(i) and Exhibit 31(ii) were each amended to (a) remove the title of the certifier from the introduction; and (b) to conform the introduction for paragraph 4 to the text of Exhibit 31(i).

No other changes are being made to the Form 10-Q in connection with this amendment.

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

Exhibit 31(i)

CERTIFICATIONOF CHIEF EXECUTIVE OFFICER
PURSUANT TO RULE 13a - 14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

            I, Douglas P. Taylor, certify that:

                        1. I have reviewed this quarterly report on Form 10-Q/A of Taylor Devices, Inc.;

                        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

                        3. [Intentionally omitted];

                        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))   internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

CERTIFICATIONOF CHIEF EXECUTIVE OFFICER
PURSUANT TO RULE 13a - 14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

            I, Mark V. McDonough, certify that:

                        1. I have reviewed this quarterly report on Form 10-Q/A of Taylor Devices, Inc.;

                        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

                        3. [Intentionally omitted];

                        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))   internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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