Form 10-Q
period 2009-02-28
TAYLOR DEVICES INC
filed 2009-04-14
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

As of April 1, 2009, there were outstanding 3,222,095 shares of the registrant's common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	February 28, 2009	May 31, 2008

Assets
Current assets:
Cash and cash equivalents	$ 180,781	$ 110,720
Accounts receivable, net	1,248,600	2,109,157
Inventory	6,786,962	6,625,168
Costs and estimated earnings in excess of billings	1,972,404	1,756,164
Other current assets	1,238,917	1,360,736
Total current assets	11,427,664	11,961,945

Maintenance and other inventory, net	833,532	887,588
Property and equipment, net	3,718,550	3,425,910
Intangible and other assets	135,857	139,207
	$ 16,115,603	$ 16,414,650
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 111,151	$ 1,016,621
Payables - trade	941,272	1,186,249
Accrued commissions	527,914	392,693
Billings in excess of costs and estimated earnings	318,999	-
Other current liabilities	1,105,874	934,514
Total current liabilities	3,005,210	3,530,077

Long-term liabilities	286,783	335,485

Stockholders' Equity:
Common stock and additional paid-in capital	6,464,647	6,425,490
Retained earnings	8,584,028	8,348,663
	15,048,675	14,774,153
Treasury stock - at cost	(2,225,065)	(2,225,065)
Total stockholders' equity	12,823,610	12,549,088

	$ 16,115,603	$ 16,414,650

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29
	2009	2008	2009	2008

Sales, net	$ 3,718,629	$ 4,926,252	$ 12,279,862	$ 13,610,843

Cost of goods sold	2,840,825	3,169,589	9,168,104	8,900,234

Gross profit	877,804	1,756,663	3,111,758	4,710,609

Selling, general and administrative expenses	821,581	1,132,753	2,709,750	3,257,349

Operating income	56,223	623,910	402,008	1,453,260

Other expense, net	(9,077)	(20,804)	(32,445)	(76,761)

Income before provision for income taxes, equity in net
income (loss) of affiliate and minority stockholder's interest	47,146	603,106	369,563	1,376,499

Provision for income taxes	15,800	232,000	134,200	527,700

Income before equity in net income (loss) of affiliate
and minority stockholder's interest	31,346	371,106	235,363	848,799

Equity in net income (loss) of affiliate	-	(1,156)	-	4,963

Income before minority stockholder's interest	31,346	372,262	235,363	853,762

Minority stockholder's interest	-	(7,253)	-	(27,214)

Net income	$ 31,346	$ 365,009	$ 235,363	$ 826,548

Basic and diluted earnings per common share	$ 0.01	$ 0.12	$ 0.07	$ 0.26

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	February 28,	February 29,
For the nine months ended	2009	2008

Cash flows from operating activities:
Net income	$ 235,363	$ 826,548
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	302,177	270,169
Gain of sale of equipment	(350)	(890)
Stock options issued for services	28,114	37,741
Equity in net (income) loss of affiliate	-	(4,963)
Deferred income taxes	300	-
Minority stockholder's interest	-	27,214
Changes in other assets and liabilities:
Accounts receivable	860,557	1,275,406
Inventory	(107,738)	(1,852,381)
Costs and estimated earnings in excess of billings	(216,240)	384,669
Other current assets	118,190	(247,589)
Payables - trade	(244,977)	281,793
Accrued commissions	135,221	(18,668)
Billings in excess of costs and estimated earnings	318,999	62,832
Other current liabilities	171,360	(276,066)
Net cash flows from operating activities	1,600,976	765,815

Cash flows from investing activities:
Acquisition of property and equipment	(588,517)	(432,455)
Other investing activities	1,031	5,164
Net cash flows for investing activities	(587,486)	(427,291)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt	(975,954)	(188,686)
Payables - affiliate	-	(130,933)
Proceeds from long-term debt	21,482	-
Proceeds from issuance of common stock	11,043	20,467
Net cash flows for financing activities	(943,429)	(299,152)

Net increase in cash and cash equivalents	70,061	39,372

Cash and cash equivalents - beginning	110,720	22,748

Cash and cash equivalents - ending	$ 180,781	$ 62,120

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2009 and May 31, 2008, the results of operations for the three and nine months ended February 28, 2009 and February 29, 2008, and cash flows for the nine months ended February 28, 2009 and February 29, 2008. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2008.  There have been no updates or changes to our audited financial statements for the year ended May 31, 2008.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.
3.

For the three and nine month periods ended February 28, 2009 and February 29, 2008 the net income was divided by 3,221,155 and 3,146,622, respectively, which is net of the Treasury shares, to calculate the net income per share.

4.	The results of operations for the nine month period ended February 28, 2009 are not necessarily indicative of the results to be expected for the full year.
5.	Effective April 1, 2008, the Company merged with Tayco Developments, Inc. (Developments) following approval from shareholders of both companies. The Company is the surviving corporation. Under the terms of the Plan of Merger, each share of Developments' common stock was converted into one share of the Company's common stock. The Company had approximately a 23% equity investment in Developments prior to the merger.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this 10-Q that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements and, as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, uncertainty regarding how long the worldwide economic recession will continue and whether the recession will deepen; reductions in capital budgets by our customers and potential customers; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products; and other factors, many or all of which are beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in the Company's expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the nine months ended February 28, 2009 and February 29, 2008
Increase /
(Decrease)
Sales, net	$ (1,331,000)
Cost of goods sold	$ 268,000
Selling, general and administrative expenses	$ (548,000)
Other expense, net	$ (44,000)
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ (1,007,000)
Provision for income taxes	$ (394,000)
Net income	$ (591,000)

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

For the nine months ended February 28, 2009  (All figures discussed are for the nine months ended February 28, 2009 as compared to the nine months ended February 29, 2008.)

	Nine months ended		Change
	February 28, 2009	February 29, 2008	Increase / (Decrease)	Percent Change
Net Revenue	$12,280,000	$13,611,000	$(1,331,000)	-10%
Cost of sales	9,168,000	8,900,000	268,000	3%
Gross profit	$ 3,112,000	$ 4,711,000	$(1,599,000)	-34%
...as a percentage of net revenues	25%	35%

The Company's consolidated results of operations showed a 10% decrease in net revenues and a decrease in net income of 72%.  Revenues recorded in the current period for long-term construction projects were 34% less than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were up 15% over the level recorded in the prior year.  The gross profit as a percentage of net revenues for the current and prior year periods was 25% and 35%.  This fluctuation is attributable to a.) two large, domestic current year projects that have a very low margin and b.) a few of the bigger non-project shipments in the current period had low margins.

Management attributes a large portion of the decrease in revenue to the current economic recession and its effect on the construction markets throughout the world.  Several construction projects in the United States and in Asia that had been in the planning stages during the past year or more have been placed "on-hold" by their owners, citing the decline in demand for their buildings or an inability to secure the necessary financing to complete their projects.  We maintain contact with these owners / contractors so that we will be in a position to work with them should their project resume activity.  It is not possible to determine the amount of contracts which we may have been awarded had the construction projects not been placed "on-hold".  A small number of customers have cancelled outstanding purchase orders with the Company.  We include provisions in our contracts for the building projects that allow us to collect from the customer a pro-rata amount for work completed on a contract at the time of cancellation.  These cancelled purchase orders are not expected to have a material impact on our operating results or cash flow.  At February 29, 2008, we had 121 open sales orders in our backlog with a total sales value of $11.6 million.  At February 28, 2009, we have 14% fewer open sales orders in our backlog (104 orders) but the total sales value is $12.4 million or approximately 7% higher than the prior year.   In order to remain profitable during this down-turn in the economy, we are carefully watching our expenses to reduce them wherever possible.

The Company's revenues and net income fluctuate from period to period.  The fluctuations in comparing the current period to the prior period are not necessarily representative of future results.

Selling, General and Administrative Expenses

	Nine months ended		Change
	February 28, 2009	February 29, 2008	Increase / (Decrease)	Percent Change
Outside Commissions	$ 527,000	$ 904,000	$ (377,000)	-42%
Other SG&A	2,183,000	2,354,000	(171,000)	-7%
Total SG&A	$2,710,000	$3,258,000	$ (548,000)	-17%
...as a percentage of net revenues	22%	24%

Selling, general and administrative expenses decreased by 17% from the prior year.  Outside commission expense decreased by 42% from last year's level.  As a percentage of sales, outside commissions were 4.3% compared with 6.6% last year.  This fluctuation was primarily due to higher than normal commissions on some export orders last year.  This year's commissions are slightly lower than historical averages.  Other selling, general and administrative expenses remained relatively constant from last year to this.

The above factors resulted in operating income of $402,000 for the nine months ended February 28, 2009, down 72% from the $1,453,000 in the same period of the prior year.

Other expense, net, of $32,000 is primarily interest expense and is $44,000 less than in the prior year.  The average level of use of the Company's operating line of credit during the period decreased by about $225,000 from the prior year period.  The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.  Long-term debt is just under half of what it was as of February 29, 2008.  Interest rates on the line of credit and most of the long-term debt is 2.75 percentage points lower than the rates in effect at February 29, 2008.  These factors combined to lower our interest expense for the quarter.

Summary comparison of the three months ended February 28, 2009 and February 29, 2008
Increase /
(Decrease)
Sales, net	$ (1,208,000)
Cost of goods sold	$ (329,000)
Selling, general and administrative expenses	$ (311,000)
Other expense, net	$ (12,000)
Income before provision for income taxes, equity in net income of affiliate and minority stockholder's interest	$ (556,000)
Provision for income taxes	$ (216,000)
Net income	$ (334,000)

For the three months ended February 28, 2009  (All figures discussed are for the three months ended February 28, 2009 as compared to the three months ended February 29, 2008.)

	Three months ended		Change
	February 28, 2009	February 29, 2008	Increase / (Decrease)	Percent Change
Net Revenue	$ 3,719,000	$ 4,927,000	$(1,208,000)	-25%
Cost of sales	2,841,000	3,170,000	(329,000)	-10%
Gross profit	$ 878,000	$ 1,757,000	$ (879,000)	-50%
...as a percentage of net revenues	24%	36%

The Company's consolidated results of operations showed a 25% decrease in net revenues and a decrease in net income of 91%.  Revenues recorded in the current period for long-term construction projects were 22% less than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were lower by 3% over the level recorded in the prior year.  Gross profit decreased by 25%.  The gross profit as a percentage of net revenues for the current and prior year periods was 24% and 36%.  This fluctuation is attributable to a.) two large, domestic projects that have a very low margin in the current period, b.) a few of the bigger projects in the same period last year had higher than normal margins and c.) a few of the bigger non-project shipments in the quarter had low margins.

Discussions, above, related to the impact from the recent economic conditions, apply to the quarter ended February 28, 2009 as well.

The Company's revenues and net income fluctuate from period to period.  The fluctuations in comparing the current period to the prior period are not necessarily representative of future results.

Selling, General and Administrative Expenses

	Three months ended		Change
	February 28, 2009	February 29, 2008	Increase / (Decrease)	Percent Change
Outside Commissions	$ 163,000	$ 311,000	$ (148,000)	-48%
Other SG&A	659,000	822,000	(163,000)	-20%
Total SG&A	$ 822,000	$1,133,000	$ (311,000)	-27%
...as a percentage of net revenues	22%	23%

Selling, general and administrative expenses decreased by 27% from the prior year.  Outside commission expense decreased by 48% from last year's level primarily due to a decreased sales volume.  Other selling, general and administrative expenses are 20% lower from last year to this mainly due to the collection of receivables previously reserved for as potentially uncollectible.

The above factors resulted in operating income of $56,000 for the three months ended February 28, 2009, down 91% from the $624,000 in the same period of the prior year.

Other expense, net, of $9,000 is primarily interest expense and is $12,000 less than in the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten year term.  Options not exercised at the end of the term expire.

The Company applies the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  The Company recognized $28,000 and $38,000 of compensation cost for the nine month periods ended February 28, 2009 and February 29, 2008.

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

A summary of changes in the stock options outstanding during the nine month period ended February 28, 2009 is presented below:

                                                                                                                                                               Weighted-
                                                                                                                               Number of               Average
                                                                                                                                 Options             Exercise Price
                         Options outstanding and exercisable at May 31, 2008:           120,500                      $ 5.30
                                                                                          Options granted:             14,500                      $ 6.04
                                                                                       Options exercised:               none                               -
                                                                                           Options expired:               none                               -
                  Options outstanding and exercisable at February 28, 2009:           135,000                      $ 5.38

                Closing value per share on NASDAQ at February 28, 2009:                                               $2.40

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs.  These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, billings in excess of costs and estimated earnings, and debt service.  The Company's primary sources of liquidity have been operations and bank financing.

Capital expenditures for the nine months ended February 28, 2009 were $589,000 compared to $432,000 in the same period of the prior year.  As of February 28, 2009, the Company has commitments for capital expenditures totaling $50,000 during the next twelve months.

The Company has a $5,000,000 line of credit with a bank.  There is a $34,000 principal balance outstanding as of February 28, 2009, compared to the $879,000 balance outstanding as of May 31, 2008.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit and other financing arrangements, including Niagara County Industrial Development Agency Bond financing.   In these covenants, the Company agrees to maintain the following minimum or maximum levels of the stated item:

Covenant	Minimum / Maximum	Current Actual
Minimum level working capital	$2,000,000	$8,422,000
Minimum tangible net worth	$6,000,000	$12,822,000
Maximum annual capital expenditures	$800,000	$589,000
Minimum debt service ratio	1:1	3.8:1

The covenants also require the Company to advise the bank of any litigation where the claim amount is $100,000 or greater.  Please refer to Part II, Item 1 of this report - Legal Proceedings, for more discussion regarding litigation.

All of the $4,966,000 unused portion of our line of credit is available without violating any of our debt covenants.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2009 - $8,000; 2010 - $77,000; 2011 - $32,000; 2012 - $32,000; and 2013 - $24,000.

Inventory and Maintenance Inventory

February 28, 2009	May 31, 2008	Increase / (Decrease)
Raw Materials	$ 576,000		$ 436,000		$ 140,000	32%
Work in process	5,655,000		5,811,000		(156,000)	-3%
Finished goods	556,000		378,000		178,000	47%
Inventory	6,787,000	89%	6,625,000	88%	162,000	2%
Maintenance and other inventory	834,000	11%	888,000	12%	(54,000)	-6%
Total	$7,621,000	100%	$7,513,000	100%	$ 108,000	1%
Inventory turnover	1.6		1.9

NOTE: Inventory turnover is annualized for the nine month period ended February 28, 2009.

Inventory, at $6,787,000 as of February 28, 2009, is 2% higher than the prior year-end.  Of this, approximately 83% is work in process, 8% is finished goods, and 9% is raw materials.  Current inventory increased by $162,000 or two percent over the May 31, 2008 level of $6,625,000.  While this increase is not significant, it is one factor in the decrease in the inventory turnover rate.  The inventory turnover is calculated by dividing the annualized cost of sales by the average inventory level.  The average level of inventory for the nine months ended February 28, 2009 was $7,567,000.  This is $887,000 higher than the average level for the fiscal year ended May 31, 2008.  This increase is primarily due to the following: a.)We have increased the amount of machined components sourced from foreign vendors.  There is a longer lead time to receive these products from the vendors so we maintain a higher level of inventory to meet our requirements.  The cost of maintaining this higher level of inventory is offset by the lower landed cost to purchase the components with the same high level of quality demanded from domestic suppliers. b.) In an attempt to reduce the lead time to our customers, we have increased the level of inventory of certain seismic components in standard sizes. While the level of inventory will fluctuate from time to time due to the stage of completion of the non-project sales orders in progress at the time, we do not expect that the inventory level will increase significantly from current levels for a sustained period of time.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  The maintenance inventory decreased slightly since May 31, 2008.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $135,000 for each of the nine month periods ended February 28, 2009 and February 29, 2008.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings ("CIEB"),
and Billings in Excess of Costs and Estimated Earnings ("BIEC")

February 28, 2009	May 31, 2008	Increase /(Decrease)
Accounts receivable	$ 1,249,000	$ 2,109,000	$ (860,000)	-41%
CIEB	1,972,000	1,756,000	216,000	12%
Less: BIEC	319,000	-	319,000
Net	$ 2,902,000	$ 3,865,000	$ (963,000)	-25%

Number of an average day's sales outstanding in accounts receivable	30	38

The Company combines the totals of accounts receivable, the current asset CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date.  As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $1,249,000 as of February 28, 2009 includes approximately $137,000 of amounts retained by customers on long-term construction projects ("Project(s)").  It also includes $42,000 of an allowance for doubtful accounts ("Allowance").  The accounts receivable balance as of May 31, 2008 of $2,109,000 included an Allowance of $72,000.  The Allowance increased by $180,000 from May 31, 2008 to November 30, 2008 due to increasing uncertainty regarding the collectibility of amounts past due from a foreign customer.  Subsequent to November 30, 2008, the Company has received full payment for these past due amounts from this customer and, as a consequence, has reduced the amount of the Allowance by $210,000 to reflect management's assessment of the current risk of uncollectible accounts receivable.  'The Company expects to collect the net accounts receivable balance of $1,249,000, including the retainage, during the next twelve months.  The number of an average day's sales outstanding in accounts receivable decreased from 38 days at May 31, 2008 to 30 at February 28, 2009.  This is primarily due to the collection during the current period of one old, large receivable that was outstanding at May 31, 2008.

As noted above, CIEB represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $1,972,000 balance in this account at February 28, 2009 is 12% more than the prior year-end.  Generally, if progress billings are permitted under the terms of a Project sales agreement, the more complete the Project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.  41% of the CIEB balance as of the end of the last fiscal quarter, November 30, 2008, was billed to those customers in the current fiscal quarter ended February 28, 2009.  The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	February 28, 2009	November 30, 2008	May 31, 2008
Costs	$ 3,274,000	$ 3,076,000	$ 1,711,000
Estimated earnings	490,000	494,000	372,000
Less: Billings to customers	1,792,000	1,419,000	327,000
CIEB	$ 1,972,000	$ 2,151,000	$ 1,756,000
Number of Projects in progress	9	9	7

Summary of factors affecting the balances in CIEB and BIEC:

	February 28, 2009	November 30, 2008	May 31, 2008
Number of Projects in progress	10	9	7
Aggregate percent complete	69%	77%	45%
Average total sales value of Projects in progress	$589,000	$538,000	$667,000
Percentage of total value invoiced to customer	38%	29%	7%

Other Balance Sheet Items

The Company's backlog of sales orders at February 28, 2009 is $12.4 million, up from the $11.4 million backlog value at the end of the prior year.  $2.0 million of the current backlog is on long-term construction projects already in progress.

Other current assets, which is primarily comprised of deferred taxes and prepaid expenses, decreased by 9% to $1,239,000.  This change is mostly due to a reduction in the prepaid expenses as they are expensed in the normal course of business.  Accounts payable, at $941,000 as of February 28, 2009, is 21% lower than the prior year-end.  This reduction is primarily due to a lower level of purchases (by approximately one-third) from the two month period ended May 31, 2008 to the two month period ended February 28, 2009.  Fewer purchases are required to support the lower level of sales.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of February 28, 2009 are $528,000, up 34% from the $393,000 accrued at the prior year-end.  This increase is primarily due to more Projects in process at February 28, 2009, at a later stage of completion.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities increased slightly from the prior year-end, to $1,106,000.  Payments on these liabilities will take place as scheduled within the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of February 28, 2009 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that  information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

                    (b)           Changes in internal controls.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

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

(a) The Company sold no equity securities during the fiscal quarter ended February 28, 2009 that were not registered under the Securities Act.

(b) Use of proceeds following effectiveness of initial registration statement:

Not Applicable

(c) Repurchases of Equity Securities

Period

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2008 - December 31, 2008	-	-	-	.
January 1, 2009 - January 31, 2009	-	-	-	.
February 1, 2009 - February 28, 2009	-	-	-	.
Total	-	-	-	$160,802 (1)
(1)

In 1998, the Company initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000.  Additional deposits totaling $435,000 have been made to the plan, with expenditures of $499,198.  To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

(d)

Under the terms of the Company's credit arrangements with its primary lender, the Company is prohibited from issuing cash dividends.  In addition, the credit arrangements require the Company to maintain net working capital of at least $2,000,000 and tangible net worth of at least $6,000,000, as such terms are defined in the credit documents.  On February 28, 2009, under such definitions the Company's net working capital and tangible net worth were significantly in excess of such limits.  Additional information regarding the Company's line of credit and restrictive covenants appears under the caption "Capital Resources, Lines of Credit and Long-Term Debt" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3	Defaults Upon Senior Securities
None
ITEM 4	Submission of Matters to Vote of Securities Holders
None
ITEM 5	Other Information
	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported
None
	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant"s Board of Directors
None
16

ITEM 6	Exhibits
	20	News from Taylor Devices, Inc. Shareholder Letter, Spring 2009
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of February 28, 2009, the related condensed consolidated statements of income for the three and nine months ended February 28, 2009 and February 29, 2008 and cash flows for the nine months ended February 28, 2009 and February 29, 2008.  These interim financial statements are the responsibility of the Company's management.

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
April 13, 2009

TAYLOR DEVICES, INC.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	April 14, 2009	s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	April 14, 2009	s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer