Form 10-K
period 2009-05-31
TAYLOR DEVICES INC
filed 2009-08-28
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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
Registrant's telephone number, including area code (716) 694-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.025 par value)
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  [  ] Yes    [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[   ] Yes    [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     [X] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                                                                 [   ] Yes    [X]  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter on November 30, 2008 is $6,919,820.

The number of shares outstanding of each of the registrant's classes of common stock as of August 13, 2009: 3,222,329

TAYLOR DEVICES, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Proxy Statement	Part III, Items 10-14

FORM 10-K INDEX

PART IV			PAGE
	Item 15.	Exhibits, Financial Statement Schedules.	23
SIGNATURES			27

PART I

Item 1.  Business.

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

Business Combination

Effective April 1, 2008, the Company and Tayco Developments, Inc. ("Developments") merged, with the Company as the survivor.  The merger allowed the complementary operations of both companies, including Developments' patents and other intellectual property and the product development and manufacturing process, to be fully integrated into the Company, and is expected to result in significant synergies and reduced administrative expenses, especially expenses associated with maintaining each as a separate company.  See "Patents, Trademarks and licenses", below.

Under the merger, each outstanding share of Developments' common stock was converted into the right to receive one share of Taylor Devices, Inc. common stock.  The aggregate purchase price of $5,058,191 was calculated by multiplying the total number of Developments' outstanding shares of common stock (987,928) by the average closing bid and ask prices for shares of the Company's common stock on March 31, 2008 ($5.12).  The Company issued 290,361 common shares as a result of the business combination.  Of these, 228,317 shares are held by the Company in its treasury leaving a net new shares outstanding of 62,044.  The 228,317 shares held in treasury were issued to replace the same number of shares of Developments that were owned by the Company at the time of the merger.  See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation --Merger with Tayco Developments."

Management accounted for the merger using the purchase method in accordance with SFAS No. 141 "Business Combinations."  As such, it analyzed the value of tangible and intangible assets acquired and liabilities assumed and determined the excess of value of net assets acquired over cost.   Because the value of the acquired assets and liabilities assumed exceeded the acquisition price, the valuation of the long-lived assets acquired was reduced to zero in accordance with SFAS No. 141.  Accordingly, no basis was assigned to property, plant and equipment, patents or any other non-current assets and the remaining excess was recorded as an extraordinary gain, net of deferred income taxes.

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

Distribution

The Company uses the services of more than 50 sales representatives and distributors in the United States and Canada. Specialized technical sales in aerospace and custom marketing activities are serviced by three sales agents, under the direction and with the assistance of Douglas P. Taylor, the Company's President.  Sales representatives typically have non‑exclusive, yearly agreements with the Company, which, in most instances, provide for payment of commissions on sales at 10% of the product's net aggregate selling price.  Distributors also have non‑exclusive, yearly agreements with the Company to purchase the Company's products for resale purposes.

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

Dependence Upon Major Customers

The Company is not dependent on any one or a few major customers.  Sales to two customers approximated 18% (10% and 8%, respectively) of net sales for 2009.  The loss of either or both of these customers, unless the business is replaced by the Company, could result in an adverse effect on the results for the Company.

Patents, Trademarks and Licenses

Under the terms of the 2008 merger, ownership of all patents held by Developments was transferred to the Company, and the Company was granted preferential rights to market, in the United States and Canada, all existing and future inventions and patents which had been developed by Developments.   See "Business Combination" above.

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales.  The Company has no inventory out on consignment and no consignment sales for the years ended May 31, 2009 and 2008.  No extended payment terms are offered.  During the year ended May 31, 2009, delivery time after receipt of orders averaged 12 to 14 weeks for the Company's standard products.  Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects using custom designed components of the Company.

Need for any Government Approval of Principal Products or Services

Contracts between the Company and the federal government or its independent contractors are subject to termination at the election of the federal government.  Contracts are generally entered into on a fixed price basis.  From time to time, the Company has also entered into a "cost plus" defense contract.  If the federal government should limit defense spending, these contracts could be reduced or terminated, which management believes would have a materially adverse effect on the Company.

Research and Development

The Company does not generally engage in major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the federal government.  The Company, however, engages in research testing of its products.  For the fiscal years ended May 31, 2009 and 2008, the Company expended $146,000 and $113,000, respectively, on manufacturing research.  For the years ended May 31, 2009 and 2008, defense sponsored research and development totaled $30,000 and $26,000, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2009, the Company had 89 employees, including three executive officers, and one part time employee.  The Company has good relations with its employees.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

The Company's production facilities occupy approximately six acres on Tonawanda Island in North Tonawanda, New York and are comprised of four interconnected buildings and two adjacent buildings.  The production facilities consist of a small parts plant (approximately 4,400 square feet), a large parts plant (approximately 13,500 square feet), and include a facility of approximately 7,000 square feet constructed in 1995 (see below), a test facility, storage area, pump area and the Company's general offices.  One adjacent building is a 17,000 square foot seismic assembly test facility.  Another adjacent building (approximately 2,000 square feet) is used as a training facility.  These facilities total more than 45,000 square feet.  The Company has two separate remote test facilities used for shock testing.  One facility is 800 square feet, and a newer, state-of-the-art test facility is 1,200 square feet.  The small parts plant consists of a complete small machine shop and tool room that produces all of the Company's product items which are less than two inches in diameter.  The large parts plant consists of a complete large machine shop and tool room.  Both plants contain custom-built machinery for boring, deep-hole drilling and turning of parts.

The lease previously reported (the "Lease") between the Company and the Niagara County Industrial Development Agency ("NCIDA"),  relating to approximately 7,000 square feet of manufacturing space adjacent to the Company's existing large machine shop, ended according to its terms.    As of June 1, 2009, the Company, pursuant to the Lease, purchased the land and buildings held by the NCIDA for $1.00.

The previously reported mortgage note in the face amount of $400,000 held by HSBC on property located at 90 Taylor Drive, North Tonawanda, New York,   was repaid in full on July 22, 2009.

The Company's real properties are subject to a negative pledge agreement with its lender, First Niagara Bank.  The Company has agreed with the lender that, for so long as the credit facilities with the lender are outstanding, the Company will not sell, lease or mortgage any of its real properties.  Additional information regarding the Company's agreement with First Niagara Bank is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, at "Capial Resources, Line of Credit and Long-Term Debt."

The Company leases a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet at $975 per month.  The warehouse is located approximately one-quarter mile from the above-referenced production facilities and office space.  The total rental expense incurred by the Company for this facility in fiscal 2009 was $11,700.  The Company also leases a separate facility for painting, packaging and shipping from an unrelated third party, consisting of approximately 10,000 square feet at $4,200 per month.  The facility is located approximately four miles from the above-referenced production facilities and office space.  The total rental expense incurred by the Company for this facility in fiscal 2009 was $50,400.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The following tables provide information regarding the properties discussed in this Item 2. Properties.

TAYLOR DEVICES, INC. AND SUBSIDIARY
DISCLOSURE FOR REG. 228.102(c) FOR FILING 10-KSB
05/31/09

Reg. 228.102(c)-Real Estate

Property Location / Description		Book
90 & 100 Taylor Drive		Accumulated	Net Book	Percentage
N. Tonawanda, NY 14120		Depreciation	Value	of Total
(see below)	Cost	5/31/2009	5/31/2009	Assets
Land	$ 141,483	$ -	$ 141,483
Buildings	1,457,704	817,995	639,709
Improvements	2,571,269	1,080,054	1,491,215
Total	$ 4,170,456	$ 1,898,049	$ 2,272,407	13.0%
90 Taylor Drive
Land	$ 107,363	$ -	$ 107,363
Building	731,857	430,451	301,406
Building Improvements-Realty	159,427	80,985	78,442
Building Improvements-Devices	2,411,842	999,069	1,412,773
Total	$ 3,410,489	$ 1,510,505	$ 1,899,984	10.9%
100 Taylor Drive
Land	$ 34,120	$ -	$ 34,120
Building	725,847	387,544	338,303
Total	$ 759,967	$ 387,544	$ 372,423	2.1%

Taylor Devices, Inc. & Subsidiary
Total Assets as of May 31, 2009		$ 17,431,127

Reg. 228.102(c)(3)

Reg.228.102(c)(7)(vi)(A-D)

Property Location / Description	Federal Tax	Federal Tax	Federal	Federal Tax	Net Tax
90 & 100 Taylor Drive	Depreciation	Life	Tax	Accumulated	Basis
N. Tonawanda, NY 14120	Methods	Claim	Cost	Depreciation	5/31/2009
(see below)
Straight Line,
Building	MACRS	15-40 Yrs.	$ 1,457,704	$ 817,090	$ 640,614

Straight Line
ACRS,
Building Improvements	MACRS	7-40 Yrs.	2,709,506	1,129,984	1,579,522

Total			$ 4,167,210	$ 1,947,074	$ 2,220,136
90 Taylor Drive
Straight Line,
Building	MACRS	15-31.5 Yrs.	$ 731,857	$ 430,126	$ 301,731

Building Improvements-Realty	Straight Line	7-39 Yrs.	297,664	91,731	205,933

Straight Line
ACRS,
Building Improvements-Devices	MACRS	15-40 Yrs.	2,411,842	1,038,252	1,373,590

Total			$ 3,441,363	$ 1,560,110	$ 1,881,253
100 Taylor Drive
Building	Straight Line	19-40 Yrs.	$ 725,847	$ 386,964	$ 338,883

Reg. 228.102(c)(7)(vii)

The Company recorded $44,000 expense during the year for real property taxes and payments in lieu of taxes.  This represents a combined tax rate of $38.46 per $1,000 of assessed valuation including a 50% reduction in taxes for the property leased from the NCIDA.  This reduction will cease upon payment in full of the Bond and the Company's purchase for $1.00 of the land leased from the NCIDA.

Item 3. Legal Proceedings.

In 2008, the State of New York Workers Compensation Board ("Board") commenced a lawsuit against Taylor Devices, Inc. (the "Company") and approximately 264 other entities, seeking to recover funds allegedly owed in connection with the Company's participation in the Manufacturing Self-Insurance Trust ("Trust").  In sum, the Board claims that: (i) the Trust provided Workers Compensation self-insurance to its participating members, including the Company, from April 22, 1997 to August 31, 2006; (ii) the Board has assumed control of the Trust; (iii) the Trust's liabilities exceed its assets by approximately $29,000,000; (iv) the Company and the other participating members are jointly and severally liable for the deficit; and, (v) in the rough estimate calculated by the Board of each participating member's current share of the deficit, the Company's share exceeds $79,555 and it could be jointly and severally responsible for a deficit of $28,566,000.

The Company denies the Board's claims that the Company owes the amounts sought, and its investigation into the factual allegations of the lawsuit continues.  It appears that the Board is performing additional forensic audits regarding the Trust, in order to more accurately determine the amounts allegedly owed by the participating members.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

The Company's Common Stock trades on the NASDAQ Capital Market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") stock market under the symbol TAYD.  The high and low sales information noted below for the quarters of fiscal year 2009 and fiscal year 2008 were obtained from NASDAQ.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

First Quarter	8.35	4.69	7.15	5.55

Second Quarter	8.25	2.11	7.71	5.88

Third Quarter	3.54	2.13	9.25	4.76

Fourth Quarter	3.42	2.15	7.69	4.60

Holders

As of August 13, 2009, the number of issued and outstanding shares of Common Stock was 3,222,329 and the approximate number of record holders of the Company's Common Stock was 819.  Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

Dividends

No cash or stock dividends have been declared during the last two fiscal years.  Under the terms of the Company's previous credit arrangement with its major lender, the Company was prohibited from issuing cash dividends.  The Company's new line of credit does not prohibit the payment of cash dividends; however, the Company has agreed to maintain a minimum working capital position of $3,000,000 and a minimum debt service coverage ratio of 1.5 to 1.  As of August 10, 2009, the Company's working capital and debt service coverage ratio exceeded these requirements.  If these requirements had been in effect on May 31, 2009, the Company's assets available for dividends would have exceeded these requirements by $5.9 million.

As of September 15, 2008, the Company's Board of Directors adopted a shareholder rights plan designed to deter coercive or unfair takeover tactics and prevent an acquirer from gaining control of the Company without offering a fair price to shareholders.  Under the plan, certain rights ("Rights") were distributed as a dividend on each share of Common Stock (one Right for each share of Common Stock) held as of the close of business on October 3, 2008.  Each whole Right entitles the holder, under certain defined conditions, to buy one two-thousandths (1/2000) of a newly issued share of the Company's Series 2008 Junior Participating Preferred Stock ("Series 2008 Preferred Stock") at a purchase price of $5.00 per unit of one two-thousandths of a share.  Rights attach to and trade with the shares of Common Stock, without being evidenced by a separate certificate.  No separate Rights certificates will be issued unless and until the Rights detach from Common Stock and become exercisable for shares of the Series 2008 Preferred Stock.

The Rights become exercisable to purchase shares of Preferred Stock (or, in certain circumstances, Common Stock) only if (i) a person acquired 15% or more of the Company's Common Stock, or (ii) a person commenced a tender or exchange offer for 10% or more of the Company's Common Stock, or (iii) the Board of Directors determined that the beneficial owner of at least 10% of the Company's Common Stock intended to cause the Company to take certain actions adverse to it and its shareholders or that such ownership would have a material adverse effect on the Company.  The Rights Plan will expire on October 5, 2018.

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2009.

.	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	.	..	.
1998 Stock Option Plan 2001 Stock Option Plan 2005 Stock Option Plan 2008 Stock Option Plan	10,000 19,250 130,750 -	$4.50 $3.80 $5.19 -	- - 7,750 140,000
Equity compensation plans not approved by security holders
2004 Employee Stock Purchase Plan (1)	-	-	239,806
Total	160,000		387,556

(1)

The Company's 2004 Employee Stock Purchase Plan (the "Employee Plan") permits eligible employees to purchase shares of the Company's common stock at fair market value through payroll deductions and without brokers' fees.  Such purchases are without any contribution on the part of the Company.    As of May 31, 2009, 239,806 shares were available for issuance.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2009 - March 31, 2009	-	-	-	.
April 1, 2009 - April 30, 2009	2,052	$3.00	2,052	.
May 1, 2009 - May 31, 2009	-	-	-	.
Total	2,052	$3.00	2,052	-

On March 12, 2009, in order to reduce the Registrant's administrative expenses, the Board of Directors authorized the Company's President and Chief Executive Officer, Douglas P. Taylor, to offer to purchase all, but not less than all, of the shares tendered by any shareholder owning beneficially or of record as of March 4, 2009 fewer than 100 shares of the Company's outstanding common stock, $.025 par value.  Acceptance of the Company's odd lot tender offer was voluntary.  Eligible shareholders were paid $3.00 per share for every share tendered, and were not charged any broker's fees, commissions or other charges.  The Offer commenced on March 16, 2009 and expired on April 17, 2009.

Item 6.  Selected Financial Data

The Company qualifies as a smaller reporting company, as defined by §229.10(f)(1), and is not required to provide the information required by this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  Information in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this 10-K that does not consist of historical facts are "forward-looking statements."  Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," "assume" and "optimistic" constitute forward-looking statements and, as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in the Company's expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

Application of Critical Accounting Policies and Estimates

The Company's consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles.  The preparation of the Company's financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported.  These estimates, assumptions and judgments are affected by management's application of accounting policies, which are discussed in Note 1. "Summary of Significant Accounting Policies" and elsewhere in the accompanying consolidated financial statements. As discussed below, our financial position or results of operations may be materially affected when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements.

Accounts Receivable

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows.  Accounts receivable are stated at an amount management expects to collect from outstanding balances.  Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts after considering the age of each receivable and communications with the customers involved.  Balances that are collected, for which a credit to a valuation allowance had previously been recorded, result in a current-period reversal of the earlier transaction charging earnings and crediting a valuation allowance.   Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable in the current period.  Historically, Management's estimates have been conservative, thus increasing the valuation allowance while collection efforts continue.  The actual amount of accounts written off over the five year period ended May 31, 2009 equaled only 0.1% of sales for that period.  While subsequent collection of amounts previously reserved has resulted in a reduction of the valuation allowance, the amounts have not been material.  The balance of the valuation allowance decreased by $30,000 since May 31, 2008 to the current level of $42,000.  Management does not expect the valuation allowance to materially change in the future for the current accounts receivable balance.

Inventory

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

This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Therefore, management of the Company has recorded an allowance for potential inventory obsolescence.  Based on certain assumptions and judgments made from the information available at that time, we determine the amount in the inventory allowance.  If these estimates and related assumptions or the market changes, we may be required to record additional reserves.  Historically, actual results have not varied materially from the Company's estimates.

The provision for potential inventory obsolescence was $210,000 and $180,000 for the years ended May 31, 2009 and 2008.

Revenue Recognition

Sales are recognized when units are delivered or services are performed.  Sales under fixed-price contracts are recorded as deliveries are made at the contract sales price of the units delivered.  Sales under certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries, are accounted for under the percentage-of-completion method of accounting whereby revenues are recognized based on estimates of completion prepared on a ratio of cost to total estimated cost basis.  Costs include all material and direct and indirect charges related to specific contracts.  Other expenses are charged to operations as incurred.  Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process.  Adjustments to cost and profit estimates are made periodically due to changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements.  These changes may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Any losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the revenue and profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion.  Historically, actual results have not varied materially from the Company's estimates.  In the fiscal year ended May 31, 2009, 42% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 58% of revenue was recorded as deliveries were made to our customers.  In the fiscal year ended May 31, 2008, 47% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 53% of revenue was recorded as deliveries were made to our customers.

For financial statement presentation purposes, the Company nets progress billings against the total costs incurred on uncompleted contracts.  The asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  The liability, "billings in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

Income Taxes

The provision for income taxes provides for the tax effects of transactions reported in the financial statements regardless of when such taxes are payable.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax and financial statement basis of assets and liabilities.  The deferred tax assets relate principally to asset valuation allowances such as inventory obsolescence reserves and bad debt reserves and also to liabilities including warranty reserves, accrued vacation, accrued commissions and others.  The deferred tax liabilities relate primarily to differences between financial statement and tax depreciation.  Deferred taxes are based on tax laws currently enacted with tax rates expected to be in effect when the taxes are actually paid or recovered.

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible.  The Company provides a valuation allowance to the extent that deferred tax assets may not be realized.  A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable.  The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance.  In future years the Company will need to generate approximately $2.7 million of taxable income in order to realize our deferred tax assets recorded as of May 31, 2009 of $882,000.  This deferred tax asset balance is $191,000 higher than at the end of the prior year primarily due to an increase in the difference between the book and tax inventory values.  The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced.  If actual results differ from estimated results or if the Company adjusts these assumptions, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate.  Historically, actual results have not varied materially from the Company's estimates.

The Company and its subsidiary file separate Federal and State income tax returns.  As of May 31, 2009, the Company had State investment tax credit carryforwards of approximately $158,000 expiring through May 2015.

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the years ended May 31, 2009 and 2008
Increase /
(Decrease)
Sales, net	$ (1,856,000)
Cost of goods sold	$ (346,000)
Selling, general and administrative expenses	$ (593,000)
Other income / (expense)	$ 49,000
Income before provision for income taxes, equity in net income of affiliate, minority stockholder's interest and extraordinary gain	$ (867,000)
Provision for income taxes	$ (288,000)
Income before equity in net income of affiliate, minority stockholder's interest and extraordinary gain	$ (580,000)
Extraordinary gain, net of deferred income tax	$ (406,000)
Net income	$ (961,000)

For the year ended May 31, 2009  (All figures being discussed are for the year ended May 31, 2009 as compared to the year ended May 31, 2008.)

	Year ended		Change
	May 31, 2009	May 31, 2008	Increase / (Decrease)	Percent Change
Net Revenue	$16,738,000	$18,594,000	$ (1,856,000)	-10%
Cost of sales	12,078,000	12,424,000	(346,000)	-3%
Gross profit	$ 4,660,000	$ 6,170,000	$ (1,510,000)	-24%
...as a percentage of net revenues	28%	33%

The Company's consolidated results of operations showed a 10% decrease in net revenues and a decrease in net income of 63%. Gross profit decreased by 24%.  The net revenue, gross profit and net income levels reached for the year ended May 31, 2008 were record highs for the Company.  Revenues recorded in the current period for long-term construction projects decreased by 19% from the level recorded in the prior year.   This decrease is primarily due to fewer projects completed in the current year (15 in fiscal 2009; 31 in fiscal 2008) as well as smaller sales value for the projects completed. The average total order value of completed projects in fiscal 2009 was $258,000, down from $375,000 in fiscal 2008.  Revenues recorded for all other product sales decreased by 2% from last year.  The gross profit as a percentage of net revenues for the current and prior year periods was 28% and 33%, respectively.

Sales of the Company's products are made to three general groups of customers: industrial, construction and aerospace / defense.  A breakdown of sales to these three general groups of customers is as follows:

2009		2008
Industrial	11%	Industrial	12%
Construction	49%	Construction	53%
Aerospace / Defense	40%	Aerospace / Defense	35%

Management attributes a large portion of the decrease in revenue to the current economic recession and its effect on the construction markets throughout the world.  Several construction projects in the United States and in Asia that had been in the planning stages during the past year or more have been placed "on-hold" by their owners, citing the decline in demand for their buildings or an inability to secure the necessary financing to complete their projects.  We maintain contact with these owners / contractors so that we will be in a position to work with them should their project resume activity.  It is not possible to determine the amount of contracts which we may have been awarded had the construction projects not been placed "on-hold."  A small number of customers have cancelled outstanding purchase orders with the Company.  We include provisions in our contracts for the building projects that allow us to collect from the customer a pro-rata amount for work completed on a contract at the time of cancellation.  These cancelled purchase orders are not expected to have a material impact on our operating results or cash flow.    At May 31, 2008, we had 125 open sales orders in our backlog with a total sales value of $11.4 million.  At May 31, 2009, we had 26% fewer open sales orders in our backlog (92 orders) but the total sales value is $13.1 million or approximately 15% higher than the prior year.  $3.9 million of the current backlog is on projects already in progress.  $2.6 million of the $11.4 million sales order backlog at May 31, 2008 was in progress at that date.  In order to remain profitable during this down-turn in the economy, we are carefully watching our expenses to reduce them wherever possible.

Management is cautiously optimistic that the year-end sales order backlog will provide a strong start towards positive revenue growth and operating results for fiscal 2010 compared with fiscal 2009.  65% of the sales value in the backlog is for aerospace / defense customers compared to 50% at the end of fiscal 2008.  The Company continues to be negatively affected by the slow global construction market.  As a percentage of the total sales order backlog, orders from customers in construction accounted for 34% at May 31, 2009 and 46% at May 31, 2008.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for fiscal years ended May 31, 2009 and 2008 is as follows:

2009		2008
North America	77%	North America	67%
Asia	19%	Asia	27%
Other	4%	Other	6%

Selling, General and Administrative Expenses
Year ended	Change
	May 31, 2009	May 31, 2008	Increase / (Decrease)	Percent Change
Outside Commissions	$ 792,000	$1,101,000	$ (309,000)	-28%
Other SG&A	2,979,000	3,263,000	(284,000)	-9%
Total SG&A	$3,771,000	$4,364,000	$ (593,000)	-14%
...as a percentage of net revenues	23%	23%

Selling, general and administrative expenses decreased by 14% from the prior year.  Outside commission expense decreased by 28% over last year's level.  Outside commission expense was lower in this period due to a lower level of sales.  Other selling, general and administrative expenses decreased by 9% from last year.

The above factors resulted in operating income of $889,000 for the year ended May 31, 2009, down 51% from the $1,806,000 in the prior year.

Interest expense of $67,000 is 51% less than in the prior year.  The average level of use of the Company's operating line of credit remained fairly constant from last year to this year at $1.4 million.   The interest rate on the operating line of credit decreased 1.75 percentage points since May 31, 2008 to 3% at May 31, 2009..  The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

The Company's effective tax rate (ETR) is calculated based upon current assumptions relating to the year's operating results and various tax related items.  The ETR for the fiscal year ended May 31, 2009 is 32.9%, almost identical to the ETR for the prior year of 33.1%.  A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

2009		2008
Computed tax provision at the expected statutory rate	$290,000	$ 712,700
Effect of graduated Federal rates on subsidiary income	(10,400)	(10,600)
State income tax - net of Federal tax benefit	6,200	4,500
Tax effect of permanent differences:
Equity in net income of affiliate	-	(2,000)
Minority shareholder interest	-	12,400
Extraordinary gain upon merger	-	(137,600)
Other permanent differences	(11,900)	(37,600)
Other	7,400	27,200
	$ 281,300	$ 569,000

Merger with Tayco Developments

As noted in Item 1 above, the Company merged with Developments effective April 1, 2008.

In the merger, each outstanding share of Developments' common stock was converted into the right to receive one share of Taylor Devices, Inc. common stock.  The Paid-in capital of the Company was increased for most of the value of the new shares of Company stock exchanged for shares of Developments' stock.  This was offset considerably by the cancellation of the shares of the Company's stock that had been owned by Developments.  The net increase in Paid-in capital for this transaction was $1,479,389.  The per-share value of $5.12 was calculated as the average of the closing Bid and Ask prices on March 31, 2008.  This same amount was used to value the Company's shares of stock that were received as Treasury stock in exchange for each share of Developments' stock that was owned by the Company.

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

A significant change in the Company's Consolidated Statement of Income from last year to this year is the recording of an extraordinary gain that resulted from the merger.  The $406,157 gain was calculated as the amount by which the value of the net assets acquired with Developments exceeded the total acquisition costs.  The Equity in net income of affiliate and Minority stockholder's interest lines on the Consolidated Statement of Income were zero in the current year because the transaction occurred last year.  The amounts reported on these lines for the prior year are not significantly different from a full year because the transaction occurred after ten months of the year were completed.

                                                                                                2009                            2008
Consolidated Statement of Income items:
                         Equity in net income of affiliate               $              -                  $     12,016
                         Minority stockholder's interest               $              -                  $     36,430
                      Extraordinary gain on the merger               $              -                  $   406,157

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

On June 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  The Company used the modified prospective approach of adoption under SFAS No. 123R which resulted in the recognition of $55,000 and $81,000 of compensation cost for the years ended May 31, 2009 and 2008.

The fair value of each stock option grant has been determined using the Black-Scholes model.  The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants.  The Company used a weighted average expected term.  Expected volatility assumptions utilized in the model were based on volatility of the Company's stock price for the thirty month period immediately preceding the granting of the options.  The Company issued stock options in August 2008 and April 2009.  The risk-free interest rate is derived from the U.S. treasury yield.

The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

                                                                                                                                                 August 2008        April 2009
                                                                                                 Risk-free interest rate:                5.0%                 3.875%
                                                                                       Expected life of the options:            2.5 years            2.5 years
                                                                                  Expected share price volatility:                71%                    89%
                                                                                                    Expected dividends:                zero                     zero

  These assumptions resulted in estimated fair-market value per stock option:                $1.94                   $1.06

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the year ended May 31, 2009 is presented below:

                                                                                                                                                               Weighted-
                                                                                                                               Number of               Average
                                                                                                                                 Options             Exercise Price
                         Options outstanding and exercisable at May 31, 2008:           120,500                      $ 5.30
                                                                                          Options granted:             39,500                      $ 4.01
                         Options outstanding and exercisable at May 31, 2009:           160,000                      $ 4.98

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

Capital expenditures for the year ended May 31, 2009 were $676,000 compared to $565,000 in the prior year.  The Company has no commitments to make any capital expenditures as of May 31, 2009.

  Through August 6, 2009, the Company had a $5,000,000 line of credit with a bank.  There was a $1,017,000 principal balance outstanding as of May 31, 2009, up from the $879,000 balance outstanding as of May 31, 2008.  The outstanding balance on the line of credit fluctuated as the Company's various long-term projects progressed

Effective August 7, 2009, the Company replaced its bank credit facility with a $6,000,000 demand line of credit from a different bank, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5% or the bank's prime rate less ..25%.  There is an interest rate floor of 3.5%.  The line is secured by accounts receivable, equipment, inventory, and general intangibles.  This line of credit is subject to the usual terms and conditions applied by the bank and is subject to renewal annually.  In conjunction with this new line of credit, the Company agreed to the following covenants:

  Maintain a minimum working capital position of $3,000,000 at all times;

    Actual working capital at May 31, 2009 was $8,946,000.

  Maintain a minimum debt service coverage ratio of 1.5:1.

    Actual ratio at May 31, 2009 was 1.9:1.

The bank is not committed to make loans under this line of credit and no commitment fee is charged.

Inventory and Maintenance Inventory
May 31, 2009	May 31, 2008	Increase / (Decrease)
Raw Materials	$ 524,000		$ 436,000		$ 88,000	20%
Work in process	5,688,000		5,811,000		(123,000)	-2%
Finished goods	510,000		378,000		132,000	35%
Inventory	6,722,000	89%	6,625,000	88%	97,000	1%
Maintenance and other inventory	809,000	11%	888,000	12%	(79,000)	-9%
Total	$ 7,531,000	100%	$ 7,513,000	100%	$ 18,000	-

Inventory turnover	1.6		1.9

Inventory, at $6,722,000 as of May 31, 2009, is 1% higher than the prior year-end.  Of this, approximately 85% is work in process, 7% is finished goods, and 8% is raw materials.  Current inventory increased by $97,000 or one percent over the May 31, 2008 level of $6,625,000.  While this increase is not significant, it is one factor in the decrease in the inventory turnover rate.  The inventory turnover is calculated by dividing the annualized cost of sales by the average inventory level.  The average level of inventory for the year ended May 31, 2009 was $7,522,000.  This is $842,000 higher than the average level for the fiscal year ended May 31, 2008.  This increase is primarily due to the following: a.)We have increased the amount of machined components sourced from foreign vendors.  There is a longer lead time to receive these products from the vendors so we maintain a higher level of inventory to meet our requirements.  The cost of maintaining this higher level of inventory is offset by the lower landed cost to purchase the components with the same high level of quality demanded from domestic suppliers. b.) In an attempt to reduce the lead time to our customers, we have increased the level of inventory of certain seismic components in standard sizes. While the level of inventory will fluctuate from time to time due to the stage of completion of the non-project sales orders in progress at the time, we do not expect that the inventory level will increase significantly from current levels for a sustained period of time.

The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.  There was an insignificant amount of slow-moving inventory used during the year ended May 31, 2009.  The Company disposed of approximately $15,000 and $74,000 of obsolete inventory during the years ended May 31, 2009 and 2008, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings ("CIEB"),
and Billings in Excess of Costs and Estimated Earnings ("BIEC")
	May 31, 2009	May 31, 2008	Increase
Accounts receivable	$ 2,691,000	$ 2,109,000	$ 582,000	28%
CIEB	1,957,000	1,756,000	201,000	11%
Less: BIEC	126,000	-	126,000
Net	$ 4,522,000	$ 3,865,000	$ 657,000	17%

The Company combines the totals of accounts receivable, the asset CIEB, and the liability BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date.  As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $2,691,000 as of May 31, 2009 includes approximately $8,000 of amounts retained by customers on long-term construction projects.  The Company expects to collect all of these amounts, including the retainage, during the next twelve months.  The number of an average day's sales outstanding in accounts receivable (DSO) increased from 38 days at May 31, 2008 to 54 at May 31, 2009.  The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date.  The level of sales for an average day in the fourth quarter of the current year is approximately 10% lower than in the fourth quarter of the prior year.  This is consistent with the overall decrease in revenue for the year.  The level of accounts receivable at the end of the current year is 28% higher than at the end of the prior year.  The combination of these two factors cause the DSO to increase from last year end to this.  Over 95% of the accounts receivable at May 31, 2009 are less than 60 days old including two thirds of the total that was billed to six customers within six weeks prior to year end.  This compares favorably to the prior year end when 70% of the balance was less than 60 days old including 40% of the total that was billed to two customers within six weeks prior to year end.  For this reason, the Company does not expect that accounts receivable are becoming significantly less collectible

As noted above CIEB represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $1,957,000 balance in this account at May 31, 2009 is an 11% increase from the prior year-end.  This increase from last year-end is a reflection of 1.) the increase in the number of projects in progress at the two balance sheet dates (14 at May 31, 2009  compared to 7 at May 31, 2008) and 2.) in the aggregate, the projects in progress at May 31, 2009 are 58% complete at that date while the projects in progress at May 31, 2008 were 45% complete at that date.  The average total sales value of long-term construction projects in process at the end of this year is similar to the end of last year.  Generally, if progress billings are permitted under the terms of a project sales agreement, then the more complete the project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.  63% of the CIEB balance as of the end of the last fiscal quarter, February 28, 2009, was billed to those customers in the current fiscal quarter ended May 31, 2009.  The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

As of May 31, 2009, there are sales orders for three projects that are not yet in progress.  These projects average $788,000 each in value upon completion.  This compares to nine such projects as of the prior year end with an average value of almost $260,000.

The year-end balances in the CIEB account are comprised of the following components:

	May 31, 2009	May 31, 2008
Costs	$ 3,303,000	$ 1,711,000
Estimated earnings	1,048,000	372,000
Less: Billings to customers	2,394,000	327,000
CIEB	$ 1,957,000	$ 1,756,000
Number of projects in progress	10	7

As noted above, BIEC represents billings to customers in excess of revenues recognized.  The $126,000 balance in this account at May 31, 2009 is in comparison to no balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	May 31, 2009	May 31, 2008
Billings to customers	$ 956,000	$ -
Less: Costs	548,000	-
Less: Estimated earnings	282,000	-
BIEC	$ 126,000	$ -
Number of projects in progress	4	-

Summary of factors affecting the year-end balances in the asset CIEB, and the liability BIEC:

	2009	2008
Number of projects in progress at year-end	14	7
Aggregate percent complete at year-end	58%	45%
Average total value of projects in progress at year-end	$661,000	$667,000
Percentage of total value invoiced to customer	36%	7%

The Company's backlog of sales orders at May 31, 2009 is $13.1 million, up 15% from the backlog at the end of the prior year of $11.4 million.  $3.9 million of the current backlog is on projects already in progress.

Accounts payable, at $887,000 as of May 31, 2009, is approximately $300,000 less than the prior year-end.  There is no specific reason for this fluctuation other than the normal payment cycle of vendor invoices.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of May 31, 2009 are $598,000.  This is 52% higher than the $393,000 accrued at the prior year-end.  This $205,000 increase is reasonable considering the increase in accounts receivable of $582,000, the $201,000 increase in the current asset, "costs and estimated earnings in excess of billings" and two projects in Asia that have no progress billings and higher than normal commission rates.   Commission expense related to long-term construction projects is recorded at the same time as revenue on the projects is recorded. This liability will not decrease until progress billings on the projects have been issued by the Company and are paid by our customers.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities of $1,011,000 increased slightly from the prior year of $935,000.

Management believes that the Company's cash flows from operations and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases (if any) for the next twelve months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required pursuant to this Item 8 are included in this Form 10-K as a separate section commencing on page 29 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

Item 9A. Controls and Procedures.

Item 9A(T). Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures.

                The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of May 31, 2009 and have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)           Management's report on internal control over financial reporting.

                The Company's management, with the participation of the Company's principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.  Based on this assessment management has concluded that, as of May 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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

(c)           Changes in internal control over financial reporting.

                There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on November 6, 2009, which information is hereby incorporated by reference into this Annual Report.  The proxy materials, including the Proxy Statement and form of proxy, will be filed within 120 days after the Company's fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
	(i)	Report of Independent Registered Public Accounting Firm
	(ii)	Consolidated Balance Sheets May 31, 2009 and 2008
	(iii)	Consolidated Statements of Income for the years ended May 31, 2009 and 2008
	(iv)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2009 and 2008
	(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2009 and 2008
	(vi)	Notes to Consolidated Financial Statements May 31, 2009 and 2008
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
(iii)

Amendment to Certificate of Incorporation eliminating and re-designing the Series A Junior Preferred Stock and creating 5,000 Series 2008 Junior Participating Preferred Stock,, $.05 par value, as filed by the Secretary of State of the State of New York on September 16, 2008, and incorporated by reference to Exhibit (3)(i) of Form 8-K, dated as of September 15, 2008 and filed September 18, 2008.

	(iv)	Certificate of Change incorporated by reference to Exhibit (3)(i) to Quarterly Report on Form 10-QSB for the period ending November 30, 2002.
	(v)	Proxy Review Guidelines incorporated by reference to Exhibit (3)(ii) to Quarterly Report on Form 10-QSB for the period ending February 28, 1998, dated April 10, 1998.
	(vi)	By-laws incorporated by reference to Exhibit (3)(i) to Quarterly Report on Form 10-QSB for the period ending February 28, 2004, dated April 14, 2004.
	(vii)	Amendment to By-laws incorporated by reference to Exhibit (3)(ii) of Form 8-K, dated as of September 15, 2008 and filed September 18, 2008.
(4)	Instruments defining rights of security holders, including indentures
(i)

Rights Agreement by and between registrant and Regan & Associates, Inc, dated as of October 5, 2008 and letter to shareholders (including Summary of Rights), dated October 5, 2008, attached as Exhibits 4 and 20, respectively to Registration Statement on Form 8-A 12G, filed with the Securities and Exchange Commission on October 3, 2008.

(10)	Material Contracts
	(i)	1998 Taylor Devices, Inc. Stock Option Plan attached as Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-6905, filed with the Securities and Exchange Commission on December 24, 1998.
	(ii)	2001 Taylor Devices, Inc. Stock Option Plan attached as Exhibit A to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 24, 2001.
	(iii)	2005 Taylor Devices, Inc. Stock Option Plan attached as Appendix B to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 27, 2005.
	(iv)	2008 Taylor Devices, Inc. Stock Option Plan attached as Appendix C to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 26, 2008.
	(v)	Employment Agreement dated as of December 1, 2000 between the Registrant and Douglas P. Taylor, incorporated by reference to Exhibit (10)(x) to Annual Report on Form 10-KSB, dated August 22, 2001.
	(vi)	Employment Agreement dated as of December 1, 2000 between the Registrant and Richard G. Hill, incorporated by reference to Exhibit (10)(xi) to Annual Report on Form 10-KSB, dated August 22, 2001.
	(vii)

The 2004 Taylor Devices, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-114085, filed with the Securities and Exchange Commission on March 31, 2004.

	(viii)

Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File No. 333-114085, for the 2004 Taylor Devices, Inc. Employee Stock Purchase Plan, filed with the Securities and Exchange Commission on August 24, 2006.

	(ix)

First Amendment to Employment Agreement dated as of December 22, 2006 between the Registrant and Douglas P. Taylor, incorporated by reference to Exhibit 10(ii) to Quarterly Report on Form 10-QSB for the period ending February 28, 2007.

	(x)

First Amendment to Employment Agreement dated as of December 22, 2006 between the Registrant and Richard G. Hill, incorporated by reference to Exhibit 10(iii) to Quarterly Report on Form 10-QSB for the period ending February 28, 2007.

	(xi)

Indemnification Agreement between registrant and directors and executive officers, attached as Appendix A to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 27, 2007.

	(xii)

Consent Agreement by and between Taylor Devices, Inc. and HSBC Bank USA, National Association, dated November 30, 2008, incorporated by reference to Exhibit 10(xv) to Annual Report on Form 10-KSB, dated August 21, 2008.

	(xiii)	General Security Agreement dated August 7, 2009 by the Registrant in favor of First Niagara Bank, filed with this Report.
	(xiv)	Negative Pledge Agreement dated August 7, 2009 by the Registrant in favor of First Niagara Bank, filed with this Report.

24
(11)	Statement regarding computation of per share earnings

	REG. 228.601(A)(11) Statement regarding computation of per share earnings

	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2009

		Weighted average common stock outstanding		3,220,949
		Common shares issuable under stock option plans using treasury stock method		1,472
		Weighted average common stock outstanding assuming dilution		3,222,421

		Net income fiscal year ended May 31, 2009	(1)	$ 571,894
		Weighted average common stock	(2)	3,220,949
		Basic income per common share (1) divided by (2)		$ .18

		Net income fiscal year ended May 31, 2009	(3)	$ 571,894
		Weighted average common stock outstanding assuming dilution	(4)	3,222,421
		Diluted income per common share (3) divided by (4)		$ .18

	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2008

		Weighted average common stock outstanding		3,170,715
		Common shares issuable under stock option plans using treasury stock method		16,306
		Weighted average common stock outstanding assuming dilution		3,187,021

		Net income fiscal year ended May 31, 2008	(1)	$ 1,533,285
		Weighted average common stock	(2)	3,170,715
		Basic income per common share (1) divided by (2)		$ .48

		Net income fiscal year ended May 31, 2008	(3)	$ 1,533,285
		Weighted average common stock outstanding assuming dilution	(4)	3,187,021
		Diluted income per common share (3) divided by (4)		$ .48

(13)	The Annual Report to Security Holders for the fiscal year ended May 31, 2009, attached to this Annual Report on Form 10-K.
(14)	Code of Ethics, incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the period ending May 31, 2004.
(20)	Other documents or statements to security holders
	(i)	News from Taylor Devices, Inc. Shareholder Letter, Summer 2009.
(21)	Subsidiaries of the registrant
	Tayco Realty Corporation is a New York corporation organized on September 8, 1977, owned by the Company.
(23)	The Consent of Independent Registered Public Accounting Firm precedes the Consolidated Financial Statements.
(31)	Officer Certifications
	(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32)	Officer Certifications
	(i)	Section 1350 Certification of Chief Executive Officer.
	(ii)	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Douglas P. Taylor	Date:	August 12, 2009
Douglas P. Taylor
President and Director
(Principal Executive Officer)

                                and

By:	/s/Mark V. McDonough	Date:	August 12, 2009
Mark V. McDonough
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Reginald B. Newman II	By:	/s/Richard G. Hill
	Reginald B. Newman II, Director		Richard G. Hill, Director
	August 12, 2009		August 12, 2009

By:	/s/John Burgess	By:	/s/Randall L. Clark
	John Burgess, Director		Randall L. Clark, Director
	August 12, 2009		August 12, 2009

[Lumsden & McCormick, LLP Letterhead]

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of
Taylor Devices Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K (Commission File Number 0-3498) of Taylor Devices Inc. of our report dated August 7, 2009 and any reference thereto in the Annual Report to Shareholders for the fiscal year ended May 31, 2009.

We also consent to such incorporation by reference in Registration Statement Nos. 333-69705, 333-75662, 333-114085 and 333-133340 of Taylor Devices, Inc. on Form S-8 of our report dated August 7, 2009.

/s/Lumsden & McCormick, LLP
Lumsden & McCormick, LLP
Buffalo, New York
August 7, 2009

TAYLOR DEVICES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

[Lumsden & McCormick, LLP Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary as of May 31, 2009 and 2008 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Lumsden & McCormick, LLP
Lumsden & McCormick, LLP
Buffalo, New York
August 7, 2009

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2009	2008

Assets
Current assets:
Cash and cash equivalents	$ 45,297	$ 110,720
Restricted funds held by Trustee (Note 8)	37,931	30,346
Accounts receivable, net (Note 2)	2,691,032	2,109,157
Inventory (Note 3)	6,721,821	6,625,168
Prepaid expenses	462,976	540,945
Prepaid income taxes	-	98,345
Costs and estimated earnings in excess of billings (Note 4)	1,957,149	1,756,164
Deferred income taxes (Note 10)	882,000	691,100
Total current assets	12,798,206	11,961,945

Maintenance and other inventory, net (Note 5)	808,537	887,588
Property and equipment, net (Note 6)	3,687,637	3,425,910
Cash value of life insurance, net	136,747	131,135
Intangible assets	-	8,072
	$ 17,431,127	$ 16,414,650
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings (Note 7)	$ 1,017,000	$ 879,000
Current portion of long-term debt (Note 8)	77,151	137,621
Payables - trade	886,963	1,186,249
Accrued commissions	598,287	392,693
Other current expenses	1,010,816	934,514
Billings in excess of costs and estimated earnings (Note 4)	126,017	-
Accrued income taxes	135,815	-
Total current liabilities	3,852,049	3,530,077

Long-term debt (Note 8)	87,960	145,000
Deferred income taxes (Note 10)	307,285	190,485

Stockholders' Equity:
Common stock, $.025 par value, authorized 8,000,000 shares,
issued 3,716,502 and 3,712,516 shares	92,913	92,813
Paid-in capital	6,401,584	6,332,677
Retained earnings	8,920,557	8,348,663
	15,415,054	14,774,153
Treasury stock -- 495,222 and 493,170 shares at cost	(2,231,221)	(2,225,065)
Total stockholders' equity	13,183,833	12,549,088
	$ 17,431,127	$ 16,414,650

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2009	2008

Sales, net (Note 9)	$ 16,737,973	$ 18,593,831
Cost of goods sold	12,077,686	12,424,091
Gross profit	4,660,287	6,169,740

Selling, general and administrative expenses	3,770,942	4,363,652

Operating income	889,345	1,806,088

Other income (expense):
Interest, net	(67,223)	(136,959)
Miscellaneous	31,072	51,413
Total other income (expense)	(36,151)	(85,546)

Income before provision for income taxes, equity in net income of affiliate, minority stockholder's interest and extraordinary gain	853,194	1,720,542

Provision for income taxes (Note 10)	281,300	569,000

Income before equity in net income of affiliate, minority stockholder's interest and extraordinary gain	571,894	1,151,542

Equity in net income of affiliate	-	12,016

Income before minority stockholder's interest and extraordinary gain	571,894	1,163,558

Minority stockholder's interest	-	(36,430)

Income before extraordinary gain	571,894	1,127,128

Extraordinary gain on the merger of a business, net of deferred income taxes	-	406,157

Net income	$ 571,894	$ 1,533,285

Basic and diluted earnings per common share (Note 11):
Income before extraordinary gain	$ 0.18	$ 0.35
Extraordinary gain on the merger of a business	-	0.13
Net income	$ 0.18	$ 0.48

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

For the years ended May 31, 2009 and 2008
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2007	$ 85,250	$ 4,745,293	$ 6,815,378	$ (1,056,082)

Net income for the year ended May 31, 2008	-	-	1,533,285	-

Common stock issued for employee stock
purchase plan (Note 13)	68	16,183	-	-

Common stock issued for employee stock
option plan (Note 14)	56	11,471	-	-

Reclassification of equity balances	180	(180)	-	-

Stock options issued for services	-	80,521	-	-

Net effect on Stockholders' equity of merger with
Tayco Developments, Inc.	7,259	1,479,389	-	(1,168,983)

Balance, May 31, 2008	92,813	6,332,677	8,348,663	(2,225,065)

Net income for the year ended May 31, 2009	-	-	571,894	-

Common stock issued for employee stock
purchase plan (Note 13)	100	14,271	-	-

Odd-lot buy-back of Treasury shares (Note 16)	-	-	-	(6,156)

Stock options issued for services	-	54,636	-	-

Balance, May 31, 2009	$ 92,913	$ 6,401,584	$ 8,920,557	$ (2,231,221)

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended May 31,	2009	2008

Cash flows from operating activities:
Net income	$ 571,894	$ 1,533,285
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	422,495	358,716
Gain of sale of equipment	(350)	(920)
Stock options issued for services	54,636	80,521
Provision for inventory obsolescence	210,000	180,000
Equity in net income of affiliate	-	(12,016)
Excess of fair value of acquired net assets over cost	-	(406,157)
Deferred income taxes	(74,100)	(55,600)
Minority stockholder's interest	-	36,430
Changes in other current assets and liabilities:
Accounts receivable	(581,875)	1,784,636
Inventory	(227,602)	(1,845,785)
Prepaid expenses	77,969	(282,335)
Prepaid income taxes	98,345	(96,881)
Costs and estimated earnings in excess of billings	(200,985)	235,019
Payables - trade	(299,286)	192,192
Accrued commissions	205,594	(273,630)
Other current expenses	76,302	(4,130)
Billings in excess of costs and estimated earnings	126,017	(18,002)
Accrued income taxes	135,815	(329,780)
Net cash flows from operating activities	594,869	1,075,563

Cash flows from investing activities:
Net cash paid to trustee	(7,585)	(368)
Proceeds from sale of property and equipment	350	920
Cash received upon merger, net of direct costs	-	690,774
Acquisition of property and equipment	(676,150)	(564,683)
Increase in cash value of life insurance	(5,612)	(5,600)
Net cash flows from (for) investing activities	(688,997)	121,043

Cash flows from financing activities:
Net short-term borrowings	138,000	(749,000)
Payments on long-term debt	(138,992)	(238,067)
Payables - affiliate	-	(149,345)
Proceeds from long-term debt	21,482	-
Proceeds from issuance of common stock	14,371	27,778
Acquisition of treasury stock	(6,156)	-
Net cash flows from (for) financing activities	28,705	(1,108,634)

Net increase (decrease) in cash and cash equivalents	(65,423)	87,972

Cash and cash equivalents - beginning	110,720	22,748

Cash and cash equivalents - ending	$ 45,297	$ 110,720

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY
.
Notes to Consolidated Financial Statements
.

1.  Summary of Significant Accounting Policies:

Nature of Operations:

Taylor Devices, Inc. (the Company) manufactures and sells a single group of very similar products that have many different applications for customers.  These similar products are included in one of six categories; namely, Seismic Dampers, Fluidicshoks®, Crane and Industrial Buffers, Self-Adjusting Shock Absorbers, Liquid Die Springs, and Vibration Dampers for use in various types of machinery, equipment and structures, primarily to customers which are located throughout the United States and several foreign countries.  The products are manufactured at the Company's sole operating facility in the United States where all of the Company's long-lived assets reside. Management does not track or otherwise account for sales broken down by these categories..

75% of the Company's 2009 revenue was generated from sales to customers in the United States and 19% was from sales to customers in Asia.  Remaining sales were to customers in other countries in North America, Europe, South America and Australia.

64% of the Company's 2008 revenue was generated from sales to customers in the United States and 27% was from sales to customers in Asia.  Remaining sales were to customers in other countries in North America, Europe, South America and Australia.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned (58% owned for 2008 up to the date of the merger) subsidiary, Tayco Realty Corporation (Realty).  Minority stockholder's interest represents Tayco Developments, Inc.'s (Developments) 42% ownership interest in Realty for 2008 up to the date of the merger.  As further explained in Note 20, effective April 1, 2008, the Company acquired the 77% of the outstanding common shares of Developments that it did not already own.  Following the merger of the companies, Taylor Devices, Inc. was the surviving company.  The results of Developments' operations have been included in the consolidated financial statements since that date.  Following the merger, Realty became a wholly owned subsidiary of the Company and, as such, the results of its entire operations have also been included since that date.

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

The Company's investment in its minority-owned affiliate, Developments, was reported on the equity method for 2008 up to the date of the merger.  Developments was a patent holding company engaged in research, development and licensing for use in the manufacturing operations of the Company.

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

Revenue Recognition:

Sales are recognized when units are delivered or services are performed.  Sales under fixed-price contracts are recorded as deliveries are made at the contract sales price of the units delivered.  Sales under certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries, are accounted for under the percentage-of-completion method of accounting whereby revenues are recognized based on estimates of completion prepared on a ratio of cost to total estimated cost basis.  Costs include all material and direct and indirect charges related to specific contracts.  Other expenses are charged to operations as incurred.  Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process.  Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the revenue and profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion.  In the fiscal year ended May 31, 2009, 42% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 58% of revenue was recorded as deliveries were made to our customers.  In the fiscal year ended May 31, 2008, 47% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 53% of revenue was recorded as deliveries were made to our customers.

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

Stock-Based Compensation:

On June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95(SFAS No. 123R).  SFAS No. 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period.  The Company selected the modified prospective method for implementing SFAS 123R and began applying the provisions to stock-based awards granted on or after June 1, 2006.The stock-based compensation expense for the years ended May 31, 2009 and 2008 was $54,636 and $80,521.

Reclassifications:

The 2008 financial statements have been reclassified to conform with the presentation adopted for 2009.

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

The Company's practice is to recognize interest and / or penalties related to income tax matters in income tax expense.  The Company did not have any accrued interest or penalties included in its consolidated balance sheet at May 31, 2009 or 2008 and did not recognize any interest and / or penalties in its consolidated statements of income during the years ended May 31, 2009 and 2008.

The Company's tax returns for the fiscal tax years ended May 31, 2005, 2006, 2007, and 2008 are subject to examination by federal and state tax authorities.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements.  In February of 2008, the FASB issued FASB Staff Position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The Company's adoption of SFAS No. 157 does not have a material impact on the Company's consolidated financial position, results of operations, or footnote disclosures.

In February 2008, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities -- an Amendment of SFAS No. 115."  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by mitigating volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 will be effective for fiscal years beginning after November 15, 2008.  The Company is assessing the impact the adoption of SFAS No. 159 will have on the Company's consolidated financial position and results of operations.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company.

2.  Accounts Receivable:

	2009	2008
Customers	$ 2,724,258	$ 1,736,828
Customers - retention	7,500	443,055
Other	1,500	1,500
	2,733,258	2,181,383
Less allowance for doubtful
accounts	42,226	72,226
.	$ 2,691,032	$ 2,109,157

3.  Inventory:

.	2009	2008
Raw materials	$ 524,178	$ 435,905
Work-in-process	5,687,723	5,811,161
Finished goods	609,920	478,102
	6,821,821	6,725,168
Less allowance for obsolescence	100,000	100,000
.	$ 6,721,821	$ 6,625,168

4.  Costs and Estimated Earnings on Uncompleted Contracts:

.	2009	2008
Costs incurred on uncompleted
contracts	$ 3,851,749	$ 1,710,904
Estimated earnings	1,329,340	372,096
	5,181,089	2,083,000
Less billings to date	3,349,957	326,836
	$ 1,831,132	$ 1,756,164

Amounts are included in the accompanying balance sheets under the following captions:

	2009	2008
Costs and estimated earnings in
excess of billings	$ 1,957,149	$ 1,756,164
Billings in excess of costs and
estimated earnings	126,017	-
.	$ 1,831,132	$ 1,756,164

5.  Maintenance and Other Inventory:

.	2009	2008
Maintenance and other inventory	$ 1,967,255	$ 1,851,581
Less allowance for obsolescence	1,158,718	963,993
	$ 808,537	$ 887,588

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

The provision for potential inventory obsolescence was $210,000 and $180,000 for the years ended May 31, 2009 and 2008.

6.  Property and Equipment:

	2009	2008
Land	$ 141,483	$ 141,483
Buildings and improvements	4,028,973	3,725,622
Machinery and equipment	4,944,865	4,811,897
Office furniture and equipment	750,496	533,604
Autos and trucks	72,702	85,835
	9,938,519	9,298,441
Less accumulated depreciation	6,250,882	5,872,531
	$ 3,687,637	$ 3,425,910

Depreciation expense was $414,423 and $350,316 for the years ended May 31, 2009 and 2008.

The following is a summary of property and equipment included above which is held under capital leases:

	2009	2008
Buildings and improvements	$ 806,707	$ 806,707
Machinery and equipment	722,915	722,915
Office furniture and equipment	102,985	102,985
	1,632,607	1,632,607
Less accumulated amortization	1,066,878	1,037,386
	$ 565,729	$ 595,221

Minimum future lease payments under capital leases as of May 31, 2009 for each of the next five years and in the aggregate are included in long-term debt (see Note 8).

Amortization of property and equipment under the capital leases included in depreciation expense is $29,492 and $29,493 for the years ended May 31, 2009 and 2008.

7.  Short-Term Borrowings:

Through August 6, 2009, the Company had available a $5,000,000 bank demand line of credit with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25% or the bank's prime rate less .25%.  The line was secured by accounts receivable, equipment, inventory, and general intangibles.  This line of credit is subject to the usual terms and conditions applied by the bank and is subject to renewal annually.  The amount outstanding under this line at May 31, 2009 was $1,017,000, all of which was payable at the bank's prime rate less .25% (3% at May 31, 2009).  The total amount outstanding at May 31, 2008 was $879,000.

Effective August 7, 2009, the Company replaced its bank credit facility with a $6,000,000 demand line of credit from a different bank, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5% or the bank's prime rate less ..25%.  There is an interest rate floor of 3.5%.  The line is secured by accounts receivable, equipment, inventory, general intangibles, and a negative pledge of the Company's real property.  This line of credit is subject to the usual terms and conditions applied by the bank and is subject to renewal annually.  In conjunction with this transaction, the Company repaid its outstanding bank mortgage loan (see Note 8).

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis.  Outstanding checks under this arrangement totaled $216,277 and $94,727 as of May 31, 2009 and 2008.  These amounts are included in accounts payable.

8.  Long-Term Debt:

	2009	2008
Bank term note, paid in October 2008	$ -	$ 71,621
Industrial Revenue Development
Bonds, annual principal payments
ranging from $25,000 to $150,000
through June 2009 plus interest at
variable rates based on the highest
rated short-term, federally tax
exempt obligations (5.25% at May
31, 2009).	45,000	80,000
Bank mortgage, monthly principal
payments of $2,222 plus interest at
the bank's prime rate plus 1%
(5.25% at May 31, 2009), secured
by substantially all assets of the
Company, due February 2013. On July 22,	100,000	126,666
2009, the Company repaid the entire
outstanding balance (see note 7).
Other	20,111	4,334
	165,111	282,621
Less current portion	77,151	137,621
	$ 87,960	$ 145,000

In November 1994, the Company entered into a capital lease agreement with the Niagara County Industrial Development Agency (NCIDA) to finance certain construction costs for additions to its manufacturing/ testing facilities and for the acquisition of machinery and equipment.  To finance the project, NCIDA authorized the sale of its Industrial Revenue Development Bonds, in the aggregate principal amount of $1,250,000, under a trust indenture with a bank as trustee.  The capital lease obligation is secured by a first mortgage on real estate, project machinery and equipment, and guaranteed by an irrevocable bank letter of credit in the amount of $45,000 as of May 31, 2009.

As of May 31, 2009, $37,931 of funds were held by a trustee, representing an interest-bearing tax-free money fund restricted for principal reduction payments of the Industrial Revenue Development Bond during fiscal year ending May 31, 2009.

The term note and mortgage note are subject to restrictive covenants relating to net working capital, tangible net worth, capital expenditures and interest coverage ratio.   The Company is in compliance with all of the covenants as of May 31, 2009.

The aggregate maturities of long-term debt subsequent to May 31, 2009 are:

2010	$ 77,151
2011	32,152
2012	32,152
2013	23,656
.	$ 165,111

9.  Sales:

The Company manufactures and sells a single group of very similar products that have many different applications for customers.  These similar products are included in one of six categories; namely, Seismic Dampers, Fluidicshoks®, Crane and Industrial Buffers, Self-Adjusting Shock Absorbers, Liquid Die Springs, and Vibration Dampers.  Management does not track or otherwise account for sales broken down by these categories.  Sales of the Company's products are made to three general groups of customers: industrial, construction and aerospace / defense.  A breakdown of sales to these three general groups of customers is as follows:

	2009	2008
Construction	$ 8,151,308	$ 9,865,736
Aerospace / Defense	6,640,094	6,574,455
Industrial	1,946,571	2,153,640
	$16,737,973	$18,593,831

Sales to two customers approximated 18% (10% and 8%, respectively) of net sales for 2009.  Sales to two customers approximated 23% (13% and 10%, respectively) of net sales for 2008.

10.  Income Taxes:

.	2009	2008
Current tax provision:
Federal	$ 346,200	$ 619,000
State	9,200	6,700
	355,400	625,700
Deferred tax provision (benefit):
Federal	(74,100)	(93,100)
State	-	36,400
	(74,100)	(56,700)
	$ 281,300	$ 569,000

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2009	2008
Computed tax provision
at the expected statutory rate	$ 290,000	$ 712,700
Effect of graduated Federal rates on
subsidiary income	(10,400)	(10,600)
State income tax - net of Federal
tax benefit	6,200	4,500
Tax effect of permanent differences:
Equity in net (income) loss of affiliate	-	(2,000)
Minority shareholder interest	-	12,400
Extraordinary gain upon merger	-	(137,600)
Other permanent differences	(11,900)	(37,600)
Other	7,400	27,200
	$ 281,300	$ 569,000

Effective income tax rate                               32.9%            33.1%

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2009	2008
Deferred tax assets:
Allowance for doubtful receivables	$ 14,400	$ 24,600
Tax inventory adjustment	138,500	88,700
Allowance for obsolete inventory	429,300	362,900
Accrued vacation	50,000	47,400
Accrued commissions	6,300	10,300
Warranty reserve	58,300	55,100
Stock options issued for services	86,600	68,000
Other	98,600	34,100
	882,000	691,100
Deferred tax liabilities:
Excess tax depreciation	(307,285)	(190,485)
Net deferred tax assets	$ 574,715	$ 500,615

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible.  The Company provides a valuation allowance to the extent that deferred tax assets may not be realized.  A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable.  The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance.  The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced.  The Company will need to generate approximately $2.7 million in taxable income in future years in order to realize the deferred tax assets recorded as of May 31, 2009 of $882,000.

The Company and its subsidiary file separate Federal and State income tax returns.  As of May 31, 2009, the Company had State investment tax credit carryforwards of approximately $158,000 expiring through May 2015.

11.  Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period.  Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2009	2008
Average common shares
outstanding	3,220,949	3,170,715
Common shares issuable under
stock option plans	1,472	16,306
Average common shares
outstanding assuming dilution	3,222,421	3,187,021

12.  Related Party Transactions:

Included in cost of sales are research and development expenses charged by Developments for services performed by its research engineers in the amount of $112,810 for the year ended May 31, 2008.

Included in selling, general and administrative expenses is royalty expense charged by Developments for the use of patents in the Company's manufacturing operations in the amount of $119,409 for the year ended May 31, 2008.

Included in interest expense for the year ended May 31, 2008, is $6,186 charged by Developments at a rate of 8% for non-current liabilities.

Prior to the merger, the Company leased certain office and laboratory facilities to Developments for an annual rental of $12,000.

13.  Employee Stock Purchase Plan:

In March 2004, the Company reserved 295,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan.  Participation in the employee stock purchase plan is voluntary for all employees of the Company.  Purchase of common shares can be made by employee contributions through payroll deductions with a discretionary matching contribution by the Company of a specified percentage of the employees' contributions based on length of employment with the Company.  At the end of each calendar quarter, the employer/employee contributions will be applied to the purchase of common shares at fair market value which are then held in the name of the Company as custodian for the employees' shares.  These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan.  During the years ended May 31, 2009 and 2008, 3,986 ($2.51 to $6.23 price per share) and 2,720 ($5.12 to $7.01 price per share) common shares, respectively, were issued to employees. As of May 31, 2009, 239,806 shares were reserved for further issue.  The amount of Company matching expense was zero for the years ended May 31, 2009 and 2008.

14.  Stock Option Plans:

In 2008, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options.  The incentive stock options qualify for preferential treatment under the Internal Revenue Code.  Under this plan, 140,000 shares of common stock have been reserved for grant to key employees and directors of the Company and no shares have been granted as of May 31, 2009. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.

In 2005, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options.  The incentive stock options qualify for preferential treatment under the Internal Revenue Code.  Under this plan, 140,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 132,250 shares have been granted as of May 31, 2009. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.  Options granted under the Company's previous nonqualified and incentive stock option plans that have not been exercised expire ten years from the date of grant and are exercisable over the period stated in each option.

Using the Black-Scholes option pricing model, the weighted average estimated fair value of each option granted under the plan was $1.42 during 2009 and $1.99 during 2008.  The pricing model uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of the Company's stock.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding.  The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation model.  The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	2009	2008
Risk-free interest rate	4.3%	4.0%
Expected life in years	2.5	2.5
Expected volatility	52%	53%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	Shares	Weighted-Average Exercise Price	Intrinsic Value
Outstanding -- May 31, 2007	87,500	$ 5.20	$ 59,648
Options granted	40,250	$ 5.57
Options exercised	2,250	$ 5.12	$ 11,527
Options expired	5,000	$ 5.89
Outstanding - May 31, 2008	120,500	$ 5.30	$ 165,590
Options granted	39,500	$ 4.01
Outstanding - May 31, 2009	160,000	$ 4.98	$ 8,860

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of the balance sheet dates.  The aggregate intrinsic value of outstanding options as of the end of each fiscal year is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the money at that date (38,500 at May 31, 2009 and 120,500 at May 31, 2008.)  The Company's closing stock price was $3.09 and $6.67 as of May 31, 2009 and 2008.  As of May 31, 2009, there are 7,750 options available for future grants under the 2005 stock option plan, and 140,000 available under the 2008 stock option plan. $11,527 was received from the exercise of share options during the fiscal year ended May 31, 2008.

The following table summarizes information about stock options outstanding at May 31, 2009:

	Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	35,000	8.7	$2.84
$3.01-$4.00	8,500	3.6	$3.16
$4.01-$5.00	-	-	-
$5.01-$6.00	75,000	7.6	$5.55
$6.01-$7.00	41,500	8.2	$6.12
$2.00-$7.00	160,000	7.8	$4.98

The following table summarizes information about stock options outstanding at May 31, 2008:

	Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	10,000	6.9	$2.88
$3.01-$4.00	8,500	4.6	$3.16
$4.01-$5.00	-	-	-
$5.01-$6.00	75,000	8.6	$5.55
$6.01-$7.00	27,000	8.7	$6.17
$2.00-$7.00	120,500	8.2	$5.30

15.  Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series.  The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

16.  Treasury Stock:

During the year ended May 31, 2009, the Company purchased 2,052 shares of its common stock for a total of $6,156 ($3.00 per share) under an agreement to purchase for cash all shares of common stock from holders of fewer than 100 shares.

As part of the merger transaction with Developments during the year ended May 31, 2008, the Company received as treasury stock, 228,317 shares of its own common stock that had been owned by Developments prior to the merger.

17.   Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code.  The Company matches a percentage of employee voluntary salary deferrals subject to limitations.  The Company may also make discretionary contributions as determined annually by the Company's Board of Directors.  The amount expensed under the plan was $52,452 and $36,637 for the years ended May 31, 2009 and 2008.

18.  Fair Value of Financial Instruments:

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

19.  Cash Flows Information:

.	2009	2008
Interest paid	$ 71,352	$ 150,546

Income taxes paid (refunded)	$121,180	$1,062,354

20.  Business Combination:

Effective April 1, 2008, the Company acquired the 77% of the outstanding common shares of Developments that it did not already own.  Following the merger of the companies, Taylor Devices, Inc. was the surviving company.  The results of Developments' operations have been included in the consolidated financial statements since that date.

The merger has allowed the complementary operations of both companies, including Developments' patents and other intellectual property and the product development and manufacturing process of Taylor Devices' products to be fully integrated.  The merger is expected to result in significant synergies and reduced administrative expenses, especially expenses associated with maintaining each as a separate company.

In the merger, each outstanding share of Developments' common stock has been converted into the right to receive one share of Taylor Devices, Inc. common stock.  The aggregate purchase price of $5,058,191 was calculated by multiplying the total number of Developments' outstanding shares of common stock (987,928) by the average closing bid and ask prices for shares of the Company's common stock on March 31, 2008 ($5.12).  The Company issued 290,361 common shares as a result of the business combination.  Of these, 228,317 shares are held by the Company in its treasury leaving a net new shares outstanding of 62,044.  The 228,317 shares held in treasury were issued to replace the same number of shares of Developments that were owned by the Company at the time of the merger.

We have accounted for the merger using the purchase method in accordance with SFAS No. 141 "Business Combinations".  As such, we analyzed the value of tangible and intangible assets acquired and liabilities assumed and we determined the excess of value of net assets acquired over cost.   Because the value of the acquired assets and liabilities assumed exceeded the acquisition price, the valuation of the long-lived assets acquired was reduced to zero in accordance with SFAS No. 141.  Accordingly, no basis was assigned to property, plant and equipment, patents or any other non-current assets, and the remaining excess was recorded as an extraordinary gain, net of deferred income taxes.

The following table summarizes the cost of the merger and the net assets acquired and liabilities assumed at the date of acquisition.

Acquisition costs:
    Shares of the Company's common stock
    issued to Developments' shareholders              $5,058,191

    Cancellation of shares of the Company's
    common stock owned by Developments
    prior to the merger                                                  (3,571,543)

    Conversion to treasury shares of the
    Company's common stock issued to the
    Company for each share of Developments'
    common stock owned by the Company
    prior to the merger                                                  (1,168,983)

    Elimination of the Company's 23% equity
    investment in Developments prior to merger         457,492

    Elimination of intercompany payable from
    the Company to Developments                                (25,264)

    Direct costs of the acquisition                                 185,185

Total acquisition costs 935,078

Fair value of net assets acquired and liabilities assumed:
    Cash                                                                              875,959
    Equity interest in Tayco Realty, Inc.                       412,652
    Prepaid expenses                                                            5,064
    Accrued expenses                                                         (9,640)
    Deferred taxes                                                                57,200

Total fair value of net assets acquired 1,341,235
Extraordinary gain on the merger -- excess of net assets acquired over cost	$ 406,157

The following pro forma information is based on the assumption that the merger took place as of the beginning of the fiscal year ended May 31, 2008 and reflects the extraordinary gain of $406,157, as computed above.

2008
Net sales	$18,593,831
Income before extraordinary gain	$ 1,163,910
Net income	$ 1,570,067

Earnings per share:
Income before extraordinary gain	$ 0.37
Net income	$ 0.49

21.  Legal Proceedings:

In 2008, the State of New York Workers Compensation Board ("Board") commenced a lawsuit against Taylor Devices, Inc. (the "Company") and approximately 264 other entities, seeking to recover funds allegedly owed in connection with the Company's participation in the Manufacturing Self-Insurance Trust ("Trust").  In sum, the Board claims that: (i) the Trust provided Workers Compensation self-insurance to its participating members, including the Company, from April 22, 1997 to August 31, 2006; (ii) the Board has assumed control of the Trust; (iii) the Trust's liabilities exceed its assets by approximately $29,000,000; (iv) the Company and the other participating members are jointly and severally liable for the deficit; and, (v) in the rough estimate calculated by the Board of each participating member's current share of the deficit, the Company's share exceeds $79,555 and it could be jointly and severally responsible for a deficit of $28,566,000.

The Company denies the Board's claims that the Company owes the amounts sought, and its investigation into the factual allegations of the lawsuit continues.  It appears that the Board is performing additional forensic audits regarding the Trust, in order to more accurately determine the amounts owed by the participating members.

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