Form 10-Q
period 2009-08-31
TAYLOR DEVICES INC
filed 2009-10-14
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 14, 2009, there were outstanding 3,223,174 shares of the registrant's common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	August 31, 2009	May 31, 2009

Assets
Current assets:
Cash and cash equivalents	$ 33,257	$ 45,297
Accounts receivable, net	2,552,683	2,691,032
Inventory	6,587,117	6,721,821
Costs and estimated earnings in excess of billings	3,253,418	1,957,149
Other current assets	1,250,924	1,382,907
Total current assets	13,677,399	12,798,206

Maintenance and other inventory, net	732,279	808,537
Property and equipment, net	3,656,362	3,687,637
Other assets	138,097	136,747
	$ 18,204,137	$ 17,431,127
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 578,381	$ 1,094,151
Payables - trade	1,236,029	886,963
Accrued commissions	736,864	598,287
Billings in excess of costs and estimated earnings	200,901	126,017
Other current liabilities	1,603,590	1,146,631
Total current liabilities	4,355,765	3,852,049

Long-term liabilities	320,540	395,245

Stockholders' Equity:
Common stock and additional paid-in capital	6,517,699	6,494,497
Retained earnings	9,241,354	8,920,557
	15,759,053	15,415,054
Treasury stock - at cost	(2,231,221)	(2,231,221)
Total stockholders' equity	13,527,832	13,183,833

	$ 18,204,137	$ 17,431,127

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income	(Unaudited)
	For the three months ended
	August 31,	August 31
	2009	2008

Sales, net	$ 5,013,673	$ 4,803,502

Cost of goods sold	3,281,827	3,523,715

Gross profit	1,731,846	1,279,787

Selling, general and administrative expenses	1,180,338	1,042,982

Operating income	551,508	236,805

Other expense, net	4,711	253

Income before provision for income taxes	546,797	236,552

Provision for income taxes	226,000	87,900

Net income	$ 320,797	$ 148,652

Basic and diluted earnings per common share	$ 0.10	$ 0.05

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	August 31,	August 31,
For the three months ended	2009	2008

Cash flows from operating activities:
Net income	$ 320,797	$ 148,652
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	110,556	98,920
Gain of sale of equipment	-	(320)
Stock options issued for services	19,851	28,114
Changes in other assets and liabilities:
Accounts receivable	138,349	(1,303,687)
Inventory	210,962	(71,148)
Costs and estimated earnings in excess of billings	(1,296,269)	(1,003,586)
Other current assets	94,052	260,254
Payables - trade	349,066	(59,824)
Accrued commissions	138,577	134,481
Billings in excess of costs and estimated earnings	74,884	-
Other current liabilities	456,959	32,322
Net cash flows from (for) operating activities	617,784	(1,735,822)

Cash flows from investing activities:
Acquisition of property and equipment	(79,281)	(123,462)
Other investing activities	36,581	25,185
Net cash flows for investing activities	(42,700)	(98,277)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt	(590,475)	1,852,934
Proceeds from issuance of common stock	3,351	3,591
Net cash flows from (for) financing activities	(587,124)	1,856,525

Net increase (decrease) in cash and cash equivalents	(12,040)	22,426

Cash and cash equivalents - beginning	45,297	110,720

Cash and cash equivalents - ending	$ 33,257	$ 133,146

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2009 and May 31, 2009, the results of operations for the three months ended August 31, 2009 and August 31, 2008, and cash flows for the three months ended August 31, 2009 and August 31, 2008. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2009.  There have been no updates or changes to our audited financial statements for the year ended May 31, 2009.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through October 14, 2009 (the date on which the financial statements were issued).
3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.
4.

For the three month periods ended August 31, 2009 and August 31, 2008 the net income was divided by 3,222,327 and 3,219,490, respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three month period ended August 31, 2009 are not necessarily indicative of the results to be expected for the full year.
6.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  The FASB issued FASB Staff Positions (FSP) 157-1 and 157-2 and 157-3.  FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases," and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application for SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis.  FSP 157-3 addresses considerations in determining fair value of a financial asset when the market for that asset is not active.  The Company adopted SFAS No. 157 as of June 1, 2008 with the exception of the application of the statement to nonfinancial assets and liabilities.  The Company's adoption of SFAS No. 157 does not have a material impact on its consolidated financial statements.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2009 and August 31, 2008
Increase /
(Decrease)
Sales, net	$ 210,000
Cost of goods sold	$ (242,000)
Selling, general and administrative expenses	$ 137,000
Income before provision for income taxes	$ 310,000
Provision for income taxes	$ 138,000
Net income	$ 172,000

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

For the three months ended August 31, 2009  (All figures discussed are for the three months ended August 31, 2009 as compared to the three months ended August 31, 2008.)

	Three months ended		Change
	August 31, 2009	August 31, 2008	Increase / (Decrease)	Percent Change
Net Revenue	$ 5,014,000	$ 4,804,000	$ 210,000	4%
Cost of sales	3,282,000	3,524,000	(242,000)	-7%
Gross profit	$ 1,732,000	$ 1,280,000	$ 452,000	35%
...as a percentage of net revenues	35%	27%

The Company's consolidated results of operations showed a 4% increase in net revenues and an increase in net income of 116%.  Revenues recorded in the current period for long-term construction projects were 66% higher than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were down 37% from the level recorded in the prior year.  The gross profit as a percentage of net revenues for the current and prior year periods was 35% and 27%.  This fluctuation is attributable primarily to a.) one large, domestic project in process last year that had a very low margin, b.) a few of the bigger non-project shipments in the first quarter last year had low margins, and c.) three large export projects have higher than average margins.

While the overall sales figures showed only a modest gain over the prior year, the mix of customers buying our products changed.  Sales of the Company's products are made to three general groups of customers: industrial, construction and aerospace / defense.  The negative effect of the continued slow global construction market has been offset by an increase in our global sales to customers in the aerospace and defense markets.  A breakdown of sales to the three general groups of customers is as follows:

First Quarter - Fiscal 2010		First Quarter - Fiscal 2009
Industrial	6%	Industrial	13%
Construction	40%	Construction	50%
Aerospace / Defense	54%	Aerospace / Defense	37%

At August 31, 2008, we had 119 open sales orders in our backlog with a total sales value of $9.5 million.  At August 31, 2009, we have 8% fewer open sales orders in our backlog (110 orders) but the total sales value is $11.3 million or approximately 19% higher than the prior year.

The Company's revenues and net income fluctuate from period to period.  The fluctuations in comparing the current period to the prior period are not necessarily representative of future results.

Selling, General and Administrative Expenses
Three months ended	Change
	August 31, 2009	August 31, 2008	Increase / (Decrease)	Percent Change
Outside Commissions	$ 276,000	$ 202,000	$ 74,000	37%
Other SG&A	904,000	841,000	63,000	7%
Total SG&A	$1,180,000	$1,043,000	$ 137,000	13%
...as a percentage of net revenues	24%	22%

Selling, general and administrative expenses increased by 13% from the prior year.  Outside commission expense increased by 37% from last year's level.  As a percentage of sales, outside commissions were 5.5% compared with 4.2% last year.  This fluctuation was primarily due to a single, high value, non-project, commissionable sales order recorded during the quarter as well as a higher level of Project sales in the current year. As noted above, a few of the Projects have high gross margins.  These projects also have higher than average commissions.  Other selling, general and administrative expenses increased only slightly from last year to this.

The above factors resulted in operating income of $552,000 for the three months ended August 31, 2009, up 133% from the $237,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten year term.  Options not exercised at the end of the term expire.

The Company applies the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  The Company recognized $20,000 and $28,000 of compensation cost for the three month periods ended August 31, 2009 and August 31, 2008.

The fair value of each stock option grant has been determined using the Black-Scholes model.  The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants.  Expected volatility assumptions used in the model were based on volatility of the Company's stock price for the thirty month period ending on the date of grant.  The risk-free interest rate is derived from the U.S. treasury yield.  The Company used a weighted average expected term.  The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

                                                                                                                2009                            2008
                                                         Risk-free interest rate:              4.875%                       5.000%
                                               Expected life of the options:            2.5 years                    2.5 years
                                          Expected share price volatility:              57.57%                       44.62%
                                                            Expected dividends:                zero                             zero

These assumptions resulted in:
                Estimated fair-market value per stock option:                 $1.37                           $1.94

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the three month period ended August 31, 2009 is presented below:

                                                                                                                                                               Weighted-
                                                                                                                               Number of               Average
                                                                                                                                 Options             Exercise Price
                         Options outstanding and exercisable at May 31, 2009:           160,000                      $ 4.98
                                                                                          Options granted:             14,500                      $ 3.51
                   Options outstanding and exercisable at August 31, 2009:            174,500                      $ 4.86

                   Closing value per share on NASDAQ at August 31, 2009:                                              $ 3.59

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

Capital expenditures for the three months ended August 31, 2009 were $79,000 compared to $123,000 in the same period of the prior year.  As of August 31, 2009, the Company has no commitments for capital expenditures during the next twelve months.

Effective August 7, 2009, the Company replaced its bank credit facility with a $6,000,000 demand line of credit from a bank, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5% or the bank's prime rate less .25%.  There is an interest rate floor of 3.5%.  The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company's real property.  This line of credit is subject to the usual terms and conditions applied by the bank and is subject to renewal annually.  There is a $573,000 principal balance outstanding as of August 31, 2009, compared to the $1,017,000 balance outstanding on the line of credit in place as of May 31, 2009.  The outstanding balance on the line of credit will fluctuate as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit.  In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

                           Covenant                                   Minimum per Covenant          Current Actual   When Measured
            Minimum level working capital                         $3,000,000                          $9,322,000               Quarterly
            Minimum debt service coverage ratio                  1.5:1                                     n/a               Fiscal Year-end

All of the $5,427,000 unused portion of our line of credit is available without violating any of our debt covenants.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2010 - $4,000; 2011 - $5,000; 2012 - $6,000; and 2013 - $4,000.

Inventory and Maintenance Inventory
August 31, 2009	May 31, 2009	Increase / (Decrease)
Raw Materials	$ 464,000		$ 524,000		$ (60,000)	-11%
Work in process	5,448,000		5,688,000		(240,000)	-4%
Finished goods	675,000		510,000		165,000	32%
Inventory	6,587,000	90%	6,722,000	89%	(135,000)	-2%
Maintenance and other inventory	732,000	10%	809,000	11%	(77,000)	-10%
Total	$7,319,000	100%	$7,531,000	100%	$ (212,000)	-3%
Inventory turnover	1.8		1.6
NOTE: Inventory turnover is annualized for the three month period ended August 31, 2009.

Inventory, at $6,587,000 as of August 31, 2009, is $135,000 or two percent lower than the prior year-end level of $6,722,000.  Of this, approximately 83% is work in process, 10% is finished goods, and 7% is raw materials.    While this decrease is not significant, it is one factor in the increase in the inventory turnover rate.  The inventory turnover is calculated by dividing the annualized cost of sales by the average inventory level.  The annualized cost of sales for the current period is $13,128,000, which is slightly over $1 million more than last year's level for the full year.  This is the primary reason for the increase in the inventory turnover rate.  The average level of inventory for the three months ended August 31, 2009 was $7,425,000.  This is only $97,000 lower than the average level for the fiscal year ended May 31, 2009.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  The maintenance inventory decreased slightly since May 31, 2009.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $45,000 for each of the three month periods ended August 31, 2009 and August 31, 2008.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings ("CIEB"),
and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	August 31, 2009	May 31, 2009	Increase /(Decrease)
Accounts receivable	$ 2,553,000	$ 2,691,000	$ (138,000)	-5%
CIEB	3,253,000	1,957,000	1,296,000	66%
Less: BIEC	201,000	126,000	75,000	60%
Net	$ 5,605,000	$ 4,522,000	$ 1,083,000	24%
Number of an average day's sales outstanding in accounts receivable	46	54

The Company combines the totals of accounts receivable, the current asset CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date.  As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $2,553,000 as of August 31, 2009 includes approximately $99,000 of amounts retained by customers on long-term construction projects ("Project(s)").  It also includes $42,000 of an allowance for doubtful accounts ("Allowance").   The accounts receivable balance as of May 31, 2009 of $2,691,000 included an Allowance of $42,000.  The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.  The number of an average day's sales outstanding in accounts receivable (DSO) decreased from 54 days at May 31, 2009 to 46 days at August 31, 2009.  Although the accounts receivable balance decreased by only five percent, this measurement of DSO shows a 15% decrease.  The DSO is affected by the level of CIEB, which represents sales recorded for which the customer has not yet been billed.  Since the customer has not been billed, the amount would not be included in accounts receivable.   The reduction in DSO is primarily attributable to the increase in CIEB for the period.

As noted above, CIEB represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $3,253,000 balance in this account at August 31, 2009 is 66% more than the prior year-end.  This significant increase is primarily due to five projects in progress that have an aggregate sales value of $4.6 million and, in accordance with the terms of each of the contracts, do not have any billings to the customers.  In the aggregate, these five projects are slightly more than half completed. Generally, if progress billings are permitted under the terms of a Project sales agreement, the more complete the Project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.  47% of the CIEB balance as of the end of the last fiscal quarter, May 31, 2009, was billed to those customers in the current fiscal quarter ended August 31, 2009.  The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	August 31, 2009	May 31, 2009
Costs	$ 4,238,000	$ 3,303,000
Estimated earnings	1,338,000	1,048,000
Less: Billings to customers	2,323,000	2,394,000
CIEB	$ 3,253,000	$ 1,957,000
Number of Projects in progress	9	10

As noted above, BIEC represents billings to customers in excess of revenues recognized.  The $201,000 balance in this account at August 31, 2009 is up from the $126,000 balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	August 31, 2009	May 31, 2009
Billings to customers	$ 2,410,000	$ 956,000
Less: Costs	1,390,000	548,000
Less: Estimated earnings	819,000	282,000
BIEC	$ 201,000	$ 126,000
Number of projects in progress	8	4

Summary of factors affecting the balances in CIEB and BIEC:

	August 31, 2009	May 31, 2009
Number of Projects in progress	17	14
Aggregate percent complete	71%	58%
Average total sales value of Projects in progress	$666,000	$661,000
Percentage of total value invoiced to customer	42%	36%

The Company's backlog of sales orders at August 31, 2009 is $11.3 million, down from the $13.1 million backlog value at the end of the prior year.  $3.5 million of the current backlog is on long-term construction projects already in progress.

Other Balance Sheet Items

Other current assets, which is primarily comprised of deferred taxes and prepaid expenses, decreased by 10% to $1,251,000.  This change is mostly due to a reduction in the prepaid expenses as they are expensed in the normal course of business.  Accounts payable, at $1,236,000 as of August 31, 2009, is approximately $349,000 higher than the prior year-end.  There is no specific reason for this fluctuation other than the normal payment cycle of vendor invoices.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of August 31, 2009 are $737,000, up 23% from the $598,000 accrued at the prior year-end.  This increase is primarily due to more Projects in process at August 31, 2009, at a later stage of completion plus a few export Projects with higher than average rates.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities increased 40% from the prior year-end, to $1,604,000 primarily due to higher income tax accruals and customer advance deposits.  Payments on these liabilities will take place as scheduled within the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2009 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

                    (b)           Changes in internal controls.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

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
(a) The Company sold no equity securities during the fiscal quarter ended August 31, 2009 that were not registered under the Securities Act.
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable
(c) Repurchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2009 - June 30, 2009	-	-	-	.
July 1, 2009 - July 31, 2009	-	-	-	.
August 1, 2009 - August 31, 2009	-	-	-	.
Total	-	-	-	$160,802 (1)

(1) In 1998, the Company initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000.  Additional deposits totaling $435,000 have been made to the plan, with expenditures of $499,198.  To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

(d)     Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000. as such term is defined in the credit documents.  On August 31, 2009, under such definition the Company's net working capital was significantly in excess of such limit.  Additional information regarding the Company's line of credit and restrictive covenants appears under the caption "Capital Resources, Lines of Credit and Long-Term Debt" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of August 31, 2009, the related condensed consolidated statements of income for the three months ended August 31, 2009 and August 31, 2008 and cash flows for the three months ended August 31, 2009 and August 31, 2008.  These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of May 31, 2009, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 7, 2009, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2009 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
October 14, 2009

TAYLOR DEVICES, INC.
Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	October 14, 2009	s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	October 14, 2009	s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer