Form 10-Q
period 2009-11-30
TAYLOR DEVICES INC
filed 2010-01-14
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]   No [ X ]

As of January 14, 2010, there were outstanding 3,223,903 shares of the registrant's common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30, 2009	May 31, 2009

Assets
Current assets:
Cash and cash equivalents	$ 59,404	$ 45,297
Accounts receivable, net	1,240,835	2,691,032
Inventory	7,140,917	6,721,821
Costs and estimated earnings in excess of billings	3,785,913	1,957,149
Other current assets	1,347,639	1,382,907
Total current assets	13,574,708	12,798,206

Maintenance and other inventory, net	749,340	808,537
Property and equipment, net	3,591,333	3,687,637
Other assets	139,707	136,747
	$ 18,055,088	$ 17,431,127
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 444,485	$ 1,094,151
Accounts payable	745,844	886,963
Accrued commissions	662,810	598,287
Billings in excess of costs and estimated earnings	218,818	126,017
Other current liabilities	1,630,602	1,146,631
Total current liabilities	3,702,559	3,852,049

Long-term liabilities	319,169	395,245

Stockholders' Equity:
Common stock and additional paid-in capital	6,521,399	6,494,497
Retained earnings	9,743,245	8,920,557
	16,264,644	15,415,054
Treasury stock - at cost	(2,231,284)	(2,231,221)
Total stockholders' equity	14,033,360	13,183,833

	$ 18,055,088	$ 17,431,127

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2009	2008	2009	2008

Sales, net	$ 3,488,797	$ 3,757,731	$ 8,502,470	$ 8,561,233

Cost of goods sold	2,073,929	2,803,564	5,355,756	6,327,279

Gross profit	1,414,868	954,167	3,146,714	2,233,954

Selling, general and administrative expenses	1,132,084	845,187	2,312,422	1,888,169

Operating income	282,784	108,980	834,292	345,785

Other income (expense), net	7,107	(23,115)	2,396	(23,368)

Income before provision for income taxes	289,891	85,865	836,688	322,417

Provision for income taxes (benefit)	(212,000)	30,500	14,000	118,400

Net income	$ 501,891	$ 55,365	$ 822,688	$ 204,017

Basic and diluted earnings per common share	$ 0.16	$ 0.02	$ 0.26	$ 0.06

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	November 30,	November 30,
For the six months ended	2009	2008

Cash flows from operating activities:
Net income	$ 822,688	$ 204,017
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	225,363	200,105
Gain of sale of equipment	-	(350)
Stock options issued for services	19,851	28,114
Deferred income taxes	-	300
Changes in other assets and liabilities:
Accounts receivable	1,450,197	(951,708)
Inventory	(359,899)	(389,674)
Costs and estimated earnings in excess of billings	(1,828,764)	(394,473)
Other current assets	(2,663)	168,250
Accounts payable	(141,119)	12,893
Accrued commissions	64,523	484,183
Billings in excess of costs and estimated earnings	92,801	45,585
Other current liabilities	483,971	(91,082)
Net cash flows from (for) operating activities	826,949	(683,840)

Cash flows from investing activities:
Acquisition of property and equipment	(129,059)	(335,415)
Other investing activities	34,971	12,307
Net cash flows for investing activities	(94,088)	(323,108)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt	(725,742)	899,713
Proceeds from issuance of common stock	6,988	7,110
Net cash flows from (for) financing activities	(718,754)	906,823

Net increase (decrease) in cash and cash equivalents	14,107	(100,125)

Cash and cash equivalents - beginning	45,297	110,720

Cash and cash equivalents - ending	$ 59,404	$ 10,595

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2009 and May 31, 2009, the results of operations for the three and six months ended November 30, 2009 and November 30, 2008, and cash flows for the six months ended November 30, 2009 and November 30, 2008. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2009.  There have been no updates or changes to our audited financial statements for the year ended May 31, 2009.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through January 14, 2010 (the date the financial statements were issued).
3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.
4.

For the three and six month periods ended November 30, 2009 and November 30, 2008, the net income was divided by 3,222,943 and 3,219,784, respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the six month period ended November 30, 2009 are not necessarily indicative of the results to be expected for the full year.
6.

Effective September 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") regarding Generally Accepted Accounting Principles ("GAAP").  The guidance establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants.  All guidance contained in the FASB ASC carries an equal level of authority.  The FASB ASC supersedes all existing non-SEC accounting and reporting standards.  The FASB will now issue new standards in the form of Accounting Standards Updates ("ASUs").  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes in the FASB ASC.  References made to FASB guidance have been updated for the FASB ASC throughout this document.

Effective June 1, 2009, the Company adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies.  The adoption did not have an impact on our consolidated results of operations or financial condition.

Effective June 1, 2008, the Company adopted the FASB ASC "Fair Value Measurements and Disclosures" guidance with respect to recurring financial assets and liabilities.  Effective June 1, 2009, the Company adopted the FASB ASC "Fair Value Measurements and Disclosures" guidance as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities.  The ASC guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  The adoption of the standard had no impact on our consolidated financial results.

 Other recently issued ASC guidance has either been implemented or are not significant to the Company.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2009 and November 30, 2008
Increase /
(Decrease)
Sales, net	$ (59,000)
Cost of goods sold	$ (972,000)
Selling, general and administrative expenses	$ 424,000
Income before provision for income taxes	$ 514,000
Provision for income taxes	$ (105,000)
Net income	$ 619,000

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

For the six months ended November 30, 2009  (All figures discussed are for the six months ended November 30, 2009 as compared to the six months ended November 30, 2008.)

	Six months ended		Change
	November 30, 2009	November 30, 2008	Increase / (Decrease)	Percent Change
Net Revenue	$ 8,502,000	$ 8,561,000	$ (59,000)	-1%
Cost of sales	5,355,000	6,327,000	(972,000)	-15%
Gross profit	$ 3,147,000	$ 2,234,000	$ 913,000	41%
...as a percentage of net revenues	37%	26%

The Company's consolidated results of operations showed a 1% decrease in net revenues and an increase in net income of 303%.  Revenues recorded in the current period for long-term construction projects were 46% higher than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were down 34% from the level recorded in the prior year.  The gross profit as a percentage of net revenues for the current and prior year periods was 37% and 26%.  This fluctuation is attributable primarily to a.) one large, domestic project in process last year that had a very low margin, b.) a few of the bigger non-project shipments last year had low margins, c.) three large export projects in the current year have higher than average margins, and d.) three large projects in the current year with aerospace / defense customers that have higher margins than average projects for construction customers.

While the overall sales figures showed only a slight decrease from the prior year, the mix of customers buying our products changed.  Sales of the Company's products are made to three general groups of customers: industrial, construction and aerospace / defense.  The negative effect of the continued slow global construction market has been offset by an increase in our global sales to customers in the aerospace and defense markets.  A breakdown of sales to the three general groups of customers is as follows:

First Half - Fiscal 2010		First Half - Fiscal 2009

Industrial	8%	Industrial	13%
Construction	41%	Construction	51%
Aerospace / Defense	51%	Aerospace / Defense	36%

At November 30, 2008, we had 99 open sales orders in our backlog with a total sales value of $10.1 million.  At November 30, 2009, we have 15% more open sales orders in our backlog (115 orders) and the total sales value is $11.4 million or approximately 13% higher than the prior year.

The Company's revenues and net income fluctuate from period to period.  The fluctuations in comparing the current period to the prior period are not necessarily representative of future results.

Selling, General and Administrative Expenses
	Six months ended		Change
	November 30, 2009	November 30, 2008	Increase / (Decrease)	Percent Change
Outside Commissions	$ 475,000	$ 364,000	$ 111,000	30%
Other SG&A	1,837,000	1,524,000	313,000	21%
Total SG&A	$ 2,312,000	$ 1,888,000	$ 424,000	22%
...as a percentage of net revenues	27%	22%

Selling, general and administrative expenses increased by 22% from the prior year.   Outside commission expense increased by 30% from last year's level.  This fluctuation was primarily due to a single, high value, non-project, commissionable sales order recorded this year as well as two Projects in Asia that included higher than average commissions in the current year.  Other selling, general and administrative expenses increased 21% from last year to this.  This increase is primarily due to increased professional fees related to the completion of a tax credit study that resulted in the recording of $325,000 in tax credits in the current period, as well as increased incentive compensation expense related to the improved operating results and increased aerospace sales.  The tax credits are included in the current year consolidated statements of income as a benefit within the provision for income taxes.

The above factors resulted in operating income of $834,000 for the six months ended November 30, 2009, up 141% from the $346,000 in the same period of the prior year.

For the three months ended November 30, 2009  (All figures discussed are for the three months ended November 30, 2009 as compared to the three months ended November 30, 2008.)

	Three months ended		Change
	November 30, 2009	November 30, 2008	Increase / (Decrease)	Percent Change
Net Revenue	$ 3,489,000	$ 3,758,000	$ (269,000)	-7%
Cost of sales	2,074,000	2,804,000	(730,000)	-26%
Gross profit	$ 1,415,000	$ 954,000	$ 461,000	48%
...as a percentage of net revenues	41%	25%

The Company's consolidated results of operations showed a 7% decrease in net revenues and an increase in net income of 807%.  Revenues recorded in the current period for long-term construction projects were 23% higher than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were down 30% from the level recorded in the prior year.  The gross profit as a percentage of net revenues for the current and prior year periods was 41% and 25%.  This fluctuation is attributable primarily to a.) one large, domestic project in process last year that had a very low margin, b.) two large export projects in the current year have higher than average margins, and c.) three large projects in the current year with aerospace / defense customers that have higher margins than average projects for construction customers.

A breakdown of sales to the three general groups of customers is as follows:

Second Quarter - Fiscal 2010		Second Quarter - Fiscal 2009

Industrial	12%	Industrial	12%
Construction	42%	Construction	52%
Aerospace / Defense	46%	Aerospace / Defense	36%

The Company's revenues and net income fluctuate from period to period.  The fluctuations in comparing the current period to the prior period are not necessarily representative of future results.

Selling, General and Administrative Expenses
	Three months ended		Change
	November 30, 2009	November 30, 2008	Increase / (Decrease)	Percent Change
Outside Commissions	$ 198,000	$ 162,000	$ 36,000	22%
Other SG&A	934,000	683,000	251,000	37%
Total SG&A	$1,132,000	$ 845,000	$ 287,000	34%
...as a percentage of net revenues	32%	22%

Selling, general and administrative expenses increased by 34% from the prior year.  Outside commission expense increased by 22% from last year's level.  This fluctuation was primarily due to a higher level of Project sales in the current year which generally have a higher percentage of outside commissions. As noted above, a few of the Projects have high gross margins.  Some of these projects also have higher than average commissions.  Other selling, general and administrative expenses increased from last year to this for the same reasons as noted above for the six month period.

The above factors resulted in operating income of $283,000 for the three months ended November 30, 2009, up 160% from the $109,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten year term.  Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the ASC.  The Company recognized $20,000 and $28,000 of compensation cost for the six month periods ended November 30, 2009 and November 30, 2008.

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

A summary of changes in the stock options outstanding during the six month period ended November 30, 2009 is presented below:

                                                                                                                                                               Weighted-
                                                                                                                               Number of               Average
                                                                                                                                 Options             Exercise Price
                         Options outstanding and exercisable at May 31, 2009:           160,000                      $ 4.98
                                                                                          Options granted:             14,500                      $ 3.51
                Options outstanding and exercisable at November 30, 2009:          174,500                      $ 4.86

              Closing value per share on NASDAQ at November 30, 2009:                                              $ 4.49

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

Capital expenditures for the six months ended November 30, 2009 were $129,000 compared to $335,000 in the same period of the prior year.  As of November 30, 2009, the Company has no commitments for capital expenditures during the next twelve months.

Effective August 7, 2009, the Company replaced its bank credit facility with a $6,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5% or the bank's prime rate less .25%.  There is an interest rate floor of 3.5%.  The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company's real property.  This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank's part to lend.  There is a $439,000 principal balance outstanding as of November 30, 2009, compared to the $1,017,000 balance outstanding on the line of credit in place as of May 31, 2009.  The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit.  In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

                           Covenant                                   Minimum per Covenant          Current Actual   When Measured
            Minimum level working capital                         $3,000,000                          $9,872,000               Quarterly
            Minimum debt service coverage ratio                  1.5:1                                     n/a               Fiscal Year-end

All of the $5,561,000 unused portion of our line of credit is available without violating any of our debt covenants.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2010 - $3,000; 2011 - $5,000; 2012 - $5,000; and 2013 - $4,000.

Inventory and Maintenance Inventory
November 30, 2009	May 31, 2009	Increase / (Decrease)
Raw Materials	$ 473,000		$ 524,000		$ (51,000)	-10%
Work in process	6,040,000		5,688,000		352,000	6%
Finished goods	628,000		510,000		118,000	23%
Inventory	7,141,000	91%	6,722,000	89%	419,000	6%
Maintenance and other inventory	749,000	9%	809,000	11%	(60,000)	- 7%
Total	$7,890,000	100%	$7,531,000	100%	$ 359,000	5%
Inventory turnover	1.4		1.6
NOTE: Inventory turnover is annualized for the six month period ended November 30, 2009.

Inventory, at $7,141,000 as of November 30, 2009, is $419,000 or six percent higher than the prior year-end level of $6,722,000.  Of this, approximately 84% is work in process, 9% is finished goods, and 7% is raw materials.  The inventory turnover is calculated by dividing the annualized cost of sales by the average inventory level, including maintenance and other inventory.  The annualized cost of sales for the current period is $10.7 million, which is almost $1.4 million less than last year's level for the full year.  This is the primary reason for the decrease in the inventory turnover rate.  The average level of inventory for the six months ended November 30, 2009 was $7.7 million.  This is slightly greater than 2% more than the average level for the fiscal year ended May 31, 2009.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  The maintenance inventory decreased slightly since May 31, 2009.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $90,000 for each of the six month periods ended November 30, 2009 and November 30, 2008.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings ("CIEB"),
and Billings in Excess of Costs and Estimated Earnings ("BIEC")

November 30, 2009	May 31, 2009	Increase /(Decrease)
Accounts receivable	$ 1,241,000	$ 2,691,000	$ (1,450,000)	-54%
CIEB	3,786,000	1,957,000	1,829,000	93%
Less: BIEC	219,000	126,000	93,000	74%
Net	$ 4,808,000	$ 4,522,000	$ 286,000	6%
Number of an average day's sales outstanding in accounts receivable	32	54

The Company combines the totals of accounts receivable, the current asset CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date.  As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $1,241,000 as of November 30, 2009 includes approximately $64,000 of amounts retained by customers on long-term construction projects ("Project(s)").  It also includes $42,000 of an allowance for doubtful accounts ("Allowance").   The accounts receivable balance as of May 31, 2009 of $2,691,000 included an Allowance of $42,000.  The 54% decrease in the balance of accounts receivable from the prior year end to November 30, 2009 is primarily attributable to the increase in CIEB during the same period.  The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.  The number of an average day's sales outstanding in accounts receivable (DSO) decreased from 54 days at May 31, 2009 to 32 days at November 30, 2009.  The DSO is affected by the level of CIEB, which represents sales recorded for which the customer has not yet been billed.  Since the customer has not been billed, the amount would not be included in accounts receivable.  The reduction in DSO is primarily attributable to the increase in CIEB for the period.

As noted above, CIEB represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.   The $3,786,000 balance in this account at November 30, 2009 is 93% more than the prior year-end.  This significant increase is primarily due to four projects in progress that have an aggregate sales value of $3.9 million and, in accordance with the terms of each of the contracts, do not have any billings to the customers as of November 30, 2009.  In the aggregate, these four projects are slightly more than 75% completed. Generally, if progress billings are permitted under the terms of a Project sales agreement, the more complete the Project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.  24% of the CIEB balance as of the end of the last fiscal quarter, August 31, 2009, was billed to those customers in the current fiscal quarter ended November 30, 2009.  The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	November 30, 2009	May 31, 2009
Costs	$ 4,686,000	$ 3,303,000
Estimated earnings	2,140,000	1,048,000
Less: Billings to customers	3,040,000	2,394,000
CIEB	$ 3,786,000	$ 1,957,000
Number of Projects in progress	12	10

As noted above, BIEC represents billings to customers in excess of revenues recognized.  The $219,000 balance in this account at November 30, 2009 is up from the $126,000 balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	November 30, 2009	May 31, 2009
Billings to customers	$ 1,354,000	$ 956,000
Less: Costs	838,000	548,000
Less: Estimated earnings	297,000	282,000
BIEC	$ 219,000	$ 126,000
Number of projects in progress	4	4

Summary of factors affecting the balances in CIEB and BIEC:

	November 30, 2009	May 31, 2009
Number of Projects in progress	16	14
Aggregate percent complete	74%	58%
Average total sales value of Projects in progress	$684,000	$661,000
Percentage of total value invoiced to customer	40%	36%

The Company's backlog of sales orders at November 30, 2009 is $11.4 million, down from the $13.1 million backlog value at the end of the prior year.  $2.8 million of the current backlog is on long-term construction projects already in progress.

Other Balance Sheet Items

Accounts payable, at $746,000 as of November 30, 2009, is approximately $141,000 lower than the prior year-end.  There is no specific reason for this fluctuation other than the normal payment cycle of vendor invoices.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of November 30, 2009 are $663,000, up 11% from the $598,000 accrued at the prior year-end.  This increase is primarily due to more Projects in process at November 30, 2009, at a later stage of completion plus a few export Projects with higher than average rates.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities increased 42% from the prior year-end, to $1,631,000 primarily due to customer advance deposits.  Payments on these liabilities will take place as scheduled within the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2009 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

                    (b)           Changes in internal controls.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1

Legal Proceedings

The State of New York Workers' Compensation Board ("Board") commenced a lawsuit against the Company and 264 other entities in May 2008, seeking to recover funds allegedly owed in connection with the Company's participation in the Manufacturing Self-Insurance Trust ("Trust").  Among the Board's claims are that (i) the Trust provided workers' compensation self-insurance to its participating members, including the Company, from April 22, 1997 to August 31, 2006; (ii) the Board has assumed control of the Trust; (iii) the Trust's liabilities exceed its assets by approximately $29,000,000; and (iv) the Company and the other participating members are jointly and severally liable for the alleged deficit.  The lawsuit proceeds slowly.

The Board has performed forensic audits of the Trust to determine the amounts allegedly owed by the participating members, and has calculated an estimate of each participating member's share of the deficit, which, for the Company, is alleged to be in excess of $118,626.  The Board also claims that the Company and the other 264 participating members could be jointly and severally responsible for sums substantially in excess of the Board's estimates.  The Company denies the Board's claims that the Company owes the amounts sought, and continues its investigation into the factual allegations of the lawsuit.

Management is vigorously defending the claim and has joined with other participating members in a joint defense against the lawsuit.  The defendants will be conducting an independent forensic audit of the Trust's liabilities and  will continue to challenge the legal and contractual bases for the Board's claims.

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors
Smaller reporting companies are not required to provide the information called for by this item.
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
(a) The Company sold no equity securities during the fiscal quarter ended November 30, 2009 that were not registered under the Securities Act.
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable

                    (c)   Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2009 - September 30, 2009	-	-	-	.
October 1, 2009 - October 31, 2009	-	-	-	.
November 1, 2009 - November 30, 2009	-	-	-	.
Total	-	-	-	$160,802 (1)

(1) In 1998, the Company initiated a plan to purchase shares of its outstanding common stock through open market purchases, with an initial deposit to the program of $225,000.  Additional deposits totaling $435,000 have been made to the plan, with expenditures of $499,198.  To date, a total of 164,696 shares have been purchased at an average price per share of $3.03.

(d)

Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000, as such term is defined in the credit documents.  On November 30, 2009, under such definition the Company's net working capital was significantly in excess of such limit.  Additional information regarding the Company's line of credit and restrictive covenants appears under the caption "Capital Resources, Lines of Credit and Long-Term Debt" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3	Defaults Upon Senior Securities
None
ITEM 4

Submission of Matters to Vote of Securities Holders

The Annual Meeting of Shareholders was held on November 6, 2009.  The total outstanding number of shares on the meeting record date of September 25, 2009 was 3,222,329.  A total of 2,851,635 shares were present in person or by proxy at the meeting.  The following are the election results for the slate of directors presented by management.

Two Class 2 Directors of the Company, Richard G. Hill and John Burgess, were elected to serve a three-year term expiring in 2012.  2,823,822 shares were voted for Mr. Hill and 27,813 were withheld.  2,826,230 shares were voted for Mr. Burgess and 25,405 were withheld.  Directors whose term of office continued after the meeting were Mssrs. Taylor, Newman and Clark.

ITEM 5	Other Information
	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported None
	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors None
ITEM 6	Exhibits
	20	News from Taylor Devices, Inc. Shareholder Letter, Winter 2009-2010.
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of November 30, 2009, the related condensed consolidated statements of income for the three and six months ended November 30, 2009 and November 30, 2008 and cash flows for the six months ended November 30, 2009 and November 30, 2008.  These interim financial statements are the responsibility of the Company's management.

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
January 14, 2010

TAYLOR DEVICES, INC.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	January 14, 2010	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	January 14, 2010	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer