Form 10-Q
period 2010-02-28
TAYLOR DEVICES INC
filed 2010-04-13
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

As of April 12, 2010, there were outstanding 3,230,273 shares of the registrant's common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	February 28, 2010	May 31, 2009

Assets
Current assets:
Cash and cash equivalents	$ 216,140	$ 45,297
Accounts receivable, net	2,934,849	2,691,032
Inventory	6,822,601	6,721,821
Costs and estimated earnings in excess of billings	2,453,764	1,957,149
Other current assets	1,275,694	1,382,907
Total current assets	13,703,048	12,798,206

Maintenance and other inventory, net	711,540	808,537
Property and equipment, net	3,528,122	3,687,637
Other assets	141,024	136,747
	$ 18,083,734	$ 17,431,127
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 293,485	$ 1,094,151
Accounts payable	1,179,218	886,963
Accrued commissions	461,448	598,287
Billings in excess of costs and estimated earnings	99,315	126,017
Other current liabilities	1,370,838	1,146,631
Total current liabilities	3,404,304	3,852,049

Long-term liabilities	317,798	395,245

Stockholders' Equity:
Common stock and additional paid-in capital	6,524,898	6,494,497
Retained earnings	10,068,018	8,920,557
	16,592,916	15,415,054
Treasury stock - at cost	(2,231,284)	(2,231,221)
Total stockholders' equity	14,361,632	13,183,833

	$ 18,083,734	$ 17,431,127

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended February 28,		For the nine months ended February 28,
	2010	2009	2010	2009

Sales, net	$ 4,783,353	$ 3,718,629	$ 13,285,823	$ 12,279,862

Cost of goods sold	3,283,576	2,840,825	8,639,332	9,168,104

Gross profit	1,499,777	877,804	4,646,491	3,111,758

Selling, general and administrative expenses	956,089	821,581	3,268,512	2,709,750

Operating income	543,688	56,223	1,377,979	402,008

Other income (expense), net	2,786	(9,077)	5,182	(32,445)

Income before provision for income taxes	546,474	47,146	1,383,161	369,563

Provision for income taxes (benefit)	221,700	15,800	235,700	134,200

Net income	$ 324,774	$ 31,346	$ 1,147,461	$ 235,363

Basic and diluted earnings per common share	$ 0.10	$ 0.01	$ 0.36	$ 0.07

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	February 28,	February 28,
For the nine months ended	2010	2009

Cash flows from operating activities:
Net income	$ 1,147,461	$ 235,363
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	340,170	302,177
Gain on sale of equipment	-	(350)
Stock options issued for services	19,851	28,114
Deferred income taxes	-	300
Changes in other assets and liabilities:
Accounts receivable	(243,817)	860,557
Inventory	(3,783)	(107,738)
Costs and estimated earnings in excess of billings	(496,615)	(216,240)
Other current assets	69,282	118,190
Accounts payable	292,255	(244,977)
Accrued commissions	(136,839)	135,221
Billings in excess of costs and estimated earnings	(26,702)	318,999
Other current liabilities	224,207	171,360
Net cash flows from operating activities	1,185,470	1,600,976

Cash flows from investing activities:
Acquisition of property and equipment	(180,655)	(588,517)
Other investing activities	33,654	1,031
Net cash flows for investing activities	(147,001)	(587,486)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt	(878,113)	(975,954)
Proceeds from long-term debt	-	21,482
Proceeds from issuance of common stock, net	10,487	11,043
Net cash flows for financing activities	(867,626)	(943,429)

Net increase in cash and cash equivalents	170,843	70,061

Cash and cash equivalents - beginning	45,297	110,720

Cash and cash equivalents - ending	$ 216,140	$ 180,781

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2010 and May 31, 2009, the results of operations for the three and nine months ended February 28, 2010 and February 28, 2009, and cash flows for the nine months ended February 28, 2010 and February 28, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2009.  There have been no updates or changes to our audited financial statements for the year ended May 31, 2009.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through April 12, 2010 (the date the financial statements were issued).
3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.
4.

For the three and nine month periods ended February 28, 2010 and February 28, 2009, the net income was divided by 3,223,317 and 3,221,155, respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the nine month period ended February 28, 2010 are not necessarily indicative of the results to be expected for the full year.
6.

Effective September 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") regarding Generally Accepted Accounting Principles ("GAAP").  The guidance establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants.  All guidance contained in the FASB ASC carries an equal level of authority.  The FASB ASC supersedes all existing non-SEC accounting and reporting standards.  The FASB now issues new standards in the form of Accounting Standards Updates ("ASUs").  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes in the FASB ASC.  References made to FASB guidance have been updated for the FASB ASC throughout this document.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the nine months ended February 28, 2010 and February 28, 2009
Increase /
(Decrease)
Sales, net	$ 1,006,000
Cost of goods sold	$ (529,000)
Selling, general and administrative expenses	$ 559,000
Income before provision for income taxes	$ 1,014,000
Provision for income taxes	$ 102,000
Net income	$ 912,000

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

For the nine months ended February 28, 2010  (All figures discussed are for the nine months ended February 28, 2010 as compared to the nine months ended February 28, 2009.)

	Nine months ended		Change
	February 28, 2010	February 28, 2009	Increase / (Decrease)	Percent Change
Net Revenue	$13,286,000	$12,280,000	$ 1,006,000	8%
Cost of sales	8,639,000	9,168,000	(529,000)	-6%
Gross profit	$ 4,647,000	$ 3,112,000	$ 1,535,000	49%
...as a percentage of net revenues	35%	25%

The Company's consolidated results of operations showed an 8% increase in net revenues and an increase in net income of 388%.  Revenues recorded in the current period for long-term construction projects were 71% higher than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were down 28% from the level recorded in the prior year.  The gross profit as a percentage of net revenues for the current and prior year periods was 35% and 25%.  This fluctuation is attributable primarily to a.) three large export projects in the current year have higher than average margins, and b.) three large projects in the current year with aerospace / defense customers that have higher margins than average projects for construction customers.

While the overall sales figures showed only a slight increase from the prior year, the mix of customers buying our products changed.  Sales of the Company's products are made to three general groups of customers: industrial, construction and aerospace / defense.  The negative effect of the continued slow global construction market has been offset by an increase in our global sales to customers in the aerospace and defense markets.  A breakdown of sales to the three general groups of customers is as follows:

First Nine Months - Fiscal 2010		First Nine Months - Fiscal 2009

Industrial	9%	Industrial	14%
Construction	38%	Construction	46%
Aerospace / Defense	53%	Aerospace / Defense	40%

At February 28, 2009, we had 104 open sales orders in our backlog with a total sales value of $12.4 million.  At February 28, 2010, we have 20% more open sales orders in our backlog (124 orders) and the total sales value is $13 million or approximately 5% higher than the prior year.

The Company's revenues and net income fluctuate from period to period.  The fluctuations in comparing the current period to the prior period are not necessarily representative of future results.

Selling, General and Administrative Expenses
	Nine months ended		Change
	February 28, 2010	February 28, 2009	Increase / (Decrease)	Percent Change
Outside Commissions	$ 615,000	$ 527,000	$ 88,000	17%
Other SG&A	2,654,000	2,183,000	471,000	22%
Total SG&A	$ 3,269,000	$ 2,710,000	$ 559,000	21%
...as a percentage of net revenues	25%	22%

Selling, general and administrative expenses increased by 21% from the prior year.  Outside commission expense increased by 17% from last year's level.  This fluctuation was primarily due to a single, high value, non-project, commissionable sales order recorded this year as well as three Projects in Asia that included higher than average commissions in the current year.  Other selling, general and administrative expenses increased 22% from last year to this.  This increase is primarily due to a.) increased professional fees related to the completion of a tax credit study that resulted in the recording of $325,000 in tax credits in the current period, b.) increased incentive compensation expense related to the improved operating results and increased aerospace sales, and, c.) the collection, last year, of receivables that had previously been reserved for as potentially uncollectible.  The tax credits are included in the current year consolidated statements of income as a benefit within the provision for income taxes.

The above factors resulted in operating income of $1,378,000 for the nine months ended February 28, 2010, up 243% from the $402,000 in the same period of the prior year.

Summary comparison of the three months ended February 28, 2010 and February 28, 2009
Increase /
(Decrease)
Sales, net	$ 1,065,000
Cost of goods sold	$ 443,000
Selling, general and administrative expenses	$ 135,000
Income before provision for income taxes	$ 499,000
Provision for income taxes	$ 206,000
Net income	$ 293,000

For the three months ended February 28, 2010  (All figures discussed are for the three months ended February 28, 2010 as compared to the three months ended February 28, 2009.)

	Three months ended		Change
	February 28, 2010	February 28, 2009	Increase / (Decrease)	Percent Change
Net Revenue	$ 4,783,000	$ 3,718,000	$ 1,065,000	29%
Cost of sales	3,283,000	2,840,000	443,000	16%
Gross profit	$ 1,500,000	$ 878,000	$ 622,000	71%
...as a percentage of net revenues	31%	24%

The Company's consolidated results of operations showed a 29% increase in net revenues and an increase in net income of 936%.  Revenues recorded in the current period for long-term construction projects were 170% higher than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were down 16% from the level recorded in the prior year.  The gross profit as a percentage of net revenues for the current and prior year periods was 31% and 24%.  This fluctuation is attributable primarily to three large projects in the current year with aerospace / defense customers that have higher margins than average projects for construction customers.

A breakdown of sales to the three general groups of customers is as follows:

Third Quarter - Fiscal 2010		Third Quarter - Fiscal 2009

Industrial	11%	Industrial	15%
Construction	33%	Construction	36%
Aerospace / Defense	56%	Aerospace / Defense	49%

The Company's revenues and net income fluctuate from period to period.  The fluctuations in comparing the current period to the prior period are not necessarily representative of future results.

Selling, General and Administrative Expenses
	Three months ended		Change
	February 28, 2010	February 28, 2009	Increase / (Decrease)	Percent Change
Outside Commissions	$ 141,000	$ 163,000	$ (22,000)	-13%
Other SG&A	815,000	658,000	157,000	24%
Total SG&A	$ 956,000	$ 821,000	$ 135,000	16%
...as a percentage of net revenues	20%	22%

Selling, general and administrative expenses increased by 16% from the prior year.  Outside commission expense decreased by 13% from last year's level.  This fluctuation was primarily due to more Project sales in the current year that are to customers in aerospace / defense without the assistance of outside sales representatives and therefore incur no commission expense on these sales.  Other selling, general and administrative expenses increased 24% from last year to this due to the collection, last year, of receivables that had previously been reserved for as potentially uncollectible.

The above factors resulted in operating income of $544,000 for the three months ended February 28, 2010, up 867% from the $56,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten year term.  Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the ASC.  The Company recognized $20,000 and $28,000 of compensation cost for the nine month periods ended February 28, 2010 and February 28, 2009.

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

                                                                                                                2010                            2009
                                                         Risk-free interest rate:              4.875%                       5.000%
                                               Expected life of the options:            2.5 years                    2.5 years
                                          Expected share price volatility:              57.57%                       44.62%
                                                            Expected dividends:                zero                             zero

These assumptions resulted in:
                Estimated fair-market value per stock option:                 $1.37                           $1.94

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the nine month period ended February 28, 2010 is presented below:

                                                                                                                                                               Weighted-
                                                                                                                               Number of               Average
                                                                                                                                 Options             Exercise Price
                         Options outstanding and exercisable at May 31, 2009:           160,000                      $ 4.98
                                                                                          Options granted:             14,500                      $ 3.51
                 Options outstanding and exercisable at February 28, 2010:            174,500                     $ 4.86

                Closing value per share on NASDAQ at February 28, 2010:                                              $ 5.43

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

Capital expenditures for the nine months ended February 28, 2010 were $181,000 compared to $589,000 in the same period of the prior year.  As of February 28, 2010, the Company has no commitments for capital expenditures during the next twelve months.

Effective August 7, 2009, the Company replaced its bank credit facility with a $6,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5%, or the bank's prime rate less .25%.  There is an interest rate floor of 3.5%.  The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company's real property.  This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank's part to lend.  There is a $288,000 principal balance outstanding as of February 28, 2010, compared to the $1,017,000 balance outstanding on the line of credit in place as of May 31, 2009.  The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit.  In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

                          Covenant                                   Minimum per Covenant          Current Actual   When Measured
            Minimum level working capital                         $3,000,000                         $10,299,000              Quarterly
            Minimum debt service coverage ratio                  1.5:1                                     n/a               Fiscal Year-end

All of the $5,712,000 unused portion of our line of credit is available without violating any of our debt covenants.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2010 - $1,000; 2011 - $6,000; 2012 - $5,000; and 2013 - $4,000.

Inventory and Maintenance Inventory
February 28, 2010	May 31, 2009	Increase / (Decrease)
Raw Materials	$ 504,000		$ 524,000		$ (20,000)	-4%
Work in process	5,976,000		5,688,000		288,000	5%
Finished goods	343,000		510,000		(167,000)	-33%
Inventory	6,823,000	91%	6,722,000	89%	101,000	2%
Maintenance and other inventory	712,000	9%	809,000	11%	(97,000)	-12%
Total	$7,535,000	100%	$7,531,000	100%	$ 4,000	0%
Inventory turnover	1.5		1.6
NOTE: Inventory turnover is annualized for the nine month period ended February 28, 2010.

Inventory, at $6,823,000 as of February 28, 2010, is $101,000 or two percent higher than the prior year-end level of $6,722,000.  Of this, approximately 88% is work in process, 5% is finished goods, and 7% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  The maintenance inventory decreased slightly since May 31, 2009.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $135,000 for each of the nine month periods ended February 28, 2010 and February 28, 2009.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings ("CIEB"),
and Billings in Excess of Costs and Estimated Earnings ("BIEC")
	February 28, 2010	May 31, 2009	Increase /(Decrease)
Accounts receivable	$ 2,935,000	$ 2,691,000	$ 244,000	9%
CIEB	2,454,000	1,957,000	497,000	25%
Less: BIEC	99,000	126,000	(27,000)	-21%
Net	$ 5,290,000	$ 4,522,000	$ 768,000	17%

Number of an average day's sales outstanding in accounts receivable	55	54

The Company combines the totals of accounts receivable, the current asset CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date.  As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $2,935,000 as of February 28, 2010 includes approximately $418,000 of amounts retained by customers on long-term construction projects ("Project(s)").  It also includes $42,000 of an allowance for doubtful accounts ("Allowance").   The accounts receivable balance as of May 31, 2009 of $2,691,000 included an Allowance of $42,000.  The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $2,454,000 balance in this account at February 28, 2010 is 25% more than the prior year-end.  This increase is primarily due to two projects in progress that have an aggregate sales value of $2.3 million and, in accordance with the terms of each of the contracts, have billings to the customers of only 22% of the contracts' aggregate sales value as of February 28, 2010.  In the aggregate, these two projects are slightly more than 85% completed. Generally, if progress billings are permitted under the terms of a Project sales agreement, the more complete the Project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.  65% of the CIEB balance as of the end of the last fiscal quarter, November 30, 2009, was billed to those customers in the current fiscal quarter ended February 28, 2010.  The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	February 28, 2010	May 31, 2009
Costs	$ 5,128,000	$ 3,303,000
Estimated earnings	1,716,000	1,048,000
Less: Billings to customers	4,390,000	2,394,000
CIEB	$ 2,454,000	$ 1,957,000
Number of Projects in progress	17	10

As noted above, BIEC represents billings to customers in excess of revenues recognized.  The $99,000 balance in this account at February 28, 2010 is down slightly from the $126,000 balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	February 28, 2010	May 31, 2009
Billings to customers	$ 146,000	$ 956,000
Less: Costs	45,000	548,000
Less: Estimated earnings	2,000	282,000
BIEC	$ 99,000	$ 126,000
Number of projects in progress	1	4

Summary of factors affecting the balances in CIEB and BIEC:

	February 28, 2010	May 31, 2009
Number of Projects in progress	18	14
Aggregate percent complete	66%	58%
Average total sales value of Projects in progress	$546,000	$661,000
Percentage of total value invoiced to customer	44%	36%

The Company's backlog of sales orders at February 28, 2010 is $13.0 million, down slightly from the $13.1 million backlog value at the end of the prior year.  $4.1 million of the current backlog is on long-term construction projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,179,000 as of February 28, 2010, is approximately $292,000 more than the prior year-end.  There is no specific reason for this fluctuation other than the normal payment cycle of vendor invoices.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of February 28, 2010 are $461,000, down 23% from the $598,000 accrued at the prior year-end.  This decrease is primarily due to more Projects in process at February 28, 2010 are to customers in aerospace / defense without the assistance of outside sales representatives and therefore incur no commission expense on these sales.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities increased 20% from the prior year-end, to $1,371,000 primarily due to customer advance deposits.  Payments on these liabilities will take place as scheduled within the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of February 28, 2010 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

            (b)           Changes in internal controls.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

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

Management is vigorously defending the claim and has joined with other participating members in a joint defense against the lawsuit.  The Board has initiated settlement discussions, dependent upon participation of defendants holding a minimum aggregate amount of claims against them.  Settlement of the Board's claim is possible, although cross-claims may be asserted by non-settling defendants.

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors
Smaller reporting companies are not required to provide the information called for by this item.
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
	(a)	The Company sold no equity securities during the fiscal quarter ended February 28, 2010 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities None
	(d)	Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000, as such term is defined in the credit documents. On February 28, 2010, under such definition the Company's net working capital was significantly in excess of such limit. Additional information regarding the Company's line of credit and restrictive covenants appears under the caption "Capital Resources, Lines of Credit and Long-Term Debt" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3	Defaults Upon Senior Securities
None
ITEM 4	Submission of Matters to a Vote of Securities Holders None
ITEM 5	Other Information
	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported None
	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors None
ITEM 6	Exhibits
	20	News from Taylor Devices, Inc. Shareholder Letter, Spring 2009-2010.
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of February 28, 2010, the related condensed consolidated statements of income for the three and nine months ended February 28, 2010 and February 28, 2009 and cash flows for the nine months ended February 28, 2010 and February 28, 2009.  These interim financial statements are the responsibility of the Company's management.

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
April 13, 2010

TAYLOR DEVICES, INC.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	April 13, 2010	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	April 13, 2010	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer