Form 10-K
period 2010-05-31
TAYLOR DEVICES INC
filed 2010-08-25
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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

Common Stock ($.025 par value)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                              [  ] Yes    [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                          [   ] Yes    [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                                                                                                                                                                                                        [X] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             [   ] Yes    [X]  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter on November 30, 2009 is $14,118,706.

The number of shares outstanding of each of the registrant's classes of common stock as of August 13, 2010: 3,230,968

TAYLOR DEVICES, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Proxy Statement	Part III, Items 10-14

FORM 10-K INDEX

PART IV			PAGE

	Item 15.	Exhibits and Financial Statement Schedules.	20

SIGNATURES			24

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

Dependence Upon Major Customers

The Company is not dependent on any one or a few major customers.  Sales to three customers approximated 34% (16%, 10% and 8%, respectively) of net sales for 2010.  The loss of any or all of these customers, unless the business is replaced by the Company, could result in an adverse effect on the results for the Company.

Patents, Trademarks and Licenses

The Company holds approximately 14 patents expiring at different times until the year 2026.

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales.  The Company has no inventory out on consignment and no consignment sales for the years ended May 31, 2010 and 2009.  No extended payment terms are offered.  During the year ended May 31, 2010, delivery time after receipt of orders averaged 12 to 14 weeks for the Company's standard products.  Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects using custom designed components of the Company.

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

Research and Development

The Company does not generally engage in major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the federal government.  The Company, however, engages in research testing of its products.  For the fiscal years ended May 31, 2010 and 2009, the Company expended $169,000 and $146,000, respectively, on manufacturing research.  For the years ended May 31, 2010 and 2009, defense sponsored research and development totaled $26,000 and $30,000, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2010, the Company had 85 employees, including three executive officers, and one part time employee.  The Company has good relations with its employees.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

The Company's production facilities occupy approximately six acres on Tonawanda Island in North Tonawanda, New York and are comprised of four interconnected buildings and two adjacent buildings.  The production facilities consist of a small parts plant (approximately 4,400 square feet), a large parts plant (approximately 13,500 square feet), and include a facility of approximately 7,000 square feet constructed in 1995 (see below), a test facility, storage area, pump area and the Company's general offices.  One adjacent building is a 17,000 square foot seismic assembly test facility.  Another adjacent building (approximately 2,000 square feet) is used as a training facility.  These facilities total more than 45,000 square feet.  Adjacent to these facilities, the Company has two separate remote test facilities used for shock testing.  One facility is 800 square feet, and a newer, state-of-the-art test facility is 1,200 square feet.  The small parts plant consists of a complete small machine shop and tool room that produces all of the Company's product items which are less than two inches in diameter.  The large parts plant consists of a complete large machine shop and tool room.  Both plants contain custom-built machinery for boring, deep-hole drilling and turning of parts.

The Company's real properties are subject to a negative pledge agreement with its lender, First Niagara Bank.  The Company has agreed with the lender that, for so long as the credit facilities with the lender are outstanding, the Company will not sell, lease or mortgage any of its real properties.  Additional information regarding the Company's agreement with First Niagara Bank is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, at "Capital Resources, Line of Credit and Long-Term Debt."

The Company leases a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet at $975 per month.  The warehouse is located approximately one-quarter mile from the above-referenced production facilities and office space.  The total rental expense incurred by the Company for this facility in fiscal 2010 was $11,700.  The Company also leases a separate facility for painting, packaging and shipping from an unrelated third party, consisting of approximately 10,000 square feet at $4,200 per month.  The facility is located approximately four miles from the above-referenced production facilities and office space.  The total rental expense incurred by the Company for this facility in fiscal 2010 was $50,400.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Reg.17 CFR §228.102(c)(7)(vii)

The Company recorded $42,000 expense during the year for real property taxes.  This represents a combined tax rate of $35.79 per $1,000 of assessed valuation

Item 3. Legal Proceedings.

As previously disclosed, in May 2008, the State of New York Workers' Compensation Board ("Board") commenced a lawsuit against the Company and 264 other entities, seeking to recover funds allegedly owed in connection with the Company's participation in the Manufacturing Self-Insurance Trust (the "Trust").  Among the Board's claims are that (i) the Trust provided workers' compensation self-insurance to its participating members, including the Company, from April 22, 1997 to August 31, 2006; (ii) the Board has assumed control of the Trust; (iii) the Trust's liabilities exceed its assets by approximately $29,000,000; and (iv) the Company and the other participating members are jointly and severally liable for the alleged deficit.

The Board performed forensic audits of the Trust to determine the amounts allegedly owed by the participating members, and calculated an estimate of each participating member's share of the deficit, which, for the Company, was alleged to be in excess of $118,626.  The Board also claimed that the Company and other participating members could be jointly and severally responsible for sums substantially in excess of the Board's estimates.  In 2010, the Board initiated settlement proceedings which, among other things, were conditioned upon the participation of defendants holding a minimum aggregate amount of claims.

On April 20, 2010, the Company entered into a Settlement Agreement ("Agreement") with the Board, as did a number of other settling Trust members.  On May 3, 2010, the Company received the Acceptance of MSIT Settlement Tender Offer (the "Acceptance") from the Office of the New York State Attorney General advising that, as of that date, 128 former members of the Trust collectively pledged $13,714,212 toward settlement of the Trust, and that the Board had accepted the Agreement, having concluded that settlement threshold had been reached and that the settlement, as contemplated by the Agreement, could proceed.

The Agreement provides that, notwithstanding that each Trust member, including the Company, is statutorily and contractually liable on a joint and several basis for the full amount of the Board's calculated amount of the Trust's cumulative deficit as of November 30, 2008 (the "Deficit"), by entering into the Agreement, the Board has agreed to accept a stated amount as full payment and satisfaction of each settling member's portion of the Deficit.  For the Company, the settling portion is an amount equal to 115% of the Company's pro rata allocation for the Deficit ("Adjusted Pro Rata Allocation" or "APRA"),i.e., an amount equal to $136,420, subject to a 10% discount for payments made within 30 days.  The Company timely paid $122,778, reflecting the full payment of the APRA subject to the 10% discount.  The Board has delivered a full and complete release of its claims against the Company and is seeking to discontinue the lawsuit against the Company.  Reciprocally, the Company has agreed to release the Board and its agents from all liability, reserving all rights, however, against the former administrator and trustees of the Trust.

Although the Company and many members of the Trust have elected to enter into the Agreement as of the date of the Acceptance, there remain members of the Trust as of that date which have not done so.  Consequently, the Company and other settling members remain exposed to assertions of cross-claims against them by the non-settling defendants.

There are no other legal proceedings except for routine litigation incidental to the business.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

The Company's Common Stock trades on the NASDAQ Capital Market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") stock market under the symbol TAYD.  The high and low sales information noted below for the quarters of fiscal year 2010 and fiscal year 2009 were obtained from NASDAQ.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	3.75	2.78	8.35	4.69
Second Quarter	5.50	3.30	8.25	2.11
Third Quarter	5.75	4.45	3.54	2.13
Fourth Quarter	6.85	5.00	3.42	2.15

Holders

As of August 13, 2010, the number of issued and outstanding shares of Common Stock was 3,230,968 and the approximate number of record holders of the Company's Common Stock was 808.  Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

Dividends

No cash or stock dividends have been declared during the last two fiscal years.  The Company does not intend to pay cash dividends in the foreseeable future.

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

Issuer Purchases of Equity Securities

During the year ended May 31, 2010, the Company purchased 21 shares of its common stock for a total of $63 ($3.00 per share) under an offer to purchase for cash all shares of common stock from holders of fewer than 100 shares.

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2010.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
1998 Stock Option Plan 2001 Stock Option Plan 2005 Stock Option Plan 2008 Stock Option Plan	10,000 14,250 138,500 31,000	$4.50 $4.13 $5.09 $5.80	- - - 108,250
Equity compensation plans not approved by security holders
2004 Employee Stock Purchase Plan (1)	-	-	236,542
Total	193,750		344,792

(1)   The Company's 2004 Employee Stock Purchase Plan (the "Employee Plan") permits eligible employees to purchase shares of the Company's common stock at fair market value through payroll deductions and without brokers' fees.  Such purchases are without any contribution on the part of the Company.    As of May 31, 2010, 236,542 shares were available for issuance.

Item 6.  Selected Financial Data

The Company qualifies as a smaller reporting company, as defined by 17 CFR §229.10(f)(1), and is not required to provide the information required by this Item.

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

Accounts Receivable

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows.  Accounts receivable are stated at an amount management expects to collect from outstanding balances.  Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts after considering the age of each receivable and communications with the customers involved.  Balances that are collected, for which a credit to a valuation allowance had previously been recorded, result in a current-period reversal of the earlier transaction charging earnings and crediting a valuation allowance.   Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable in the current period.  Historically, Management's estimates have been conservative, thus increasing the valuation allowance while collection efforts continue.  The actual amount of accounts written off over the five year period ended May 31, 2010 equaled less than 0.1% of sales for that period.  While subsequent collection of amounts previously reserved has resulted in a reduction of the valuation allowance, the amounts have not been material.  The balance of the valuation allowance remained constant since May 31, 2009 at the current level of $42,000.  Management does not expect the valuation allowance to materially change in the next twelve months for the current accounts receivable balance.

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

The provision for potential inventory obsolescence was $180,000 and $210,000 for the years ended May 31, 2010 and 2009.

Revenue Recognition

Sales are recognized when units are delivered or services are performed.  Sales under fixed-price contracts are recorded as deliveries are made at the contract sales price of the units delivered.  Sales under certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries, are accounted for under the percentage-of-completion method of accounting whereby revenues are recognized based on estimates of completion prepared on a ratio of cost to total estimated cost basis.  Costs include all material and direct and indirect charges related to specific contracts.  Other expenses are charged to operations as incurred.  Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process.  Adjustments to cost and profit estimates are made periodically due to changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements.  These changes may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Any losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the revenue and profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion.  Historically, actual results have not varied materially from the Company's estimates.  In the fiscal year ended May 31, 2010, 56% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 44% of revenue was recorded as deliveries were made to our customers.  In the fiscal year ended May 31, 2009, 42% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 58% of revenue was recorded as deliveries were made to our customers.

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

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible.  The Company provides a valuation allowance to the extent that deferred tax assets may not be realized.  A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable.  The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance.  In future years the Company will need to generate approximately $2.5 million of taxable income in order to realize our deferred tax assets recorded as of May 31, 2010 of $834,000.  This deferred tax asset balance is only 5% ($48,000) lower than at the end of the prior year.  The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced.  If actual results differ from estimated results or if the Company adjusts these assumptions, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate.  Historically, actual results have not varied materially from the Company's estimates.

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.

The Company and its subsidiary file consolidated Federal and State income tax returns.  As of May 31, 2010, the Company had State investment tax credit carryforwards of approximately $160,000 expiring through May 2016.

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the years ended May 31, 2010 and 2009
Increase /
(Decrease)
Sales, net	$ 1,137,000
Cost of goods sold	$ (274,000)
Selling, general and administrative expenses	$ 536,000
Other income / (expense)	$ 48,000
Provision for income taxes	$ (93,000)
Net income	$ 1,015,000

For the year ended May 31, 2010  (All figures being discussed are for the year ended May 31, 2010 as compared to the year ended May 31, 2009.)

	Year ended		Change
	May 31, 2010	May 31, 2009	Increase / (Decrease)	Percent Change
Net Revenue	$ 17,875,000	$16,738,000	$ 1,137,000	7%
Cost of sales	11,804,000	12,078,000	(274,000)	-2%
Gross profit	$ 6,071,000	$ 4,660,000	$ 1,411,000	30%
...as a percentage of net revenues	34%	28%

The Company's consolidated results of operations showed a 7% increase in net revenues and an increase in net income of 177%. Gross profit increased by 30%.  Revenues recorded in the current period for long-term construction projects increased by 44% from the level recorded in the prior year.  This increase is primarily due to more projects completed in the current year (24 in fiscal 2010; 15 in fiscal 2009) as well as higher sales value for the projects completed. The average total order value of completed projects in fiscal 2010 was $554,000, up from $258,000 in fiscal 2009.  Revenues recorded for all other product sales decreased by 20% from last year.  The gross profit as a percentage of net revenues for the current and prior year periods was 34% and 28%, respectively.

While the overall sales figures showed only a slight increase from the prior year, the mix of customers buying our products changed.  Sales of the Company's products are made to three general groups of customers: industrial, construction and aerospace / defense.  The negative effect of the slow global construction market has been offset by an increase in our global sales to customers in the aerospace and defense markets.  A breakdown of sales to these three general groups of customers is as follows:

	2010	2009
Industrial	10%	11%
Construction	38%	49%
Aerospace / Defense	52%	40%

At May 31, 2009, we had 92 open sales orders in our backlog with a total sales value of $13.1 million.  At May 31, 2010, we had slightly more open sales orders in our backlog (98 orders) and the total sales value is $13.0 million.  $3.2 million of the current backlog is on projects already in progress.  $3.9 million of the $13.1 million sales order backlog at May 31, 2009 was in progress at that date.  42% of the sales value in the backlog is for aerospace / defense customers compared to 65% at the end of fiscal 2009.  As a percentage of the total sales order backlog, orders from customers in construction accounted for 56% at May 31, 2010 and 34% at May 31, 2009.

The Company's revenues and net income fluctuate from period to period.  The increases in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for fiscal years ended May 31, 2010 and 2009 is as follows:

	2010	2009
North America	67%	77%
Asia	25%	19%
Other	8%	4%

Selling, General and Administrative Expenses
Year ended	Change
	May 31, 2010	May 31, 2009	Increase / (Decrease)	Percent Change
Outside Commissions	$ 757,000	$ 792,000	$ (35,000)	-4%
Other SG&A	3,550,000	2,979,000	571,000	19%
Total SG&A	$4,307,000	$3,771,000	$ 536,000	14%
...as a percentage of net revenues	24%	23%

Selling, general and administrative expenses increased by 14% from the prior year.  Outside commission expense decreased slightly from last year's level.  Other selling, general and administrative expenses increased by 19% from last year.  This increase is primarily attributable to an increase in employee compensation expense related to the year's increase in sales and net income over the prior year as well as increased professional fees related to a study completed to support federal research tax credits.

The above factors resulted in operating income of $1,764,000 for the year ended May 31, 2010, up 98% from the $889,000 in the prior year.

Interest expense of $16,000 is 77% less than in the prior year.  Cash flow from the Company's operations during the current year provided sufficient funds to eliminate all of the long-term bank debt and short-term borrowings as of the end of the current year.  The average level of use of the Company's operating line of credit reduced significantly from $1.3 million last year to $0.3 million this year.  The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

The Company's effective tax rate (ETR) is calculated based upon current assumptions relating to the year's operating results and various tax related items.  The ETR for the fiscal year ended May 31, 2010 is 10.6%, significantly less than the ETR for the prior year of 32.9%.  A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

2010		2009
Computed tax provision at the expected statutory rate	$ 603,500		$ 290,000
Effect of graduated Federal rates on subsidiary income	-		(10,400)
State income tax - net of Federal tax benefit	300		6,200
Tax effect of permanent differences:
Research tax credits	(431,000)		-
Other permanent differences	7,400		(11,900)
Other	8,000	.	7,400	.
	$ 188,200	.	$ 281,300	.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten year term.  Options not exercised by the end of the term expire.

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award.  The Company recognized $86,000 and $55,000 of compensation cost for the years ended May 31, 2010 and 2009.

The fair value of each stock option grant has been determined using the Black-Scholes model.  The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants.  The Company used a weighted average expected term.  Expected volatility assumptions utilized in the model were based on volatility of the Company's stock price for the thirty month period immediately preceding the granting of the options.  The Company issued stock options in August 2009 and April 2010.  The risk-free interest rate is derived from the U.S. treasury yield.

The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

                                                                                                                                                 August 2009        April 2010
                                                                                                 Risk-free interest rate:              4.875%               3.875%
                                                                                       Expected life of the options:            2.5 years            2.5 years
                                                                                  Expected share price volatility:                58%                    62%
                                                                                                    Expected dividends:                zero                     zero

  These assumptions resulted in estimated fair-market value per stock option:                $1.37                   $2.57

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the year ended May 31, 2010 is presented below:

                                                                                                                                                               Weighted-
                                                                                                                               Number of               Average
                                                                                                                                 Options             Exercise Price
                         Options outstanding and exercisable at May 31, 2009:           160,000                      $ 4.98
                                                                                          Options granted:             39,500                      $ 5.31
                                                                             Less: Options exercised:               5,750                      $ 2.96
                         Options outstanding and exercisable at May 31, 2010:           193,750                      $ 5.11

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

Capital expenditures for the year ended May 31, 2010 were $252,000 compared to $676,000 in the prior year.  The Company has no commitments to make any capital expenditures as of May 31, 2010.

In August 2009, the Company replaced its previous bank credit facility with a $6,000,000 demand line of credit from a different bank, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5% or the bank's prime rate less ..25%.  There is an interest rate floor of 3.5%.  The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company's real property.  This line of credit is subject to the usual terms and conditions applied by the bank and is subject to renewal annually.  In conjunction with this new line of credit, the Company agreed to the following covenants:

  Maintain a minimum working capital position of $3 million at all times;
  Actual working capital at May 31, 2010 was $10.8 million.

  Maintain a minimum debt service coverage ratio of 1.5:1.

17

  Actual ratio at May 31, 2010 was 12.3:1.

The line of credit was unused as of May 31, 2010, compared to a $1,017,000 balance outstanding as of May 31, 2009.  The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress.

The bank is not committed to make loans under this line of credit and no commitment fee is charged.

Inventory and Maintenance Inventory
May 31, 2010	May 31, 2009	Increase / (Decrease)
Raw Materials	$ 569,000		$ 524,000		$ 45,000	9%
Work in process	5,247,000		5,688,000		(441,000)	- 8%
Finished goods	658,000		510,000		148,000	29%
Inventory	6,474,000	90%	6,722,000	89%	(248,000)	- 4%
Maintenance and other inventory	719,000	10%	809,000	11%	(90,000)	-11%
Total	$ 7,193,000	100%	$ 7,531,000	100%	$ (338,000)	- 4%
Inventory turnover	1.6		1.6

Inventory, at $6,474,000 as of May 31, 2010, is 4% lower than the prior year-end.  Of this, approximately 81% is work in process, 10% is finished goods, and 9% is raw materials.  While the level of inventory will fluctuate from time to time due to the stage of completion of the non-project sales orders in progress at the time, we do not expect that the inventory level will increase significantly from current levels for a sustained period of time.

The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.  There was an insignificant amount of slow-moving inventory used during the year ended May 31, 2010.  The Company disposed of approximately $28,000 and $15,000 of obsolete inventory during the years ended May 31, 2010 and 2009, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings ("CIEB"),
and Billings in Excess of Costs and Estimated Earnings ("BIEC")
	May 31, 2010	May 31, 2009	Increase
Accounts receivable	$ 5,033,000	$ 2,691,000	$ 2,342,000	87%
CIEB	1,051,000	1,957,000	(906,000)	-46%
Less: BIEC	368,000	126,000	242,000	192%
Net	$ 5,716,000	$ 4,522,000	$ 1,194,000	26%
Number of an average day's sales outstanding in accounts receivable (DSO)	99	54

The Company combines the totals of accounts receivable, the asset CIEB, and the liability BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date.  As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $5,033,000 as of May 31, 2010 includes approximately $274,000 of amounts retained by customers on long-term construction projects.  The Company expects to collect all of these amounts, including the retainage, during the next twelve months.  The number of an average day's sales outstanding in accounts receivable (DSO) increased from 54 days at May 31, 2009 to 99 at May 31, 2010.  The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date.  The level of sales for an average day in the fourth quarter of the current year is slightly higher than in the fourth quarter of the prior year.  This is consistent with the overall increase in revenue for the year.  The level of accounts receivable at the end of the current year is 87% higher than at the end of the prior year.  The combination of these two factors caused the DSO to increase from last year end to this.  70% of the accounts receivable at May 31, 2010 are less than 60 days old.  78% of the accounts receivable balance at May 31, 2010 is due from five customers.  These five customers account for 82% of the balance over 60 days old.  Of this, more than two-thirds has been received subsequent to year-end.  For these reasons, the Company does not expect that accounts receivable are becoming significantly less collectible.

As noted above CIEB represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $1,051,000 balance in this account at May 31, 2010 is a 46% decrease from the prior year-end.  This decrease from last year-end is a reflection of 1.) the decrease in the number of projects in progress at the two balance sheet dates (7 at May 31, 2010  compared to 10 at May 31, 2009) and 2.) in the aggregate, the projects in progress at May 31, 2010 are 37% complete at that date while the projects in progress at May 31, 2009 were 58% complete at that date.  The average total sales value of long-term construction projects in process at the end of this year is 23% less than at the end of last year.  Generally, if progress billings are permitted under the terms of a project sales agreement, then the more complete the project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.  90% of the CIEB balance as of the end of the last fiscal quarter, February 28, 2010, was billed to those customers in the current fiscal quarter ended May 31, 2010.  The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

As of May 31, 2010, there are sales orders for six projects that are not yet in progress.  These projects average $428,000 each in value upon completion.  This compares to three such projects as of the prior year end with an average value of $788,000.

The year-end balances in the CIEB account are comprised of the following components:

	May 31, 2010	May 31, 2009
Costs	$ 984,000	$ 3,303,000
Estimated earnings	223,000	1,048,000
Less: Billings to customers	156,000	2,394,000
CIEB	$ 1,051,000	$ 1,957,000
Number of projects in progress	7	10

As noted above, BIEC represents billings to customers in excess of revenues recognized.  The $368,000 balance in this account at May 31, 2010 is in comparison to a $126,000 balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	May 31, 2010	May 31, 2009
Billings to customers	$ 1,085,000	$ 956,000
Less: Costs	673,000	548,000
Less: Estimated earnings	44,000	282,000
BIEC	$ 368,000	$ 126,000
Number of projects in progress	3	4

Summary of factors affecting the year-end balances in the asset CIEB, and the liability BIEC:

	2010	2009
Number of projects in progress at year-end	10	14
Aggregate percent complete at year-end	37%	58%
Average total value of projects in progress at year-end	$507,000	$661,000
Percentage of total value invoiced to customer	24%	36%

The Company's backlog of sales orders at May 31, 2010 is $13 million, down slightly from the backlog at the end of the prior year of $13.1 million.  $3.1 million of the current backlog is on projects already in progress.

Accounts payable, at $1,096,000 as of May 31, 2010, is $209,000 more than the prior year-end.  There is no specific reason for this fluctuation other than the normal payment cycle of vendor invoices.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of May 31, 2010 are $380,000.  This is 36% lower than the $598,000 accrued at the prior year-end.  Commission expense related to long-term construction projects is recorded at the same time as revenue on the projects is recorded. This liability will not decrease until progress billings on the projects have been issued by the Company and are paid by our customers.  Considering that the net change in the balances of accounts receivable and CIEB is an increase of $1.4 million over the prior year end, it would be reasonable to expect that the balance in the accrued commissions would likewise be higher than the prior year.  The lower balance this year is attributable to the mix of customers.  Many of the sales represented by these commissions are to customers in aerospace / defense and to customers in certain Asian countries and there are no commissions payable to independent manufacturers' representatives, only to internal salespersons.      60% of the accrued commissions at May 31, 2010 are for internal salespersons while 40% are for independent manufacturers' representatives.  At the prior year-end, only 23% were internal and 77% were to outside representatives.  The Company expects the current accrued amount to be paid during the next twelve months.

Other current liabilities of $1,549,000 increased 53% from the prior year of $1,011,000.  This increase is primarily due to three items: (a) an increase in customer advance payments on non-projects and on projects that have not started production; (b) an increase in the accrued compensation to employees for services; and (c) an off-set due to the reduction in the accrual for workers' compensation expense following the settlement of the lawsuit discussed in Item 3, above.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required pursuant to this Item 8 are included in this Form 10-K as a separate section commencing on page 26 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

Item 9A. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures.

                The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of May 31, 2010 and have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)           Management's report on internal control over financial reporting.

                The Company's management, with the participation of the Company's principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.  Based on this assessment management has concluded that, as of May 31, 2010, the Company's internal control over financial reporting is effective based on those criteria.

                This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.  §989G of the Dodd-Frank Act exempts the Company in future years from the requirement that it include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

(c)           Changes in internal control over financial reporting.

                There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on November 5, 2010, which information is hereby incorporated by reference into this Annual Report.  The proxy materials, including the Proxy Statement and form of proxy, will be filed within 120 days after the Company's fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
	(i)	Report of Independent Registered Public Accounting Firm
	(ii)	Consolidated Balance Sheets May 31, 2010 and 2009
	(iii)	Consolidated Statements of Income for the years ended May 31, 2010 and 2009
	(iv)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2010 and 2009
	(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2010 and 2009
	(vi)	Notes to Consolidated Financial Statements May 31, 2010 and 2009
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

20
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

(xi)

Form of Indemnification Agreement between registrant and directors and executive officers, attached as Appendix A to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 27, 2007.

(xii)

Consent Agreement by and between Taylor Devices, Inc. and HSBC Bank USA, National Association, dated November 30, 2008, incorporated by reference to Exhibit 10(xv) to Annual Report on Form 10-KSB, dated August 21, 2008.

	(xiii)	General Security Agreement dated August 7, 2009 by the Registrant in favor of First Niagara Bank, incorporated by reference to Exhibit 10(xiii) to Annual Report on Form 10-K filed August 28, 2009.
	(xiv)	Negative Pledge Agreement dated August 7, 2009 by the Registrant in favor of First Niagara Bank, incorporated by reference to Exhibit 10(xiv) to Annual Report on Form 10-K filed August 28, 2009.
21
(11)	Statement regarding computation of per share earnings

REG. 228.601(A)(11) Statement regarding computation of per share earnings

Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2010

		Weighted average common stock outstanding		3,224,923
		Common shares issuable under stock option plans using treasury stock method		1,969
		Weighted average common stock outstanding assuming dilution		3,226,892

		Net income fiscal year ended May 31, 2010	(1)	$ 1,586,957
		Weighted average common stock	(2)	3,224,923
		Basic income per common share (1) divided by (2)		$ .49

		Net income fiscal year ended May 31, 2010	(3)	$ 1,586,955
		Weighted average common stock outstanding assuming dilution	(4)	3,226,892
		Diluted income per common share (3) divided by (4)		$ .49

Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2009

		Weighted average common stock outstanding		3,220,949
		Common shares issuable under stock option plans using treasury stock method		1,472
		Weighted average common stock outstanding assuming dilution		3,222,421

		Net income fiscal year ended May 31, 2009	(1)	$ 571,894
		Weighted average common stock	(2)	3,220,949
		Basic income per common share (1) divided by (2)		$ .18

		Net income fiscal year ended May 31, 2009	(3)	$ 571,894
		Weighted average common stock outstanding assuming dilution	(4)	3,222,421
		Diluted income per common share (3) divided by (4)		$ .18

(13)	The Annual Report to Security Holders for the fiscal year ended May 31, 2010, attached to this Annual Report on Form 10-K.
(14)	Code of Ethics, incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the period ending May 31, 2004.
(20)	Other documents or statements to security holders
	(i)	News from Taylor Devices, Inc. Shareholder Letter, Summer 2010.
(21)	Subsidiaries of the registrant
Tayco Realty Corporation is a New York corporation organized on September 8, 1977, owned by the Company.
(23)	The Consent of Independent Registered Public Accounting Firm precedes the Consolidated Financial Statements.
(31)	Officer Certifications
22
	(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
(32)	Officer Certifications
	(i)	Section 1350 Certification of Chief Executive Officer.
	(ii)	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Douglas P. Taylor	Date:	August 9, 2010
Douglas P. Taylor
President and Director
(Principal Executive Officer)

                                and

By:	/s/Mark V. McDonough	Date:	August 9, 2010
Mark V. McDonough
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Reginald B. Newman II	By:	/s/Richard G. Hill
	Reginald B. Newman II, Director		Richard G. Hill, Director
	August 9, 2010		August 9, 2010

By:	/s/John Burgess	By:	/s/Randall L. Clark
	John Burgess, Director		Randall L. Clark, Director
	August 9, 2010		August 9, 2010

[Lumsden & McCormick, LLP Letterhead]

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of
Taylor Devices Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K (Commission File Number 0-3498) of Taylor Devices Inc. of our report dated August 7, 2010 and any reference thereto in the Annual Report to Shareholders for the fiscal year ended May 31, 2010.

We also consent to such incorporation by reference in Registration Statement Nos. 333-69705, 333-75662, 333-114085, 333-133340 and 333-155284 of Taylor Devices, Inc. on Form S-8 of our report dated August 7, 2010.

/s/Lumsden & McCormick, LLP
Lumsden & McCormick, LLP
Buffalo, New York
August 7, 2010

TAYLOR DEVICES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

[Lumsden & McCormick, LLP Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary as of May 31, 2010 and 2009 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Lumsden & McCormick, LLP
Lumsden & McCormick, LLP
Buffalo, New York
August 7, 2010

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2010	2009

Assets
Current assets:
Cash and cash equivalents	$ 197,587	$ 45,297
Restricted funds held by Trustee	-	37,931
Accounts receivable, net (Note 2)	5,033,395	2,691,032
Inventory (Note 3)	6,474,148	6,721,821
Prepaid expenses	284,129	462,976
Prepaid income taxes	366,486	-
Costs and estimated earnings in excess of billings (Note 4)	1,051,354	1,957,149
Deferred income taxes (Note 10)	834,400	882,000
Total current assets	14,241,499	12,798,206

Maintenance and other inventory, net (Note 5)	718,749	808,537
Property and equipment, net (Note 6)	3,497,800	3,687,637
Cash value of life insurance, net	142,355	136,747
	$ 18,600,403	$ 17,431,127
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings (Note 7)	$ -	$ 1,017,000
Current portion of long-term debt (Note 8)	5,485	77,151
Accounts payable	1,096,289	886,963
Accrued commissions	380,448	598,287
Other current expenses	1,548,655	1,010,816
Billings in excess of costs and estimated earnings (Note 4)	367,764	126,017
Accrued income taxes	-	135,815
Total current liabilities	3,398,641	3,852,049

Long-term debt (Note 8)	9,141	87,960
Deferred income taxes (Note 10)	304,485	307,285

Stockholders' Equity:
Common stock, $.025 par value, authorized 8,000,000 shares,
issued 3,725,516 and 3,716,502 shares	93,137	92,913
Paid-in capital	6,518,769	6,401,584
Retained earnings	10,507,514	8,920,557
	17,119,420	15,415,054
Treasury stock -- 495,243 and 495,222 shares at cost	(2,231,284)	(2,231,221)
Total stockholders' equity	14,888,136	13,183,833
	$ 18,600,403	$ 17,431,127

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2010	2009

Sales, net (Note 9)	$ 17,875,371	$ 16,737,973

Cost of goods sold	11,804,465	12,077,686

Gross profit	6,070,906	4,660,287

Selling, general and administrative expenses	4,307,253	3,770,942

Operating income	1,763,653	889,345

Other income (expense):
Interest, net	(15,698)	(67,223)
Miscellaneous	27,202	31,072
Total other income (expense)	11,504	(36,151)

Income before provision for income taxes	1,775,157	853,194

Provision for income taxes (Note 10)	188,200	281,300

Net income	$ 1,586,957	$ 571,894

Basic and diluted earnings per common share (Note 11)	$ 0.49	$ 0.18

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

For the years ended May 31, 2010 and 2009
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2008	$ 92,813	$ 6,332,677	$ 8,348,663	$ (2,225,065)

Net income for the year ended May 31, 2009	-	-	571,894	-

Common stock issued for employee stock
purchase plan (Note 13)	100	14,271	-	-

Odd-lot buy-back of Treasury shares	-	-	-	(6,156)

Stock options issued for services	-	54,636	-	-

Balance, May 31, 2009	92,913	6,401,584	8,920,557	(2,231,221)

Net income for the year ended May 31, 2010	-	-	1,586,957	-

Common stock issued for employee stock
purchase plan (Note 13)	81	14,062	-	-

Common stock issued for employee stock
option plan (Note 14)	143	16,864	-	-

Odd-lot buy-back of Treasury shares	-	-	-	(63)

Stock options issued for services	-	86,259	-	-

Balance, May 31, 2010	$ 93,137	$ 6,518,769	$ 10,507,514	$ (2,231,284)

See accompanying notes.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended May 31,	2010	2009

Cash flows from operating activities:
Net income	$ 1,586,957	$ 571,894
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	442,263	422,495
Gain of sale of equipment	(100)	(350)
Stock options issued for services	86,259	54,636
Provision for inventory obsolescence	180,000	210,000
Deferred income taxes	44,800	(74,100)
Changes in other current assets and liabilities:
Accounts receivable	(2,342,363)	(581,875)
Inventory	157,461	(227,602)
Prepaid expenses	178,847	77,969
Prepaid income taxes	(366,486)	98,345
Costs and estimated earnings in excess of billings	905,795	(200,985)
Accounts payable	209,326	(299,286)
Accrued commissions	(217,839)	205,594
Other current expenses	537,839	76,302
Billings in excess of costs and estimated earnings	241,747	126,017
Accrued income taxes	(135,815)	135,815
Net cash flows from operating activities	1,508,691	594,869

Cash flows from investing activities:
Net cash paid to trustee	37,931	(7,585)
Proceeds from sale of property and equipment	100	350
Acquisition of property and equipment	(252,426)	(676,150)
Increase in cash value of life insurance	(5,608)	(5,612)
Net cash flows for investing activities	(220,003)	(688,997)

Cash flows from financing activities:
Net short-term borrowings	(1,017,000)	138,000
Payments on long-term debt	(150,485)	(138,992)
Proceeds from long-term debt	-	21,482
Proceeds from issuance of common stock	31,150	14,371
Acquisition of treasury stock	(63)	(6,156)
Net cash flows from (for) financing activities	(1,136,398)	28,705

Net change in cash and cash equivalents	152,290	(65,423)

Cash and cash equivalents - beginning	45,297	110,720

.. Cash and cash equivalents - ending	$ 197,587	$ 45,297

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

64% of the Company's 2010 revenue was generated from sales to customers in the United States and 25% was from sales to customers in Asia.  Remaining sales were to customers in other countries in North America, Europe, South America and Australia.

75% of the Company's 2009 revenue was generated from sales to customers in the United States and 19% was from sales to customers in Asia.  Remaining sales were to customers in other countries in North America, Europe, South America and Australia.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tayco Realty Corporation (Realty).  All inter-company transactions and balances have been eliminated in consolidation.

Subsequent Events:

The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

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

Revenue Recognition:

Sales are recognized when units are delivered or services are performed.  Sales under fixed-price contracts are recorded as deliveries are made at the contract sales price of the units delivered.  Sales under certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries, are accounted for under the percentage-of-completion method of accounting whereby revenues are recognized based on estimates of completion prepared on a ratio of cost to total estimated cost basis.  Costs include all material and direct and indirect charges related to specific contracts.  Other expenses are charged to operations as incurred.  Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process.  Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the revenue and profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion.  In the fiscal year ended May 31, 2010, 56% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 44% of revenue was recorded as deliveries were made to our customers.  In the fiscal year ended May 31, 2009, 42% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 58% of revenue was recorded as deliveries were made to our customers.

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

The Company has filed claims for research credits for the fiscal years ended May 31, 2005 through May 31, 2009. The prior year claims are currently under IRS examination.  Management has estimated approximately $120,000 to be uncertain. Taylor has not recorded the full amount of the fiscal 2007 and fiscal 2008 refundable amounts, nor the full amount of the current year credit calculated.

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.  The Company did not have any accrued interest or penalties included in its consolidated balance sheet at May 31, 2010 or 2009.  The Company recorded less than $1,000 of interest expense and / or penalties in its consolidated statements of income during the years ended May 31, 2010 and 2009.

The Company's tax returns for the fiscal tax years ended May 31, 2005, 2006, 2007, 2008, and 2009 are subject to examination by federal and state tax authorities.

Sales Taxes:

Certain jurisdictions impose a sales tax on Company sales to nonexempt customers.  The Company collects these taxes from customers and remits the entire amount as required by the applicable law.  The Company excludes from revenues and expenses the tax collected and remitted.

Stock-Based Compensation:

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The stock-based compensation expense for the years ended May 31, 2010 and 2009 was $86,259 and $54,636.

New Accounting Standards:

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

 Other recently issued ASC guidance has either been implemented or are not significant to the Company.

2.  Accounts Receivable:

.	2010	2009
Customers	$ 4,800,219	$ 2,724,258
Customers - retention	273,700	7,500
Other	1,500	1,500
	5,075,419	2,733,258
Less allowance for doubtful
accounts	42,024	42,226
.	$ 5,033,395	$ 2,691,032

3.  Inventory:

.	2010	2009
Raw materials	$ 569,026	$ 524,178
Work-in-process	5,347,088	5,687,723
Finished goods	658,034	609,920
	6,574,148	6,821,821
Less allowance for obsolescence	100,000	100,000
.	$ 6,474,148	$ 6,721,821

4.  Costs and Estimated Earnings on Uncompleted Contracts:

.	2010	2009
Costs incurred on uncompleted
contracts	$ 1,656,829	$ 3,851,749
Estimated earnings	267,171	1,329,340
	1,924,000	5,181,089
Less billings to date	1,240,410	3,349,957
	$ 683,590	$ 1,831,132

Amounts are included in the accompanying balance sheets under the following captions:

	2010	2009
Costs and estimated earnings in
excess of billings	$ 1,051,354	$ 1,957,149
Billings in excess of costs and
estimated earnings	367,764	126,017
.	$ 683,590	$ 1,831,132

5.  Maintenance and Other Inventory:

.	2010	2009
Maintenance and other inventory	$ 2,029,325	$ 1,967,255
Less allowance for obsolescence	1,310,576	1,158,718
	$ 718,749	$ 808,537

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

The provision for potential inventory obsolescence was $180,000 and $210,000 for the years ended May 31, 2010 and 2009.

6.  Property and Equipment:

.	2010	2009
Land	$ 141,483	$ 41,483
Buildings and improvements	4,081,103	4,028,973
Machinery and equipment	5,085,341	4,944,865
Office furniture and equipment	787,359	750,496
Autos and trucks	72,702	72,702
	10,167,988	9,938,519
Less accumulated depreciation	6,670,188	6,250,882
	$ 3,497,800	$ 3,687,637

Depreciation expense was $442,263 and $414,423 for the years ended May 31, 2010 and 2009.

The following is a summary of property and equipment included above which is held under capital leases:

	2010	2009
Buildings and improvements	$ -	$ 806,707
Machinery and equipment	-	722,915
Office furniture and equipment	-	102,985
	-	1,632,607
Less accumulated amortization	-	1,066,878
	$ -	$ 565,729

Amortization of property and equipment under the capital leases included in depreciation expense is zero and $29,492 for the years ended May 31, 2010 and 2009.

7.  Short-Term Borrowings:

Through August 6, 2009, the Company had available a $5,000,000 bank demand line of credit with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25% or the bank's prime rate less .25%.  The line was secured by accounts receivable, equipment, inventory, and general intangibles.  This line of credit was subject to the usual terms and conditions applied by the bank and subject to renewal annually.

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

There is no amount outstanding under the lines of credit at May 31, 2010.  The total amount outstanding at May 31, 2009 was $1,017,000.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis.  Outstanding checks under this arrangement totaled $259,503 and $216,277 as of May 31, 2010 and 2009.  These amounts are included in accounts payable.

8.  Long-Term Debt:

.	2010	2009
Industrial Revenue Development
Bonds, paid in June 2009	$ -	$ 45,000
Bank mortgage, paid in July 2009	-	100,000
Other	14,626	20,111
	14,626	165,111
Less current portion	5,485	77,151
	$ 9,141	$ 87,960

In November 1994, the Company entered into a capital lease agreement with the Niagara County Industrial Development Agency (NCIDA) to finance certain construction costs for additions to its manufacturing/ testing facilities and for the acquisition of machinery and equipment.  To finance the project, NCIDA authorized the sale of its Industrial Revenue Development Bonds, in the aggregate principal amount of $1,250,000, under a trust indenture with a bank as trustee.  The capital lease obligation was secured by a first mortgage on real estate, project machinery and equipment, and guaranteed by an irrevocable bank letter of credit in the amount of $45,000 as of May 31, 2009.

The aggregate maturities of long-term debt subsequent to May 31, 2010 are:

2011	$ 5,485
2012	5,485
2013	3,656
.	$ 14,626

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

	2010	2009
Construction	$ 6,831,139	$ 8,151,308
Aerospace / Defense	9,293,266	6,640,094
Industrial	1,750,966	1,946,571
	$17,875,371	$16,737,973

Sales to three customers approximated 34% (16%, 10% and 8%, respectively) of net sales for 2010.  Sales to two customers approximated 18% (10% and 8%, respectively) of net sales for 2009.

10.  Income Taxes:

.	2010	. 2009
Current tax provision:
Federal	$ 152,400	$ 346,200
State	(9,000)	9,200
	143,400	355,400
Deferred tax provision (benefit):
Federal	35,700	(74,100)
State	9,100	-
	44,800	(74,100)
	$ 188,200	$ 281,300

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2010	.	2009
Computed tax provision
at the expected statutory rate	$ 603,500		$ 290,000
Effect of graduated Federal rates on
subsidiary income	-		(10,400)
State income tax - net of Federal
tax benefit	300		6,200
Tax effect of permanent differences:
Research tax credits	(431,000)		-
Other permanent differences	7,400		(11,900)
Other	8,000	.	7,400
	$ 188,200	.	$ 281,300

Effective income tax rate                               10.6%            32.9%

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2010	.	2009
Deferred tax assets:
Allowance for doubtful receivables	$ 14,400		$ 14,400
Tax inventory adjustment	83,500		138,500
Allowance for obsolete inventory	481,000		429,300
Accrued vacation	52,200		50,000
Accrued commissions	14,800		6,300
Warranty reserve	72,500		58,300
Stock options issued for services	116,000		86,600
Other	-	.	98,600
	834,400		882,000
Deferred tax liabilities:
Excess tax depreciation	(304,485)		(307,285)
Net deferred tax assets	$ 529,915	.	$ 574,715

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible.  The Company provides a valuation allowance to the extent that deferred tax assets may not be realized.  A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable.  The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance.  The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced.  The Company will need to generate approximately $2.5 million in taxable income in future years in order to realize the deferred tax assets recorded as of May 31, 2010 of $834,400.

The Company and its subsidiary file consolidated Federal and State income tax returns.  As of May 31, 2010, the Company had State investment tax credit carryforwards of approximately $160,000 expiring through May 2016.

11.  Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period.  Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2010	2009
Average common shares
outstanding	3,224,923	3,220,949
Common shares issuable under
stock option plans	1,969	1,472
Average common shares
outstanding assuming dilution	3,226,892	3,222,421

12.  Related Party Transactions:

The Company had no related party transactions.

13.  Employee Stock Purchase Plan:

In March 2004, the Company reserved 295,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan.  Participation in the employee stock purchase plan is voluntary for all eligible employees of the Company.  Purchase of common shares can be made by employee contributions through payroll deductions.  At the end of each calendar quarter, the employee contributions will be applied to the purchase of common shares using a share value equal to the mean between the closing bid and ask prices of the stock on that date.  These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan.  During the years ended May 31, 2010 and 2009, 3,264 ($3.20 to $5.80 price per share) and 3,986 ($2.51 to $6.23 price per share) common shares, respectively, were issued to employees. As of May 31, 2010, 236,542 shares were reserved for further issue.

14.  Stock Option Plans:

In 2008, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options.  The incentive stock options qualify for preferential treatment under the Internal Revenue Code.  Under this plan, 140,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 31,750 shares have been granted as of May 31, 2010. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.

In 2005, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options.  The incentive stock options qualify for preferential treatment under the Internal Revenue Code.  Under this plan, 140,000 shares of common stock have been reserved for grant to key employees and directors of the Company and all 140,000 shares have been granted as of May 31, 2010. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.  Options granted under the Company's previous nonqualified and incentive stock option plans that have not been exercised expire ten years from the date of grant and are exercisable over the period stated in each option.

Using the Black-Scholes option pricing model, the weighted average estimated fair value of each option granted under the plan was $2.17 during 2010 and $1.42 during 2009.  The pricing model uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of the Company's stock.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding.  The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation model.  The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	2010	2009
Risk-free interest rate	4.2%	4.3%
Expected life in years	2.5	2.5
Expected volatility	60%	52%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	Shares	.	Weighted Average Exercise Price	Intrinsic Value
Outstanding -- May 31, 2008	120,500		$ 5.30	$ 165,590
Options granted	39,500		$ 4.01
Outstanding - May 31, 2009	160,000		$ 4.98	$ 8,860
Options granted	39,500		$ 5.31
Less: options exercised	5,750		$ 2.96
Outstanding - May 31, 2010	193,750	.	$ 5.11	$ 191,125

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of the balance sheet dates.  The aggregate intrinsic value of outstanding options as of the end of each fiscal year is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the money at that date (127,250 at May 31, 2010 and 38,500 at May 31, 2009.)  The Company's closing stock price was $6.03 and $3.09 as of May 31, 2010 and 2009.  As of May 31, 2010, there are 108,250 options available for future grants under the 2008 stock option plan, and none available under the 2005 stock option plan. $17,007 was received from the exercise of share options during the fiscal year ended May 31, 2010.

The following table summarizes information about stock options outstanding at May 31, 2010:

	Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	30,000	8.2	$2.84
$3.01-$4.00	22,250	6.7	$3.38
$4.01-$5.00	-	-	-
$5.01-$6.00	75,000	6.6	$5.55
$6.01-$7.00	66,500	8.2	$6.21
$2.00-$7.00	193,750	7.4	$5.11

The following table summarizes information about stock options outstanding at May 31, 2009:

	Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	35,000	8.7	$2.84
$3.01-$4.00	8,500	3.6	$3.16
$4.01-$5.00	-	-	-
$5.01-$6.00	75,000	7.6	$5.55
$6.01-$7.00	41,500	8.2	$6.12
$2.00-$7.00	160,000	7.8	$4.98

15.  Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series.  The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

16.  Treasury Stock:

During the year ended May 31, 2010, the Company purchased 21 shares of its common stock for a total of $63 ($3.00 per share) under an agreement to purchase for cash all shares of common stock from holders of fewer than 100 shares.

During the year ended May 31, 2009, the Company purchased 2,052 shares of its common stock for a total of $6,156 ($3.00 per share) under an agreement to purchase for cash all shares of common stock from holders of fewer than 100 shares.

17.   Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code.  The Company matches a percentage of employee voluntary salary deferrals subject to limitations.  The Company may also make discretionary contributions as determined annually by the Company's Board of Directors.  The amount expensed under the plan was $50,306 and $52,452 for the years ended May 31, 2010 and 2009.

18.  Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, restricted funds held by trustee, accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate fair value because of the short maturity of these instruments.

The carrying amount of long-term debt approximates fair value because the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities.

19.  Cash Flows Information:

.	2010	2009

Interest paid	$ 19,217	$ 71,352

Income taxes paid (refunded)	$645,701	$121,180

20.  Legal Proceedings:

As previously disclosed, in May 2008, the State of New York Workers' Compensation Board ("Board") commenced a lawsuit against the Company and 264 other entities, seeking to recover funds allegedly owed in connection with the Company's participation in the Manufacturing Self-Insurance Trust (the "Trust").  Among the Board's claims are that (i) the Trust provided workers' compensation self-insurance to its participating members, including the Company, from April 22, 1997 to August 31, 2006; (ii) the Board has assumed control of the Trust; (iii) the Trust's liabilities exceed its assets by approximately $29,000,000; and (iv) the Company and the other participating members are jointly and severally liable for the alleged deficit.

The Board performed forensic audits of the Trust to determine the amounts allegedly owed by the participating members, and calculated an estimate of each participating member's share of the deficit, which, for the Company, was alleged to be in excess of $118,626.  The Board also claimed that the Company and other participating members could be jointly and severally responsible for sums substantially in excess of the Board's estimates.  In 2010, the Board initiated settlement proceedings which, among other things, were conditioned upon the participation of defendants holding a minimum aggregate amount of claims.

On April 20, 2010, the Company entered into a Settlement Agreement ("Agreement") with the Board, as did a number of other settling Trust members.  On May 3, 2010, the Company received the Acceptance of MSIT Settlement Tender Offer (the "Acceptance") from the Office of the New York State Attorney General advising that, as of that date, 128 former members of the Trust collectively pledged $13,714,212 toward settlement of the Trust, and that the Board had accepted the Agreement, having concluded that settlement threshold had been reached and that the settlement, as contemplated by the Agreement, could proceed.

The Agreement provides that, notwithstanding that each Trust member, including the Company, is statutorily and contractually liable on a joint and several basis for the full amount of the Board's calculated amount of the Trust's cumulative deficit as of November 30, 2008 (the "Deficit"), by entering into the Agreement, the Board has agreed to accept a stated amount as full payment and satisfaction of each settling member's portion of the Deficit.  For the Company, the settling portion is an amount equal to 115% of the Company's pro rata allocation for the Deficit ("Adjusted Pro Rata Allocation" or "APRA"),i.e., an amount equal to $136,420, subject to a 10% discount for payments made within 30 days.  The Company timely paid $122,778, reflecting the full payment of the APRA subject to the 10% discount.  The Board has delivered a full and complete release of its claims against the Company and is seeking to discontinue the lawsuit against the Company.  Reciprocally, the Company has agreed to release the Board and its agents from all liability, reserving all rights, however, against the former administrator and trustees of the Trust.

Although the Company and many members of the Trust have elected to enter into the Agreement as of the date of the Acceptance, there remain members of the Trust as of that date which have not done so.  Consequently, the Company and other settling members remain exposed to assertions of cross-claims against them by the non-settling defendants.

There are no other legal proceedings except for routine litigation incidental to the business.