Form 10-Q
period 2010-08-31
TAYLOR DEVICES INC
filed 2010-10-13
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended August 31, 2010

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
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                  Yes [ X ]   No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                             Yes [    ]   No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                          Yes [    ]   No [ X ]

As of October 13, 2010, there were outstanding 3,231,671 shares of the registrant's common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY			.
Condensed Consolidated Balance Sheets	(Unaudited)
	August 31, 2010	May 31, 2010
Assets
Current assets:
Cash and cash equivalents	$ 2,347,948	$ 197,587
Accounts receivable, net	2,357,765	5,033,395
Inventory	6,613,689	6,474,148
Costs and estimated earnings in excess of billings	1,040,754	1,051,354
Other current assets	1,387,497	1,485,015
Total current assets	13,747,653	14,241,499

Maintenance and other inventory, net	752,234	718,749
Property and equipment, net	3,434,677	3,497,800
Other assets	143,713	142,355
	$ 18,078,277	$ 18,600,403
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 5,485	$ 5,485
Accounts payable	1,069,232	1,096,289
Accrued commissions	196,774	380,448
Billings in excess of costs and estimated earnings	357,175	367,764
Other current liabilities	1,030,445	1,548,655
Total current liabilities	2,659,111	3,398,641

Long-term liabilities	312,255	313,626

Stockholders' Equity:
Common stock and additional paid-in capital	6,646,043	6,611,906
Retained earnings	10,692,152	10,507,514
	17,338,195	17,119,420
Treasury stock - at cost	(2,231,284)	(2,231,284)
Total stockholders' equity	15,106,911	14,888,136

	$ 18,078,277	$ 18,600,403

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income
	(Unaudited)
	August 31,	August 31,
For the three months ended	2010	2009

Sales, net	$ 4,276,823	$ 5,013,673
Cost of goods sold	3,136,086	3,281,827
Gross profit	1,140,737	1,731,846
Selling, general and administrative expenses	878,936	1,180,338
Operating income	261,801	551,508
Other income (expense), net	28,337	(4,711)
Income before provision for income taxes	290,138	546,797
Provision for income taxes	105,500	226,000
Net income	$ 184,638	$ 320,797
Basic and diluted earnings per common share	$ 0.06	$ 0.10

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	August 31,	August 31,
For the three months ended	2010	2009

Cash flows from operating activities:
Net income	$ 184,638	$ 320,797
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	116,503	110,556
Stock options issued for services	30,463	19,851
Changes in other assets and liabilities:
Accounts receivable	2,675,630	138,349
Inventory	(173,026)	210,962
Costs and estimated earnings in excess of billings	10,600	(1,296,269)
Other current assets	97,518	94,052
Accounts payable	(27,057)	349,066
Accrued commissions	(183,674)	138,577
Billings in excess of costs and estimated earnings	(10,589)	74,884
Other current liabilities	(518,210)	456,959
Net cash flows from operating activities	2,202,796	617,784

Cash flows from investing activities:
Acquisition of property and equipment	(53,380)	(79,281)
Other investing activities	(1,358)	36,581
Net cash flows for investing activities	(54,738)	(42,700)

Cash flows from financing activities:
Net short-term borrowings and repayments on long-term debt	(1,371)	(590,475)
Proceeds from issuance of common stock, net	3,674	3,351
Net cash flows from (for) financing activities	2,303	(587,124)

Net increase (decrease) in cash and cash equivalents	2,150,361	(12,040)

Cash and cash equivalents - beginning	197,587	45,297

Cash and cash equivalents - ending	$ 2,347,948	$ 33,257

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2010 and May 31, 2010, the results of operations for the three months ended August 31, 2010 and August 31, 2009, and cash flows for the three months ended August 31, 2010 and August 31, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2010.  There have been no updates or changes to our audited financial statements for the year ended May 31, 2010.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through October 13, 2010 (the date the financial statements were issued).
3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.
4.

For the three month periods ended August 31, 2010 and August 31, 2009, the net income was divided by 3,230,965 and 3,222,327, respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three month period ended August 31, 2010 are not necessarily indicative of the results to be expected for the full year.
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

Other recently issued ASC guidance has either been implemented or is not significant to the Company.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2010 and August 31, 2009
Increase /
(Decrease)
Sales, net	$ (737,000)
Cost of goods sold	$ (146,000)
Selling, general and administrative expenses	$ (301,000)
Income before provision for income taxes	$ (257,000)
Provision for income taxes	$ (121,000)
Net income	$ (136,000)

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

For the three months ended August 31, 2010  (All figures discussed are for the three months ended August 31, 2010 as compared to the three months ended August 31, 2009.)

	Three months ended		Change
	August 31, 2010	August 31, 2009	Increase / (Decrease)	Percent Change
Net Revenue	$ 4,277,000	$ 5,014,000	$ (737,000)	-15%
Cost of sales	3,136,000	3,282,000	(146,000)	-4%
Gross profit	$ 1,141,000	$ 1,732,000	$ (591,000)	-34%
...as a percentage of net revenues	27%	35%

The Company's consolidated results of operations showed a 15% decrease in net revenues and a decrease in net income of 42%.  Revenues recorded in the current period for long-term construction projects were 32% lower than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were higher by 17% from the level recorded in the prior year.  The gross profit as a percentage of net revenues for the current and prior year periods was 27% and 35%.  This fluctuation is attributable primarily to a.) three large export projects in the prior year period had higher than average margins, b.) one large project in the prior year with an aerospace / defense customer that had higher margin than average projects for construction customers, and c.) in the current period, there were more Projects sold directly to representatives in two different Asian countries, net of their normal commission.  This resulted in lower sales, gross margins and commission expense.

Sales of the Company's products are made to three general groups of customers: industrial, construction and aerospace / defense.    A breakdown of sales to the three general groups of customers is as follows:

	First Quarter Fiscal Year 2011	First Quarter Fiscal Year 2010
Industrial	7%	6%
Construction	49%	40%
Aerospace / Defense	44%	54%

At August 31, 2009, we had 110 open sales orders in our backlog with a total sales value of $11.3 million.  At August 31, 2010, we have 11% fewer open sales orders in our backlog (98 orders) but the total sales value is $13.5 million or approximately 19% higher than the prior year.

The Company's revenues and net income fluctuate from period to period.  The fluctuations in comparing the current period to the prior period are not necessarily representative of future results.

Selling, General and Administrative Expenses
Three months ended	Change
	August 31, 2010	August 31, 2009	Increase / (Decrease)	Percent Change
Outside Commissions	$ 105,000	$ 276,000	$ (171,000)	-62%
Other SG&A	774,000	904,000	(130,000)	-14%
Total SG&A	$ 879,000	$1,180,000	$ (301,000)	-26%
...as a percentage of net revenues	21%	24%

Selling, general and administrative expenses decreased by 26% from the prior year.  Outside commission expense decreased by 62% from last year's level.  This fluctuation was primarily due to a single, high value, non-project, commissionable sales order recorded in the prior year period as well as three Projects in an Asian country that included higher than average commissions in the prior year period. Additionally, of the 17 Projects in process during the quarter ended August 31, 2010, only three had related outside commissions recorded.  This compares with 10 of 17 Projects having related outside commissions recorded in the prior year period.  The primary reason for this is, in the current period, there were more Projects sold to representatives in two different Asian countries net of their normal commission.  Other selling, general and administrative expenses decreased 14% from last year to this.  This decrease is primarily due to a  decrease in incentive compensation expense in the current period related to the lower level of operating results and lower level of aerospace sales.

The above factors resulted in operating income of $262,000 for the three months ended August 31, 2010, down 53% from the $552,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten year term.  Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the ASC.  The Company recognized $30,000 and $20,000 of compensation cost for the three month periods ended August 31, 2010 and August 31, 2009.

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

                                                                                                                2010                            2009
                                                         Risk-free interest rate:               2.75%                        4.875%
                                               Expected life of the options:            2.5 years                    2.5 years
                                          Expected share price volatility:              60.27%                       57.57%
                                                            Expected dividends:                zero                             zero

These assumptions resulted in:
                Estimated fair-market value per stock option:                 $2.00                           $1.37

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the three month period ended August 31, 2010 is presented below:

                                                                                                                                                               Weighted-
                                                                                                                               Number of               Average
                                                                                                                                 Options             Exercise Price

                         Options outstanding and exercisable at May 31, 2010:           193,750                      $ 5.11
                                                                                          Options granted:             15,250                      $ 5.15
                    Options outstanding and exercisable at August 31, 2010:           209,000                      $ 5.11

                   Closing value per share on NASDAQ at August 31, 2010:                                              $ 4.88

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

Capital expenditures for the three months ended August 31, 2010 were $53,000 compared to $79,000 in the same period of the prior year.  As of August 31, 2010, the Company has no commitments for capital expenditures during the next twelve months.

Effective August 7, 2009, the Company replaced its bank credit facility with a $6,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5%, or the bank's prime rate less ..25%.  There is an interest rate floor of 3.5%.  The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company's real property.  This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank's part to lend.  There is no balance outstanding as of August 31, 2010, or as of May 31, 2010.  The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit.  In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

                           Covenant                                   Minimum per Covenant          Current Actual   When Measured
            Minimum level working capital                         $3,000,000                         $11,089,000              Quarterly
            Minimum debt service coverage ratio                  1.5:1                                     n/a               Fiscal Year-end

All of the $6,000,000 unused portion of our line of credit is available without violating any of our debt covenants.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent five years are as follows: 2011 - $4,000; 2012 - $5,000; and 2013 - $4,000.

Inventory and Maintenance Inventory

August 31, 2010	May 31, 2010	Increase / (Decrease)
Raw Materials	$ 551,000		$ 569,000		$ (18,000)	-3%
Work in process	5,290,000		5,247,000		43,000	1%
Finished goods	773,000		658,000		115,000	17%
Inventory	6,614,000	91%	6,474,000	90%	140,000	2%
Maintenance and other inventory	752,000	9%	719,000	10%	33,000	5%
Total	$7,366,000	100%	$7,193,000	100%	$ 173,000	2%
Inventory turnover	1.7		1.6
NOTE: Inventory turnover is annualized for the three month period ended August 31, 2010.

Inventory, at $6,614,000 as of August 31, 2010, is $140,000 or two percent higher than the prior year-end level of $6,474,000.  Of this, approximately 80% is work in process, 12% is finished goods, and 8% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  The maintenance inventory increased slightly since May 31, 2010.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $45,000 for each of the three month periods ended August 31, 2010 and August 31, 2009.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings ("CIEB"),
and Billings in Excess of Costs and Estimated Earnings ("BIEC")
	August 31, 2010	May 31, 2010	Increase /(Decrease)
Accounts receivable	$ 2,358,000	$ 5,033,000	$ (2,675,000)	-53%
CIEB	1,041,000	1,051,000	(10,000)	-1%
Less: BIEC	357,000	368,000	(11,000)	-3%
Net	$ 3,042,000	$ 5,716,000	$ (2,674,000)	-47%
Number of an average day's sales outstanding in accounts receivable	50	99

The Company combines the totals of accounts receivable, the current asset CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date.  As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $2,358,000 as of August 31, 2010 includes approximately $342,000 of amounts retained by customers on long-term construction projects ("Project(s)").  It also includes $42,000 of an allowance for doubtful accounts ("Allowance").   The accounts receivable balance as of May 31, 2010 of $5,033,000 included an Allowance of $42,000.  The number of an average day's sales outstanding in accounts receivable (DSO) decreased from 99 days at May 31, 2010 to 50 at August 31, 2010.  The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date.  The level of sales for an average day in the first quarter of the current year is slightly lower than in the fourth quarter of the prior year.  This is consistent with the overall decrease in revenue during the current year to date.  The level of accounts receivable at the end of the current fiscal quarter is 53% lower than at the end of the prior year.  The combination of these two factors caused the DSO to decrease from last year end to this.  78% of the high level of accounts receivable at the end of last year was due from five customers and was collected subsequent to year-end.  The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $1,041,000 balance in this account at August 31, 2010 is only slightly less than the prior year-end.  The Company expects to bill the entire amount during the next twelve months.  71% of the CIEB balance as of the end of the last fiscal quarter, May 31, 2010, was billed to those customers in the current fiscal quarter ended August 31, 2010.  The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	August 31, 2010	May 31, 2010
Costs	$ 1,280,000	$ 984,000
Estimated earnings	217,000	223,000
Less: Billings to customers	456,000	156,000
CIEB	$ 1,041,000	$ 1,051,000
Number of Projects in progress	9	7

As noted above, BIEC represents billings to customers in excess of revenues recognized.  The $357,000 balance in this account at August 31, 2010 is down slightly from the $368,000 balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	August 31, 2010	May 31, 2010
Billings to customers	$ 1,205,000	$ 1,085,000
Less: Costs	752,000	673,000
Less: Estimated earnings	96,000	44,000
BIEC	$ 357,000	$ 368,000
Number of projects in progress	2	3

Summary of factors affecting the balances in CIEB and BIEC:

	August 31, 2010	May 31, 2010
Number of Projects in progress	11	10
Aggregate percent complete	35%	37%
Average total sales value of Projects in progress	$606,000	$507,000
Percentage of total value invoiced to customer	25%	24%

The Company's backlog of sales orders at August 31, 2010 is $13.5 million, up slightly from the $13 million backlog value at the end of the prior year.  $4.3 million of the current backlog is on long-term construction projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,069,000 as of August 31, 2010, is only slightly less than the prior year-end.  Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of August 31, 2010 are $197,000, down 48% from the $380,000 accrued at the prior year-end.  This decrease is primarily due to the collection of accounts receivables (see 53% decrease in accounts receivable balance discussed above) and subsequent payment of the related commissions.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities decreased 33% from the prior year-end, to $1,030,000 primarily due to accrued employee compensation at the prior year-end that was paid in the current period.  Payments on these liabilities will take place as scheduled within the next twelve months.

Management believes the Company's cash flows from operations and borrowing capacity under the bank line of credit is sufficient to fund ongoing operations, capital improvements and share repurchases for the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information called for by this item.

Item 4.  Controls and Procedures

                (a)           Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2010 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

                (b)           Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information
ITEM 1

Legal Proceedings

As previously disclosed, in May 2010 the Company settled the lawsuit brought by the State of New York Workers' Compensation Board.  The lawsuit claimed that the Company and 264 other entities, which had participated in the Manufacturing Self-Insurance Trust (the "Trust"), were jointly and severally liable for an alleged deficit in the Trust's assets of approximately $29,000,000.  While many of the Trust members settled, others have not.  This resulted in the settling members being exposed to cross-claims by the non- settling members  By Decision and Order filed October 1, 2010, the New York Supreme Court in Albany County granted the motions of various parties and dismissed all cross-claims asserted against the settling members, including cross-claims asserted by the non-settling members.  That Decision and Order is subject to appeal.

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors
Smaller reporting companies are not required to provide the information called for by this item.
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
(a) The Company sold no equity securities during the fiscal quarter ended August 31, 2010 that were not registered under the Securities Act.
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable
(c) Repurchases of Equity Securities None
(d)	Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000, as such term is defined in the credit documents. On August 31, 2010, under such definition the Company's net working capital was significantly in excess of such limit. Additional information regarding the Company's line of credit and restrictive covenants appears under the caption "Capital Resources, Lines of Credit and Long-Term Debt" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3	Defaults Upon Senior Securities None
ITEM 4	(Removed and Reserved)
ITEM 5	Other Information
(a) Information required to be disclosed in a Report on Form 8-K, but not reported None

	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors None
ITEM 6	Exhibits
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of August 31, 2010, the related condensed consolidated statements of income for the three months ended August 31, 2010 and August 31, 2009 and cash flows for the three months ended August 31, 2010 and August 31, 2009.  These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of May 31, 2010, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 7, 2010, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2010 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
October 13, 2010

TAYLOR DEVICES, INC.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	October 13, 2010	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	October 13, 2010	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer