Form 10-Q
period 2010-11-30
TAYLOR DEVICES INC
filed 2011-01-14
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended November 30, 2010

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                            Yes [    ]      No [ X ]

As of January 14, 2011, there were outstanding 3,229,159 shares of the registrant's common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30, 2010	May 31, 2010

Assets
Current assets:
Cash and cash equivalents	$ 2,172,593	$ 197,587
Accounts receivable, net	1,535,212	5,033,395
Inventory	6,169,118	6,474,148
Costs and estimated earnings in excess of billings	2,307,695	1,051,354
Other current assets	1,490,708	1,485,015
Total current assets	13,675,326	14,241,499

Maintenance and other inventory, net	835,437	718,749
Property and equipment, net	3,396,042	3,497,800
Other assets	145,320	142,355
	$ 18,052,125	$ 18,600,403
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 5,485	$ 5,485
Accounts payable	964,661	1,096,289
Accrued commissions	254,047	380,448
Billings in excess of costs and estimated earnings	340,238	367,764
Other current liabilities	951,453	1,548,655
Total current liabilities	2,515,884	3,398,641

Long-term liabilities	310,884	313,626

Stockholders' Equity:
Common stock and additional paid-in capital	6,649,554	6,611,906
Retained earnings	10,815,127	10,507,514
	17,464,681	17,119,420
Treasury stock - at cost	(2,239,324)	(2,231,284)
Total stockholders' equity	15,225,357	14,888,136

	$ 18,052,125	$ 18,600,403

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2010	2009	2010	2009

Sales, net	$ 4,525,002	$ 3,488,797	$ 8,801,825	$ 8,502,470

Cost of goods sold	3,487,175	2,073,929	6,623,261	5,355,756

Gross profit	1,037,827	1,414,868	2,178,564	3,146,714

Selling, general and administrative expenses	877,872	1,132,084	1,756,808	2,312,422

Operating income	159,955	282,784	421,756	834,292

Other income, net	32,520	7,107	60,857	2,396

Income before provision for income taxes	192,475	289,891	482,613	836,688

Provision for income taxes (benefit)	69,500	(212,000)	175,000	14,000

Net income	$ 122,975	$ 501,891	$ 307,613	$ 822,688

Basic and diluted earnings per common share	$ 0.04	$ 0.16	$ 0.10	$ 0.26

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	November 30,	November 30,
For the six months ended	2010	2009

Operating activities:
Net income	$ 307,613	$ 822,688
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	233,854	225,363
Stock options issued for services	30,463	19,851
Changes in other assets and liabilities:
Accounts receivable	3,498,183	1,450,197
Inventory	188,342	(359,899)
Costs and estimated earnings in excess of billings	(1,256,341)	(1,828,764)
Other current assets	(5,693)	(2,663)
Accounts payable	(131,628)	(141,119)
Accrued commissions	(126,401)	64,523
Billings in excess of costs and estimated earnings	(27,526)	92,801
Other current liabilities	(597,202)	483,971
Net operating activities	2,113,664	826,949

Investing activities:
Acquisition of property and equipment	(132,096)	(129,059)
Other investing activities	(2,965)	34,971
Net investing activities	(135,061)	(94,088)

Financing activities:
Net short-term borrowings and repayments on long-term debt	(2,742)	(725,742)
Proceeds from issuance of common stock, net	7,185	7,050
Acquisition of treasury stock	(8,040)	(62)
Net financing activities	(3,597)	(718,754)

Net change in cash and cash equivalents	1,975,006	14,107

Cash and cash equivalents - beginning	197,587	45,297

Cash and cash equivalents - ending	$ 2,172,593	$ 59,404

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2010 and May 31, 2010, the results of operations for the three and six months ended November 30, 2010 and November 30, 2009, and cash flows for the six months ended November 30, 2010 and November 30, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2010.  There have been no updates or changes to our audited financial statements for the year ended May 31, 2010.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through January 14, 2011 (the date the financial statements were issued).
3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.
4.

For the three and six month periods ended November 30, 2010 and November 30, 2009, the net income was divided by 3,230,221 and 3,222,943, respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the six month period ended November 30, 2010 are not necessarily indicative of the results to be expected for the full year.
6.	Recently issued Financial Accounting Standards Board Accounting Standards Codification guidance has either been implemented or is not significant to the Company.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2010 and November 30, 2009
Increase /
(Decrease)
Sales, net	$ 299,000
Cost of goods sold	$ 1,267,000
Selling, general and administrative expenses	$ (556,000)
Income before provision for income taxes	$ (354,000)
Provision for income taxes	$ 161,000
Net income	$ (515,000)

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

For the six months ended November 30, 2010  (All figures discussed are for the six months ended November 30, 2010 as compared to the six months ended November 30, 2009.)

	Six months ended		Change
	November 30, 2010	November 30, 2009	Increase / (Decrease)	Percent Change
Net Revenue	$ 8,802,000	$ 8,503,000	$ 299,000	4%
Cost of sales	6,623,000	5,356,000	1,267,000	24%
Gross profit	$ 2,179,000	$ 3,147,000	$ (968,000)	-31%
...as a percentage of net revenues	25%	37%

The Company's consolidated results of operations showed a 4% increase in net revenues and a decrease in net income of 63%.  Revenues recorded in the current period for long-term construction projects ("Project(s)") were 5% lower than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were higher by 17% from the level recorded in the prior year.  The gross profit as a percentage of net revenues for the current and prior year periods was 25% and 37%.  This fluctuation is attributable primarily to a.) three large export Projects in the prior year period had higher than average margins, b.) three large Projects in the prior year with aerospace / defense customers that had higher margins than average Projects for construction customers, and c.) in the current period, there were more Projects sold directly to representatives in two different Asian countries, net of their normal commission.  This resulted in lower sales, gross margins and commission expense.

Sales of the Company's products are made to three general groups of customers: industrial, construction and aerospace / defense.    A breakdown of sales to the three general groups of customers is as follows:

	First Half Fiscal 2011	First Half Fiscal 2010
Industrial	9%	8%
Construction	58%	41%
Aerospace / Defense	33%	51%

At November 30, 2009, we had 115 open sales orders in our backlog with a total sales value of $11.4 million.  At November 30, 2010, we have 13% fewer open sales orders in our backlog (100 orders) but the total sales value is $13 million or approximately 14% higher than the prior year.

The Company's revenues and net income fluctuate from period to period.  The fluctuations in comparing the current period to the prior period are not necessarily representative of future results.

Selling, General and Administrative Expenses

Six months ended	Change
	November 30, 2010	November 30, 2009	Increase / (Decrease)	Percent Change
Outside Commissions	$ 284,000	$ 475,000	$ (191,000)	-40%
Other SG&A	1,473,000	1,837,000	(364,000)	-20%
Total SG&A	$1,757,000	$2,312,000	$ (555,000)	-24%
...as a percentage of net revenues	20% 27%

Selling, general and administrative expenses decreased by 24% from the prior year.  Outside commission expense decreased by 40% from last year's level.  This fluctuation was primarily due to a single, high value, non-project, commissionable sales order recorded in the prior year period, as well as three Projects in an Asian country that included higher than average commissions in the prior year period.   Additionally, of the 23 Projects in process during the six months ended November 30, 2010, only seven had related outside commissions recorded.  This compares with 11 of 22 Projects having related outside commissions recorded in the prior year period.  The primary reason for this is, in the current period, there were more Projects sold to representatives in two different Asian countries net of their normal commission.  Other selling, general and administrative expenses decreased 20% from last year to this.  This decrease is primarily due to a.) a decrease in estimated incentive compensation expense in the current period related to the lower level of operating results and lower level of aerospace sales, and b.) a decrease in professional fees in the current period related to the research tax credit study completed last year and the workers' compensation suit discussed, below, in Part II, Item 1.

The above factors resulted in operating income of $422,000 for the six months ended November 30, 2010, down 49% from the $834,000 in the same period of the prior year.

For the three months ended November 30, 2010  (All figures discussed are for the three months ended November 30, 2010 as compared to the three months ended November 30, 2009.)

Summary comparison of the three months ended November 30, 2010 and November 30, 2009
Increase /
(Decrease)
Sales, net	$ 1,036,000
Cost of goods sold	$ 1,413,000
Selling, general and administrative expenses	$ (254,000)
Income before provision for income taxes	$ (97,000)
Provision for income taxes	$ 282,000
Net income	$ (379,000)

	Three months ended		Change
	November 30, 2010	November 30, 2009	Increase / (Decrease)	Percent Change
Net Revenue	$ 4,525,000	$ 3,489,000	$ 1,036,000	30%
Cost of sales	3,487,000	2,074,000	1,413,000	68%
Gross profit	$ 1,038,000	$ 1,415,000	$ (377,000)	-27%
...as a percentage of net revenues	23%	41%

The Company's consolidated results of operations showed a 30% increase in net revenues and a decrease in net income of 75%.  Revenues recorded in the current period for long-term construction projects were 39% higher than the level recorded in the prior year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were up 18% from the level recorded in the prior year.  The gross profit as a percentage of net revenues for the current and prior year periods was 23% and 41%.  This fluctuation is attributable primarily to a.) two large export Projects in the prior year period had higher than average margins, b.) three large Projects in the prior year with aerospace / defense customers that had higher margins than average Projects for construction customers, and c.) in the current period, there were more Projects sold directly to representatives in two different Asian countries, net of their normal commission.  This resulted in lower sales, gross margins and commission expense.

A breakdown of sales to the three general groups of customers is as follows:

	Second Quarter Fiscal 2011	Second Quarter Fiscal 2010
Industrial	11%	12%
Construction	66%	42%
Aerospace / Defense	23%	46%

The Company's revenues and net income fluctuate from period to period.  The fluctuations in comparing the current period to the prior period are not necessarily representative of future results.

Selling, General and Administrative Expenses

Three months ended	Change
	November 30, 2010	November 30, 2009	Increase / (Decrease)	Percent Change
Outside Commissions	$ 179,000	$ 198,000	$ (19,000)	-10%
Other SG&A	699,000	934,000	(235,000)	-25%
Total SG&A	$ 878,000	$1,132,000	$ (254,000)	-22%
...as a percentage of net revenues	19% 32%

Selling, general and administrative expenses decreased by 22% from the prior year.  Outside commission expense decreased by 10% from last year's level despite the 30% increase in Net Revenue.  This fluctuation was primarily due to a.) two Projects in an Asian country last year that included commissions significantly higher than average, and b.) seven Projects in two other Asian countries, in the current year, that had no outside commissions.  Other selling, general and administrative expenses decreased from last year to this for the same reasons as noted above for the six month period.

The above factors resulted in operating income of $160,000 for the three months ended November 30, 2010, down 43% from the $283,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten year term.  Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the ASC.  The Company recognized $30,000 and $20,000 of compensation cost for the six month periods ended November 30, 2010 and November 30, 2009.

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

A summary of changes in the stock options outstanding during the six month period ended November 30, 2010 is presented below:

                                                                                                                                                               Weighted-
                                                                                                                               Number of               Average
                                                                                                                                 Options             Exercise Price
                         Options outstanding and exercisable at May 31, 2010:           193,750                      $ 5.11
                                                                                          Options granted:             15,250                      $ 5.15
               Options outstanding and exercisable at November 30, 2010:           209,000                      $ 5.11

              Closing value per share on NASDAQ at November 30, 2010:                                              $ 4.60

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

Capital expenditures for the six months ended November 30, 2010 were $132,000 compared to $129,000 in the same period of the prior year.  As of November 30, 2010, the Company has no commitments for capital expenditures during the next twelve months.

Effective August 7, 2009, the Company replaced its bank credit facility with a $6,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5%, or the bank's prime rate less .25%.  There is an interest rate floor of 3.5%.  The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company's real property.  This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank's part to lend.  There is no balance outstanding as of November 30, 2010 or as of May 31, 2010.  The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress.  The Company is in compliance with restrictive covenants under the line of credit.  In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

                           Covenant                                   Minimum per Covenant          Current Actual   When Measured
            Minimum level working capital                         $3,000,000                         $11,159,000              Quarterly
            Minimum debt service coverage ratio                  1.5:1                                     n/a               Fiscal Year-end

All of the $6,000,000 unused portion of our line of credit is available without violating any of our debt covenants.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent years are as follows: 2011 - $3,000; 2012 - $5,000; and 2013 - $4,000.

Inventory and Maintenance Inventory

November 30, 2010	May 31, 2010	Increase / (Decrease)
Raw Materials	$ 590,000		$ 569,000		$ 21,000	4%
Work in process	4,842,000		5,247,000		(405,000)	-8%
Finished goods	737,000		658,000		79,000	12%
Inventory	6,169,000	88%	6,474,000	90%	(305,000)	-5%
Maintenance and other inventory	835,000	12%	719,000	10%	116,000	16%
Total	$7,004,000	100%	$7,193,000	100%	$ (189,000)	-3%
Inventory turnover	1.9		1.6
NOTE: Inventory turnover is annualized for the six month period ended November 30, 2010.

Inventory, at $6,169,000 as of November 30, 2010, is $305,000 or five percent lower than the prior year-end level of $6,474,000.  Of this, approximately 79% is work in process, 12% is finished goods, and 9% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  The maintenance inventory increased 16% since May 31, 2010.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $90,000 for each of the six month periods ended November 30, 2010 and November 30, 2009.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings ("CIEB"),
and Billings in Excess of Costs and Estimated Earnings ("BIEC")
	November 30, 2010	May 31, 2010	Increase /(Decrease)
Accounts receivable	$ 1,535,000	$ 5,033,000	$ (3,498,000)	- 69%
CIEB	2,307,000	1,051,000	1,256,000	120%
Less: BIEC	340,000	368,000	(28,000)	-8%
Net	$ 3,502,000	$ 5,716,000	$ (2,214,000)	-39%
Number of an average day's sales outstanding in accounts receivable	31	99

The Company combines the totals of accounts receivable, the current asset CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date.  As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $1,535,000 as of November 30, 2010 includes approximately $145,000 of amounts retained by customers on Projects.  It also includes $42,000 of an allowance for doubtful accounts ("Allowance").   The accounts receivable balance as of May 31, 2010 of $5,033,000 included an Allowance of $42,000.  The number of an average day's sales outstanding in accounts receivable ("DSO") decreased from 99 days at May 31, 2010 to 31 at November 30, 2010.  The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date.  The level of sales for an average day in the second quarter of the current year is only slightly lower than in the fourth quarter of the prior year.   The level of accounts receivable at the end of the current fiscal quarter is 69% lower than at the end of the prior year.  The combination of these two factors caused the DSO to decrease from last year end to this.  78% of the high level of accounts receivable at the end of last year was due from five customers and was collected subsequent to year-end.  The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $2,307,000 balance in this account at November 30, 2010 is 120% more than the prior year-end.  The Company expects to bill the entire amount during the next twelve months.  20% of the CIEB balance as of the end of the last fiscal quarter, August 31, 2010, was billed to those customers in the current fiscal quarter ended November 30, 2010.  The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	November 30, 2010	May 31, 2010
Costs	$ 2,894,000	$ 984,000
Estimated earnings	395,000	223,000
Less: Billings to customers	982,000	156,000
CIEB	$ 2,307,000	$ 1,051,000
Number of Projects in progress	13	7

As noted above, BIEC represents billings to customers in excess of revenues recognized.  The $340,000 balance in this account at November 30, 2010 is down slightly from the $368,000 balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	November 30, 2010	May 31, 2010
Billings to customers	$ 1,815,000	$ 1,085,000
Less: Costs	1,026,000	673,000
Less: Estimated earnings	449,000	44,000
BIEC	$ 340,000	$ 368,000
Number of Projects in progress	2	3

Summary of factors affecting the balances in CIEB and BIEC:

	November 30, 2010	May 31, 2010
Number of Projects in progress	15	10
Aggregate percent complete	50%	37%
Average total sales value of Projects in progress	$649,000	$507,000
Percentage of total value invoiced to customer	29%	24%

The Company's backlog of sales orders at November 30, 2010 is $13 million, as it was at the end of the prior year.  $5 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $965,000 as of November 30, 2010, is 12% less than the prior year-end.  There is no specific reason for this fluctuation other than the normal payment cycle of vendor invoices.  Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of November 30, 2010 are $254,000, down 33% from the $380,000 accrued at the prior year-end.  This decrease is primarily due to the collection of accounts receivables (see 69% decrease in accounts receivable balance discussed above) and subsequent payment of the related commissions.  The Company expects the current accrued amount to be paid during the next twelve months.  Other current liabilities decreased 39% from the prior year-end, to $951,000 primarily due to accrued employee compensation at the prior year-end that was paid in the current period.  Payments on these liabilities will take place as scheduled within the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2010 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

            (b)           Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information
ITEM 1

Legal Proceedings

As previously disclosed, in May 2010 the Company settled the lawsuit brought by the State of New York Workers' Compensation Board.  The lawsuit claimed that the Company and 264 other entities, which had participated in the Manufacturing Self-Insurance Trust (the "Trust"), were jointly and severally liable for an alleged deficit in the Trust's assets of approximately $29,000,000.  While many of the Trust members settled, others have not.  This resulted in the settling members being exposed to cross-claims by the non- settling members.  By Decision and Order filed October 1, 2010, the New York Supreme Court in Albany County granted the motions of various parties and dismissed all cross-claims asserted against the settling members, including cross-claims asserted by the non-settling members.  That Decision and Order is subject to appeal.

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors
Smaller reporting companies are not required to provide the information called for by this item.
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
(a) The Company sold no equity securities during the fiscal quarter ended November 30, 2010 that were not registered under the Securities Act.
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable
(c) Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2010 - September 30, 2010	-	-	-	.
October 1, 2010 - October 31, 2010	-	-	-	.
November 1, 2010 - November 30, 2010	1,700	$4.73	1,700	.
Total	1,700	$4.73	1,700	$492,000 (1)

(1) On November 5, 2010, the Board of Directors voted unanimously to enter into a share repurchase agreement through open market purchases. The initial amount allocable to the program is $500,000.  To date, a total of 1,700 shares have been purchased at an average price per share of $4.73.

(d)

Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000, as such term is defined in the credit documents.  On November 30, 2010, under such definition the Company's net working capital was significantly in excess of such limit.  Additional information regarding the Company's line of credit and restrictive covenants appears under the caption "Capital Resources, Lines of Credit and Long-Term Debt" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3	Defaults Upon Senior Securities
None
ITEM 4	(Removed and Reserved)
ITEM 5	Other Information
(a)	Information required to be disclosed in a Report on Form 8-K, but not reported None
(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors None
ITEM 6	Exhibits
20	News from Taylor Devices, Inc. Shareholder Letter, Winter 2010-2011.
31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of November 30, 2010, the related condensed consolidated statements of income for the three and six months ended November 30, 2010 and November 30, 2009 and cash flows for the six months ended November 30, 2010 and November 30, 2009.  These interim financial statements are the responsibility of the Company's management.

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
January 14, 2011

TAYLOR DEVICES, INC.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	January 14, 2011	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	January 14, 2011	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer