Form 10-K
period 2011-05-31
TAYLOR DEVICES INC
filed 2011-08-25
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                                                                                             [   ] Yes    [X]  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter on November 30, 2010 is $14,970,916.

The number of shares outstanding of each of the registrant's classes of common stock as of August 13, 2011: 3,229,454

TAYLOR DEVICES, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Proxy Statement	Part III, Items 10-14

FORM 10-K INDEX

PART IV			PAGE
	Item 15.	Exhibits and Financial Statement Schedules.	18
SIGNATURES			23

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

The Company's principal competitors for the manufacture of products in the aerospace and commercial aerospace industries field is Goodrich Landing Gear Division of Goodrich Corporation in Cleveland, Ohio, and Ft Worth, Texas.  While the Company is competitive with this company in the areas of pricing, warranty and product performance, due to limited financing and manufacturing facilities, the Company cannot compete in the area of volume production.

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

Dependence Upon Major Customers

The Company is not dependent on any one or a few major customers.  Sales to three customers approximated 37% (21%, 9% and 7%, respectively) of net sales for 2011.  The loss of any or all of these customers, unless the business is replaced by the Company, could result in an adverse effect on the results for the Company.

Patents, Trademarks and Licenses

The Company holds approximately 16 patents expiring at different times until the year 2032.

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales.  The Company has no inventory out on consignment and no consignment sales for the years ended May 31, 2011 and 2010.  No extended payment terms are offered.  During the year ended May 31, 2011, delivery time after receipt of orders averaged 12 to 14 weeks for the Company's standard products.  Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects using custom designed components of the Company.

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

Research and Development

The Company does not generally engage in major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the federal government.  The Company, however, engages in research testing of its products.  For the fiscal years ended May 31, 2011 and 2010, the Company expended $272,000 and $169,000, respectively, on manufacturing research.  For the years ended May 31, 2011 and 2010, defense sponsored research and development totaled $67,000 and $26,000, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2011, the Company had 90 employees, including three executive officers, and one part time employee.  The Company has good relations with its employees.

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

The Company leases a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet at $975 per month.  The warehouse is located approximately one-quarter mile from the above-referenced production facilities and office space.  The total rental expense incurred by the Company for this facility in fiscal 2011 was $11,700.  The Company also leases a separate facility for painting, packaging and shipping from an unrelated third party, consisting of approximately 12,600 square feet at $5,292 per month.  The facility is located in the Town of Tonawanda, New York, approximately four miles from the above-referenced production facilities and office space.  The total rental expense incurred by the Company for this facility in fiscal 2011 was $58,044.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Proposed Expansion

Several years ago the demand for the Company's large seismic dampers reached a level where the Company had reached the floor space capacity in its Tonawanda Island Facilities.  The Company added the lease facilities in the Town of Tonawanda as a short-term solution.

The past three years' sales volume combined with a product mix skewed heavily towards larger seismic damages has stretched all of the Company's current facilities to their limits.  The Company has a need for additional manufacturing space.  Management believes that the recent series of major earthquakes worldwide should result in increased sales of the Company's products to the world construction market in the ensuing years.

In 2010, the Company began a study considering additional buildings for the Tonawanda Island site.  This study determined that to maintain proper production flow through the buildings required many costly changes to the site.  The study concluded that it is not cost-effective to add additional floor space to the present site.  As a result, the Company is contemplating three possible nearby locations, each with enough building space to house all of its present machining operations.  The existing Tonawanda Island site would then have enough free floor space to assemble and test all products for the foreseeable future.  The new facilities would essentially become the Company's parts manufacturing center with the main facilities on Tonawanda Island continuing as the product assembly and testing center in addition to housing Corporate, Sales, Engineering and Accounting functions.  In the near term, an aggressive schedule contemplates having new capabilities come on-line beginning in the Spring of 2012.

On August 25, 2011, the date of filing of this report, the Company was in negotiations to purchase a specific site with existing buildings.

Item 3. Legal Proceedings.

There are no legal proceedings except for routine litigation incidental to the business.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

The Company's Common Stock trades on the NASDAQ Capital Market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") stock market under the symbol TAYD.  The high and low sales information noted below for the quarters of fiscal year 2011 and fiscal year 2010 were obtained from NASDAQ.

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	6.05	4.50	3.75	2.78
Second Quarter	5.28	4.55	5.50	3.30
Third Quarter	5.23	4.50	5.75	4.45
Fourth Quarter	6.60	4.80	6.85	5.00

Holders

As of August 13, 2011, the number of issued and outstanding shares of Common Stock was 3,229,454 and the approximate number of record holders of the Company's Common Stock was 778.  Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

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

Issuer Purchases of Equity Securities

During the year ended May 31, 2011, the Company repurchased 6,400 shares of its common stock for a total of $30,418, including brokerage fees, under a share repurchase agreement through open market purchases.  Purchase prices ranged from $4.55 to $4.75 per share.

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2011.

.	.	Equity Compensation Plan Information
Plan Category	.	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	.	Weighted-average exercise price of outstanding options, warrants and rights (b)	.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders		.		.		.
1998 Stock Option Plan 2001 Stock Option Plan 2005 Stock Option Plan 2008 Stock Option Plan		5,000 14,250 138,500 71,250		$5.75 $4.13 $5.09 $5.62		- - - 68,000
Equity compensation plans not approved by security holders
2004 Employee Stock Purchase Plan (1)		-		-		234,216
Total		229,000		.		302,216

(1)  The Company's 2004 Employee Stock Purchase Plan (the "Employee Plan") permits eligible employees to purchase shares of the Company's common stock at fair market value through payroll deductions and without brokers' fees.  Such purchases are without any contribution on the part of the Company.    As of May 31, 2011, 234,216 shares were available for issuance.

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

Accounts Receivable

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows.  Accounts receivable are stated at an amount management expects to collect from outstanding balances.  Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts after considering the age of each receivable and communications with the customers involved.  Balances that are collected, for which a credit to a valuation allowance had previously been recorded, result in a current-period reversal of the earlier transaction charging earnings and crediting a valuation allowance.   Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable in the current period.  The actual amount of accounts written off over the five year period ended May 31, 2011 equaled less than 0.1% of sales for that period.  The balance of the valuation allowance remained constant since May 31, 2009 at the current level of $42,000.  Management does not expect the valuation allowance to materially change in the next twelve months for the current accounts receivable balance.

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

The provision for potential inventory obsolescence was $180,000 for each of the years ended May 31, 2011 and 2010.

Revenue Recognition

Sales are recognized when units are delivered or services are performed.  Sales under fixed-price contracts are recorded as deliveries are made at the contract sales price of the units delivered.  Sales under certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries, are accounted for under the percentage-of-completion method of accounting whereby revenues are recognized based on estimates of completion prepared on a ratio of cost to total estimated cost basis.  Costs include all material and direct and indirect charges related to specific contracts.  Other expenses are charged to operations as incurred.  Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process.  Adjustments to cost and profit estimates are made periodically due to changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements.  These changes may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Any losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the revenue and profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion.  Historically, actual results have not varied materially from the Company's estimates.  In the fiscal year ended May 31, 2011, 61% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 39% of revenue was recorded as deliveries were made to our customers.  In the fiscal year ended May 31, 2010, 56% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 44% of revenue was recorded as deliveries were made to our customers.

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

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible.  The Company provides a valuation allowance to the extent that deferred tax assets may not be realized.  A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable.  The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance.  In future years the Company will need to generate approximately $2.4 million of taxable income in order to realize our deferred tax assets recorded as of May 31, 2011 of $819,000.  This deferred tax asset balance is only 2% ($16,000) lower than at the end of the prior year.  The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced.  If actual results differ from estimated results or if the Company adjusts these assumptions, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate.  Historically, actual results have not varied materially from the Company's estimates.

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.

The Company and its subsidiary file consolidated Federal and State income tax returns.  As of May 31, 2011, the Company had State investment tax credit carryforwards of approximately $156,000 expiring through May 2017.

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the years ended May 31, 2011 and 2010
Increase /
(Decrease)
Sales, net	$ 3,031,000
Cost of goods sold	$ 3,543,000
Selling, general and administrative expenses	$ (231,000)
Other income / (expense)	$ 216,000
Provision for income taxes	$ 105,000
Net income	$ (170,000)

For the year ended May 31, 2011  (All figures being discussed are for the year ended May 31, 2011 as compared to the year ended May 31, 2010.)

	Year ended		Change
	May 31, 2011	May 31, 2010	Increase / (Decrease)	Percent Change
Net Revenue	$20,906,000	$17,875,000	$ 3,031,000	17%
Cost of sales	15,347,000	11,804,000	3,543,000	30%
Gross profit	$ 5,559,000	$ 6,071,000	$ (512,000)	-8%
...as a percentage of net revenues	27%	34%

The Company's consolidated results of operations showed a 17% increase in net revenues and a decrease in net income of 11%. Gross profit decreased by 8%.  Revenues recorded in the current period for long-term construction projects increased by 26% from the level recorded in the prior year.  This increase is primarily due to more projects in process in the current year (46 in fiscal 2011; 34 in fiscal 2010).  Of the 46 projects in process during this year, 28 were still in process at 5/31/11 compared with the prior year when 10 of the 34 projects worked on were still in process at 5/31/10.   The average value of these projects in-process at the end of the two fiscal years remained constant at slightly more than $500,000 but the projects in the current year are 67% complete in the aggregate as compared with 37% for those in process at 5/31/10.  Revenues recorded for all other product sales increased by 5% from last year.  The gross profit as a percentage of net revenues for the current and prior year periods was 27% and 34%, respectively.   This fluctuation is attributable primarily to a.) three large export Projects in the prior year period had higher than average margins, b.) three large Projects in the prior year with aerospace / defense customers that had higher margins than average Projects for construction customers, and c.) in the current period, there were more Projects sold directly to representatives in two different Asian countries, without commissions to intermediaries, which resulted in lower sales, gross margins and commission expense.

The mix of customers buying our products changed from last year.  Sales of the Company's products are made to three general groups of customers: industrial, construction and aerospace / defense.  A 22% decrease in sales to aerospace / defense customers from last year's record high level was more than offset by a 75% increase in sales to customers who were seeking seismic / wind protection for either building new buildings and bridges or retrofitting existing buildings and bridges.  A breakdown of sales to these three general groups of customers is as follows:

	2011	2010
Industrial	8%	10%
Construction	57%	38%
Aerospace / Defense	35%	52%

At May 31, 2010, we had 98 open sales orders in our backlog with a total sales value of $13.0 million.  At May 31, 2011, we had slightly more open sales orders in our backlog (117orders) and the total sales value is $15.0 million.  $4.6 million of the current backlog is on projects already in progress.  $3.2 million of the $13.0 million sales order backlog at May 31, 2010 was in progress at that date.  38% of the sales value in the backlog is for aerospace / defense customers compared to 42% at the end of fiscal 2010.  As a percentage of the total sales order backlog, orders from customers in construction accounted for 60% at May 31, 2011 and 56% at May 31, 2010.

The Company's backlog,revenues , commission expense, gross margins, gross profits,and net income fluctuate from period to period.  The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for fiscal years ended May 31, 2011 and 2010 is as follows:

	2011	2010
North America	55%	67%
Asia	35%	25%
Other	10%	8%

Selling, General and Administrative Expenses
Year ended	Change
	May 31, 2011	May 31, 2010	Increase / (Decrease)	Percent Change
Outside Commissions	$ 763,000	$ 757,000	$ 6,000	1%
Other SG&A	3,313,000	3,550,000	(237,000)	-7%
Total SG&A	$4,076,000	$4,307,000	$ (231,000)	-5%
...as a percentage of net revenues	19%	24%

Selling, general and administrative expenses decreased by 5% from the prior year.  Outside commission expense increased slightly from last year's level.  Other selling, general and administrative expenses decreased by 7% from last year.  This decrease is primarily attributable to a decrease in employee compensation expense related to the previousyear's higher net income compared to the current year as well as the previous year's increased professional feesrelated to a study completed to support federal research tax credits.

The above factors resulted in operating income of $1,482,000 for the year ended May 31, 2011, down 16% from the $1,764,000 in the prior year.

Net interest income of $10,000 in the current year is compared to net interest expense last year of $16,000.  Cash flow from the Company's operations during the prior year provided sufficient funds to eliminate all of the long-term bank debt and short-term borrowings as of the end of May 31, 2010.  The average level of use of the Company's operating line of credit reduced from $0.3 million last year to no usage this year.  Available funds are deposited into short-term interest bearing bank accounts.  The line of credit is used primarily to fund the production of larger projects that do not allow for advance payments or progress payments.

The Company's effective tax rate (ETR) is calculated based upon current assumptions relating to the year's operating results and various tax related items.  The ETR for the fiscal year ended May 31, 2011 is 17.1%, significantly more than the ETR for the prior year of 10.6%.  A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2011	2011
Computed tax provision at the expected statutory rate	$ 581,300	$ 603,500
State income tax - net of Federal tax benefit	400	300
Tax effect of permanent differences:
Research tax credits	(300,800)	(431,000)
Other permanent differences	5,400	7,400
Other	6,900	8,000
	$ 293,200	$ 188,200

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten year term.  Options not exercised by the end of the term expire.

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award.  The Company recognized $80,000 and $86,000 of compensation cost for the years ended May 31, 2011 and 2010.

The fair value of each stock option grant has been determined using the Black-Scholes model.  The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants.  The Company used a weighted average expected term.  Expected volatility assumptions utilized in the model were based on volatility of the Company's stock price for the thirty month period immediately preceding the granting of the options.  The Company issued stock options in August 2010 and April 2011.  The risk-free interest rate is derived from the U.S. treasury yield.

The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

                                                                                                                                                 August 2010        April 2011
                                                                                                 Risk-free interest rate:               2.75%                 2.75%
                                                                                       Expected life of the options:            2.5 years            2.5 years
                                                                                  Expected share price volatility:                60%                    54%
                                                                                                    Expected dividends:                zero                     zero

  These assumptions resulted in estimated fair-market value per stock option:                $2.00                   $2.00

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the year ended May 31, 2011 is presented below:

                                                                                                                                                               Weighted-
                                                                                                                               Number of               Average
                                                                                                                                 Options             Exercise Price
                         Options outstanding and exercisable at May 31, 2010:           193,750                      $ 5.11
                                                                                          Options granted:             40,250                      $ 5.48
                                                                             Less: Options exercised:               5,000                      $ 3.25
                         Options outstanding and exercisable at May 31, 2011:           229,000                      $ 5.21

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

Capital expenditures for the year ended May 31, 2011 were $386,000 compared to $252,000 in the prior year.  The Company has a commitment to make a capital expenditure of $117,000 as of May 31, 2011.

In August 2009, the Company replaced its previous bank credit facility with a $6,000,000 demand line of credit from a different bank, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5% or the bank's prime rate less ..25%.  There is an interest rate floor of 3.5%.  The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company's real property.  This line of credit is subject to the usual terms and conditions applied by the bank and is subject to renewal annually.  In conjunction with this line of credit, the Company agreed to the following covenants:

  Maintain a minimum working capital position of $3 million at all times;
  Actual working capital at May 31, 2011 was $12.3 million.

  Maintain a minimum debt service coverage ratio of 1.5:1.

  Actual ratio at May 31, 2011 was 344:1.

The line of credit was unused as of May 31, 2011, as well as of May 31, 2010.  The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress.

The bank is not committed to make loans under this line of credit and no commitment fee is charged.

The Company believes that cash on hand should be sufficient to fund its proposed expansion plans described in Item 2 of this Report.

Inventory and Maintenance Inventory
	May 31, 2011		May 31, 2010		Increase / (Decrease)
Raw Materials	$ 666,000		$ 569,000		$ 97,000	17%
Work in process	4,083,000		5,247,000		(1,164,000)	-22%
Finished goods	603,000		658,000		(55,000)	-8%
Inventory	5,352,000	86%	6,474,000	90%	(1,122,000)	-17%
Maintenance and other inventory	846,000	14%	719,000	10%	127,000	18%
Total	$ 6,198,000	100%	$ 7,193,000	100%	$ (995,000)	-14%
Inventory turnover	2.3		1.6

Inventory, at $5,352,000 as of May 31, 2011, is 17% lower than the prior year-end.  Of this, approximately 76% is work in process, 11% is finished goods, and 13% is raw materials.  While the level of inventory will fluctuate from time to time due to the stage of completion of the non-project sales orders in progress at the time, we do not expect that the inventory level will increase or decrease significantly from current levels for a sustained period of time.

The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.  There was an insignificant amount of slow-moving inventory used during the year ended May 31, 2011.  The Company disposed of approximately $256,000 and $28,000 of obsolete inventory during the years ended May 31, 2011 and 2010, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings ("CIEB"),
and Billings in Excess of Costs and Estimated Earnings ("BIEC")
	May 31, 2011	May 31, 2010	Increase / (Decrease)
Accounts receivable	$ 2,137,000	$ 5,033,000	$(2,896,000)	-58%
CIEB	4,190,000	1,051,000	3,139,000	299%
Less: BIEC	153,000	368,000	(215,000)	-58%
Net	$ 6,174,000	$ 5,716,000	$ 458,000	8%

Number of an average day's sales outstanding in accounts receivable (DSO)	27	99

The Company combines the totals of accounts receivable, the asset CIEB, and the liability BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date.  As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $2,137,000 as of May 31, 2011 includes approximately $292,000 of amounts retained by customers on long-term construction projects.  The Company expects to collect all of these amounts, including the retainage, during the next twelve months.  The number of an average day's sales outstanding in accounts receivable (DSO) decreased from 99 days at May 31, 2010 to 27 days at May 31, 2011.  The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date.  The level of sales for an average day in the fourth quarter of the current year is 55% higher than in the fourth quarter of the prior year.  This is consistent with the overall increase in revenue for the quarter from $4,590,000 last year to $7,125,000 this year.  The level of accounts receivable at the end of the current year is 58% lower than at the end of the prior year.  The combination of these two factors caused the DSO to decrease from last year end to this.

As noted above CIEB represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $4,190,000 balance in this account at May 31, 2011 is a 299% increase from the prior year-end.  This increase from last year-end is a reflection of 1.) the increase in the number of projects in progress at the two balance sheet dates (25 at May 31, 2011  compared to 7 at May 31, 2010) and 2.) in the aggregate, the projects in progress at May 31, 2011 are 67% complete at that date while the projects in progress at May 31, 2010 were 37% complete at that date.  The average total sales value of long-term construction projects in process at the end of this year is very similar to the comparable figure at the end of last year.  Generally, if progress billings are permitted under the terms of a project sales agreement, then the more complete the project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.  40% of the CIEB balance as of the end of the last fiscal quarter, February 28, 2011, was billed to those customers in the current fiscal quarter ended May 31, 2011.  The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

As of May 31, 2011, there are sales orders for eleven projects that are not yet in progress.  These projects average $446,000 each in value upon completion.  This compares to six such projects as of the prior year end with an average value of $428,000.

The year-end balances in the CIEB account are comprised of the following components:

	May 31, 2011	May 31, 2010
Costs	$ 5,818,000	$ 984,000
Estimated earnings	1,388,000	223,000
Less: Billings to customers	3,016,000	156,000
CIEB	$ 4,190,000	$ 1,051,000
Number of projects in progress	25	7

As noted above, BIEC represents billings to customers in excess of revenues recognized.  The $153,000 balance in this account at May 31, 2011 is in comparison to a $368,000 balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	May 31, 2011	May 31, 2010
Billings to customers	$ 2,592,000	$ 1,085,000
Less: Costs	1,645,000	673,000
Less: Estimated earnings	794,000	44,000
BIEC	$ 153,000	$ 368,000
Number of projects in progress	3	3

Summary of factors affecting the year-end balances in the asset CIEB, and the liability BIEC:

	2011	2010
Number of projects in progress at year-end	28	10
Aggregate percent complete at year-end	67%	37%
Average total value of projects in progress at year-end	$510,000	$507,000
Percentage of total value invoiced to customer	39%	24%

The Company's backlog of sales orders at May 31, 2011 is $15 million, up 15% from the backlog at the end of the prior year of $13 million.  $4.6 million of the current backlog is on projects already in progress.

Accounts payable, at $1,292,000 as of May 31, 2011, is $196,000 more than the prior year-end.  There is no specific reason for this fluctuation other than the normal payment cycle of vendor invoices.

Commission expense on applicable sales orders is recognized at the time revenue is recognized.  The commission is paid following receipt of payment from the customers.  Accrued commissions as of May 31, 2011 are $433,000.  This is 14% more than the $380,000 accrued at the prior year-end.  Commission expense related to long-term construction projects is recorded at the same time as revenue on the projects is recorded. This liability will not decrease until progress billings on the projects have been issued by the Company and are paid by our customers.  Considering that the net change in the balances of accounts receivable and CIEB is an increase of $242,000 or 4% over the prior year end, it would be reasonable to expect that the balance in the accrued commissions would likewise be higher than the prior year.  The Company expects the current accrued amount to be paid during the next twelve months.

Other current liabilities of $1,329,000 decreased only 14% from the prior year of $1,549,000.  This decrease is primarily due to a decrease in the accrued compensation to employees for services.

Management believes that the Company's cash on hand, cash flows from operations and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases (if any) for the next twelve months.

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

                The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of May 31, 2011 and have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)           Management's report on internal control over financial reporting.

                The Company's management, with the participation of the Company's principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.  Based on this assessment management has concluded that, as of May 31, 2011, the Company's internal control over financial reporting is effective based on those criteria.

(c)           Changes in internal control over financial reporting.

                There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on November 11, 2011, which information is hereby incorporated by reference into this Annual Report.  The proxy materials, including the Proxy Statement and form of proxy, will be filed within 120 days after the Company's fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets May 31, 2011 and 2010
(iii)	Consolidated Statements of Income for the years ended May 31, 2011 and 2010
(iv)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2011 and 2010
(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2011 and 2010
(vi)	Notes to Consolidated Financial Statements May 31, 2011 and 2010
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
(xv)

Management Bonus Policy dated as of March 4, 2011 between the Registrant and executive officers, incorporated by reference to Exhibit 10(i) to Quarterly Report on Form 10-Q for the period ending February 28, 2010.

(11)	Statement regarding computation of per share earnings
	REG. 228.601(A)(11) Statement regarding computation of per share earnings
	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2011
		Weighted average common stock outstanding		3,229,491
		Common shares issuable under stock option plans using treasury stock method		6,051
		Weighted average common stock outstanding assuming dilution		3,235,542
		Net income fiscal year ended May 31, 2011	(1)	$ 1,416,509
		Weighted average common stock	(2)	3,229,491
		Basic income per common share (1) divided by (2)		$ .44
		Net income fiscal year ended May 31, 2011	(3)	$ 1,416,509
		Weighted average common stock outstanding assuming dilution	(4)	3,235,542
		Diluted income per common share (3) divided by (4)		$ .44
	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2010
		Weighted average common stock outstanding		3,224,923
		Common shares issuable under stock option plans using treasury stock method		1,969
		Weighted average common stock outstanding assuming dilution		3,226,892
		Net income fiscal year ended May 31, 2010	(1)	$ 1,586,957
		Weighted average common stock	(2)	3,224,923
		Basic income per common share (1) divided by (2)		$ .49
		Net income fiscal year ended May 31, 2010	(3)	$ 1,586,955
		Weighted average common stock outstanding assuming dilution	(4)	3,226,892
		Diluted income per common share (3) divided by (4)		$ .49
(13)	The Annual Report to Security Holders for the fiscal year ended May 31, 2011, attached to this Annual Report on Form 10-K.
(14)	Code of Ethics, incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the period ending May 31, 2004.
(20)	Other documents or statements to security holders
	(i)	News from Taylor Devices, Inc. Shareholder Letter, Summer 2011.
(21)	Subsidiaries of the registrant
	Tayco Realty Corporation is a New York corporation organized on September 8, 1977, owned by the Company.
(23)	The Consent of Independent Registered Public Accounting Firm precedes the Consolidated Financial Statements.
(31)	Officer Certifications
	(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
(32)	Officer Certifications
	(i)	Section 1350 Certification of Chief Executive Officer.
	(ii)	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Douglas P. Taylor	Date:	August 5, 2011
Douglas P. Taylor
President and Director
(Principal Executive Officer)

                                and

By:	/s/Mark V. McDonough	Date:	August 5, 2011
Mark V. McDonough
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Reginald B. Newman II	By:	/s/Richard G. Hill
	Reginald B. Newman II, Director		Richard G. Hill, Director
	August 5, 2011		August 5, 2011

By:	/s/John Burgess	By:	/s/Randall L. Clark
	John Burgess, Director		Randall L. Clark, Director
	August 5, 2011		August 5, 2011

[Lumsden & McCormick, LLP Letterhead]

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of
Taylor Devices, Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K (Commission File Number 0-3498) of Taylor Devices Inc. of our report dated August 5, 2011 and any reference thereto in the Annual Report to Shareholders for the fiscal year ended May 31, 2011.

We also consent to such incorporation by reference in Registration Statement Nos. 333-69705, 333-75662, 333-114085, 333-133340 and 333-155284 of Taylor Devices, Inc. on Form S-8 of our report dated August 5, 2011.

/s/Lumsden & McCormick, LLP
Lumsden & McCormick, LLP
Buffalo, New York
August 5, 2011

TAYLOR DEVICES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

[Lumsden & McCormick, LLP Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary as of May 31, 2011 and 2010 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Lumsden & McCormick, LLP
Lumsden & McCormick, LLP
Buffalo, New York
August 5, 2011

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2011	2010

Assets
Current assets:
Cash and cash equivalents	$ 2,193,534	$ 197,587
Accounts receivable, net (Note 2)	2,136,848	5,033,395
Inventory (Note 3)	5,352,424	6,474,148
Prepaid expenses	539,900	284,129
Prepaid income taxes	239,030	366,486
Costs and estimated earnings in excess of billings (Note 4)	4,189,799	1,051,354
Deferred income taxes (Note 10)	818,900	834,400
Total current assets	15,470,435	14,241,499

Maintenance and other inventory, net (Note 5)	846,177	718,749
Property and equipment, net (Note 6)	3,413,446	3,497,800
Cash value of life insurance, net	147,970	142,355
	$ 19,878,028	$ 18,600,403
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt (Note 8)	$ 5,485	$ 5,485
Accounts payable	1,292,095	1,096,289
Accrued commissions	433,355	380,448
Other current expenses	1,329,341	1,548,655
Billings in excess of costs and estimated earnings (Note 4)	152,505	367,764
Total current liabilities	3,212,781	3,398,641

Long-term debt (Note 8)	3,657	9,141
Deferred income taxes (Note 10)	278,485	304,485

Stockholders' Equity:
Common stock, $.025 par value, authorized 8,000,000 shares,
issued 3,732,842 and 3,725,516 shares	93,321	93,137
Paid-in capital	6,627,463	6,518,769
Retained earnings	11,924,023	10,507,514
	18,644,807	17,119,420
Treasury stock -- 501,643 and 495,243 shares at cost	(2,261,702)	(2,231,284)
Total stockholders' equity	16,383,105	14,888,136
	$ 19,878,028	$ 18,600,403

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2011	2010

Sales, net (Note 9)	$ 20,906,306	$ 17,875,371

Cost of goods sold	15,347,519	11,804,465

Gross profit	5,558,787	6,070,906

Selling, general and administrative expenses	4,076,296	4,307,253

Operating income	1,482,491	1,763,653

Other income (expense):
Interest, net	9,784	(15,698)
Miscellaneous	217,434	27,202
Total other income (expense)	227,218	11,504

Income before provision for income taxes	1,709,709	1,775,157

Provision for income taxes (Note 10)	293,200	188,200

Net income	$ 1,416,509	$ 1,586,957

Basic and diluted earnings per common share (Note 11)	$ 0.44	$ 0.49

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

For the years ended May 31, 2011 and 2010
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2009	$ 92,913	$ 6,401,584	$ 8,920,557	$ (2,231,221)

Net income for the year ended May 31, 2010	-	-	1,586,957	-

Common stock issued for employee stock
purchase plan (Note 13)	81	14,062	-	-

Common stock issued for employee stock
option plan (Note 14)	143	16,864	-	-

Odd-lot buy-back of Treasury shares	-	-	-	(63)

Stock options issued for services	-	86,259	-	-

Balance, May 31, 2010	93,137	6,518,769	10,507,514	(2,231,284)

Net income for the year ended May 31, 2011	-	-	1,416,509

Common stock issued for employee stock
purchase plan (Note 13)	59	12,145	-	-

Common stock issued for employee stock
option plan (Note 14)	125	16,125	-	-

Odd-lot buy-back of Treasury shares	-	-	-	(30,418)

Stock options issued for services	-	80,424	-	-

Balance, May 31, 2011	$ 93,321	$ 6,627,463	$ 11,924,023	$ (2,261,702)

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended May 31,	2011	2010

Operating activities:
Net income	$ 1,416,509	$ 1,586,957
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	470,755	442,263
Gain of sale of equipment	-	(100)
Stock options issued for services	80,424	86,259
Provision for inventory obsolescence	108,169	180,000
Deferred income taxes	(10,500)	44,800
Changes in other current assets and liabilities:
Accounts receivable	2,896,547	(2,342,363)
Inventory	886,127	157,461
Prepaid expenses	(255,771)	178,847
Prepaid income taxes	127,456	(366,486)
Costs and estimated earnings in excess of billings	(3,138,445)	905,795
Accounts payable	195,806	209,326
Accrued commissions	52,907	(217,839)
Other current expenses	(219,314)	537,839
Billings in excess of costs and estimated earnings	(215,259)	241,747
Accrued income taxes	-	(135,815)
Net operating activities	2,395,411	1,508,691

Investing activities:
Net cash paid to trustee	-	37,931
Proceeds from sale of property and equipment	-	100
Acquisition of property and equipment	(386,401)	(252,426)
Increase in cash value of life insurance	(5,615)	(5,608)
Net investing activities	(392,016)	(220,003)

Financing activities:
Net short-term borrowings	-	(1,017,000)
Payments on long-term debt	(5,484)	(150,485)
Proceeds from issuance of common stock	28,454	31,150
Acquisition of treasury stock	(30,418)	(63)
Net financing activities	(7,448)	(1,136,398)

Net change in cash and cash equivalents	1,995,947	152,290

Cash and cash equivalents - beginning	197,587	45,297

. Cash and cash equivalents - ending	$ 2,193,534	$ 197,587

See notes to consolidated financial statements.

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

40% of the Company's 2011 revenue was generated from sales to customers in the United States and 35% was from sales to customers in Asia.  Remaining sales were to customers in other countries in North America, Europe and South America.

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

Revenue Recognition:

Sales are recognized when units are delivered or services are performed.  Sales under fixed-price contracts are recorded as deliveries are made at the contract sales price of the units delivered.  Sales under certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries, are accounted for under the percentage-of-completion method of accounting whereby revenues are recognized based on estimates of completion prepared on a ratio of cost to total estimated cost basis.  Costs include all material and direct and indirect charges related to specific contracts.  Other expenses are charged to operations as incurred.  Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process.  Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the revenue and profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion.  In the fiscal year ended May 31, 2011, 61% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 39% of revenue was recorded as deliveries were made to our customers.  In the fiscal year ended May 31, 2010, 56% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 44% of revenue was recorded as deliveries were made to our customers.

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

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.  The Company did not have any accrued interest or penalties included in its consolidated balance sheet at May 31, 2011 or 2010.  The Company recorded no interest expense or penalties in its consolidated statements of income during the years ended May 31, 2011 and 2010.

The Company's tax returns for the fiscal tax year ended May 31, 2011, will be subject to examination by federal and state tax authorities. During 2011, the Company's tax returns for the years ended May 31, 2007 through 2010 were examined by Federal taxing authorities.  The examinations resulted in no changes to the originally filed returns.  Accordingly, no further examination of those tax returns is permitted.  Additionally, the Company believes it is no longer subject to examination by state taxing authorities for fiscal years prior to May 31, 2008.

Sales Taxes:

Certain jurisdictions impose a sales tax on Company sales to nonexempt customers.  The Company collects these taxes from customers and remits the entire amount as required by the applicable law.  The Company excludes from revenues and expenses the tax collected and remitted.

Foreign Currency Translation:

The Company accounts for its foreign currency translation in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 830, Foreign Currency Matters.  The aggregate transaction gain included in Miscellaneous Income for the year ended May 31, 2011 was $175,657.

Stock-Based Compensation:

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The stock-based compensation expense for the years ended May 31, 2011 and 2010 was $80,424 and $86,259.

New Accounting Standards:

Effective September 1, 2009, the Company adopted the FASB ASC regarding Generally Accepted Accounting Principles ("GAAP").  The guidance establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants.  All guidance contained in the FASB ASC carries an equal level of authority.  The FASB ASC supersedes all existing non-SEC accounting and reporting standards.

The FASB now issues new standards in the form of Accounting Standards Updates ("ASUs").  The FASB does not consider ASUs as authoritative in their own right.  ASUs serve only to update the FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes in the FASB ASC.  References made to FASB guidance have been updated for the FASB ASC throughout this document.

In May 2011, the FASB issued an amendment to ASU Topic 820, Fair Value Measurement.  This amendment improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  Implementation of the amendment is required during interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of this standard in 2012 to have a significant effect on our results.

Other recently issued ASC guidance has either been implemented or are not significant to the Company.

2.  Accounts Receivable:

	2011	2010
Customers	$ 1,885,451	$ 4,800,219
Customers - retention	291,921	273,700
Other	1,500	1,500
	2,178,872	5,075,419
Less allowance for doubtful
accounts	42,024	42,024
.	$ 2,136,848	$ 5,033,395

3.  Inventory:

	2011	2010
Raw materials	$ 665,770	$ 569,026
Work-in-process	4,083,316	5,347,088
Finished goods	703,338	658,034
	5,452,424	6,574,148
Less allowance for obsolescence	100,000	100,000
.	$ 5,352,424	$ 6,474,148

4.  Costs and Estimated Earnings on Uncompleted Contracts:

	2011	2010
Costs incurred on uncompleted	.	.
contracts	$ 7,462,597	$ 1,656,829
Estimated earnings	2,182,403	267,171
	9,645,000	1,924,000
Less billings to date	5,607,706	1,240,410
	$ 4,037,294	$ 683,590

Amounts are included in the accompanying balance sheets under the following captions:

	2011	2010
Costs and estimated earnings in
excess of billings	$ 4,189,799	$ 1,051,354
Billings in excess of costs and
estimated earnings	152,505	367,764
.	$ 4,037,294	$ 683,590

5.  Maintenance and Other Inventory:

	2011	2010
Maintenance and other inventory	$ 2,080,740	$ 2,029,325
Less allowance for obsolescence	1,234,563	1,310,576
	$ 846,177	$ 718,749

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

The provision for potential inventory obsolescence was $180,000 for each of the years ended May 31, 2011 and 2010.

6.  Property and Equipment:

	2011	2010
Land	$ 141,483	$ 141,483
Buildings and improvements	4,116,576	4,081,103
Machinery and equipment	5,313,532	5,085,341
Office furniture and equipment	885,757	787,359
Autos and trucks	72,702	72,702
	10,530,050	10,167,988
Less accumulated depreciation	7,116,604	6,670,188
	$ 3,413,446	$ 3,497,800

Depreciation expense was $470,755 and $442,263 for the years ended May 31, 2011 and 2010.

7.  Short-Term Borrowings:

The Company has a credit facility with a $6,000,000 demand line of credit from a bank, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5% or the bank's prime rate less .25%.  There is an interest rate floor of 3.5%.  The line is secured by accounts receivable, equipment, inventory, general intangibles, and a negative pledge of the Company's real property.  This line of credit is subject to the usual terms and conditions applied by the bank and is subject to renewal annually.

There is no amount outstanding under the line of credit at May 31, 2011 and May 31, 2010.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis.  Outstanding checks under this arrangement totaled $354,367 and $259,503 as of May 31, 2011 and 2010.  These amounts are included in accounts payable.

8.  Long-Term Debt:

	2011	2010
Total	$ 9,142	$ 14,626
Less current portion	5,485	5,485
	$ 3,657	$ 9,141

The aggregate maturities of long-term debt subsequent to May 31, 2011 are:

2012	$ 5,485
2013	3,657
.	$ 9,142

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

	2011	2010
Construction	$11,944,750	$ 6,831,139
Aerospace / Defense	7,231,393	9,293,266
Industrial	1,730,163	1,750,966
	$20,906,306	$17,875,371

Sales to three customers approximated 37% (21%, 9% and 7%, respectively) of net sales for 2011. Sales to three customers approximated 34% (16%, 10% and 8%, respectively) of net sales for 2010.

10.  Income Taxes:

,	2011	2010
Current tax provision (benefit):
Federal	$ 303,600	$ 152,400
State	600	(9,000)
	304,200	143,400
Deferred tax provision (benefit):
Federal	(10,300)	35,700
State	(700)	9,100
	(11,000)	44,800
	$ 293,200	$ 188,200

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2011	2010
Computed tax provision
at the expected statutory rate	$ 581,300	$ 603,500
State income tax - net of Federal
tax benefit	400	300
Tax effect of permanent differences:
Research tax credits	(300,800)	(431,000)
Other permanent differences	5,400	7,400
Other	6,900	8,000
	$ 293,200	$ 188,200

Effective income tax rate                               17.1%            10.6%

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2011	2010
Deferred tax assets:
Allowance for doubtful receivables	$ 14,400	$ 14,400
Tax inventory adjustment	61,900	83,500
Allowance for obsolete inventory	449,000	481,000
Accrued vacation	53,700	52,200
Accrued commissions	15,500	14,800
Warranty reserve	80,900	72,500
Stock options issued for services	143,500	116,000
	818,900	834,400
Deferred tax liabilities:
Excess tax depreciation	(278,485)	(304,485)
Net deferred tax assets	$ 540,415	$ 529,915

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible.  The Company provides a valuation allowance to the extent that deferred tax assets may not be realized.  A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable.  The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance.  The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced.  The Company will need to generate approximately $2.4 million in taxable income in future years in order to realize the deferred tax assets recorded as of May 31, 2011 of $818,900.

The Company and its subsidiary file consolidated Federal and State income tax returns.  As of May 31, 2011, the Company had State investment tax credit carryforwards of approximately $156,000 expiring through May 2017.

11.  Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period.  Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2011	2010
Average common shares
outstanding	3,229,491	3,224,923
Common shares issuable under
stock option plans	6,051	1,969
Average common shares
outstanding assuming dilution	3,235,542	3,226,892

12.  Related Party Transactions:

The Company had no related party transactions.

13.  Employee Stock Purchase Plan:

In March 2004, the Company reserved 295,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan.  Participation in the employee stock purchase plan is voluntary for all eligible employees of the Company.  Purchase of common shares can be made by employee contributions through payroll deductions.  At the end of each calendar quarter, the employee contributions will be applied to the purchase of common shares using a share value equal to the mean between the closing bid and ask prices of the stock on that date.  These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan.  During the years ended May 31, 2011 and 2010, 2,326 ($4.995 to $5.805 price per share) and 3,264 ($3.20 to $5.80 price per share) common shares, respectively, were issued to employees. As of May 31, 2011, 234,216 shares were reserved for further issue.

14.  Stock Option Plans:

In 2008, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options.  The incentive stock options qualify for preferential treatment under the Internal Revenue Code.  Under this plan, 140,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 72,000 shares have been granted as of May 31, 2011. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.

Using the Black-Scholes option pricing model, the weighted average estimated fair value of each option granted under the plan was $2.00 during 2011 and $2.17 during 2010.  The pricing model uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of the Company's stock.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding.  The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation model.  The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	2011	2010
Risk-free interest rate	2.75%	4.2%
Expected life in years	2.5	2.5
Expected volatility	56%	60%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding - May 31, 2009	160,000	$ 4.98	$ 8,860
Options granted	39,500	$ 5.31
Less: options exercised	5,750	$ 2.96
Outstanding - May 31, 2010	193,750	$ 5.11	$ 191,125
Options granted	40,250	$ 5.48
Less: options exercised	5,000	$ 3.25
Outstanding - May 31, 2011	229,000	$ 5.21	$ 173,570

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of the balance sheet dates.  The aggregate intrinsic value of outstanding options as of the end of each fiscal year is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the money at that date (142,500 at May 31, 2011 and 127,250 at May 31, 2010.)  The Company's closing stock price was $5.87 and $6.03 as of May 31, 2011 and 2010.  As of May 31, 2011, there are 68,000 options available for future grants under the 2008 stock option plan.  $16,250 and $17,020 was received from the exercise of share options during the fiscal years ended May 31, 2011 and 2010, respectively.

The following table summarizes information about stock options outstanding at May 31, 2011:

Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	30,000	7.2	$2.84
$3.01-$4.00	17,250	7.4	$3.41
$4.01-$5.00	-	-	-
$5.01-$6.00	115,250	7.0	$5.52
$6.01-$7.00	66,500	7.2	$6.21
$2.00-$7.00	229,000	7.1	$5.21

The following table summarizes information about stock options outstanding at May 31, 2010:

Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	30,000	8.2	$2.84
$3.01-$4.00	22,250	6.7	$3.38
$4.01-$5.00	-	-	-
$5.01-$6.00	75,000	6.6	$5.55
$6.01-$7.00	66,500	8.2	$6.12
$2.00-$7.00	193,750	7.4	$5.11

15.  Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series.  The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

16.  Treasury Stock:

During the year ended May 31, 2011, the Company repurchased 6,400 shares of its common stock for a total of $30,418, including brokerage fees, under a share repurchase agreement through open market purchases.  Purchase prices ranged from $4.55 to $4.75 per share.

During the year ended May 31, 2010, the Company purchased 21 shares of its common stock for a total of $63 ($3.00 per share) under an agreement to purchase for cash all shares of common stock from holders of fewer than 100 shares.

17.  Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code.  The Company matches a percentage of employee voluntary salary deferrals subject to limitations.  The Company may also make discretionary contributions as determined annually by the Company's Board of Directors.  The amount expensed under the plan was $55,003 and $50,306 for the years ended May 31, 2011 and 2010.

18.  Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents,  accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate fair value because of the short maturity of these instruments.

The carrying amount of long-term debt approximates fair value because the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities.

19.  Cash Flows Information:

.	2011	2010

Interest paid	$ 600	$ 19,217

Income taxes paid (refunded)	$179,994	$645,701

20.  Legal Proceedings:

There are no legal proceedings except for routine litigation incidental to the business.