Form 10-Q
period 2011-08-31
TAYLOR DEVICES INC
filed 2011-10-13
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-3498

TAYLOR DEVICES, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	16-0797789

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Taylor Drive, North Tonawanda, New York	14120-0748

(Address of principal executive offices)	(Zip Code)

716-694-0800

(Registrant’s telephone number, including area code)

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

Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☑

As of October 13, 2011, there were outstanding 3,222,454 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	August 31, 2011	May 31, 2011

Assets
Current assets:
Cash and cash equivalents	$ 2,871,751	$ 2,193,534
Accounts receivable, net	2,068,690	2,136,848
Inventory	6,874,843	5,352,424
Costs and estimated earnings in excess of billings	4,117,240	4,189,799
Other current assets	1,322,688	1,597,830
Total current assets	17,255,212	15,470,435

Maintenance and other inventory, net	789,655	846,177
Property and equipment, net	3,695,574	3,413,446
Other assets	149,317	147,970
	$ 21,889,758	$ 19,878,028
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 5,485	$ 5,485
Accounts payable	1,638,568	1,292,095
Accrued commissions	333,198	433,355
Billings in excess of costs and estimated earnings	476,467	152,505
Other current liabilities	2,384,754	1,329,341
Total current liabilities	4,838,472	3,212,781

Long-term liabilities	280,770	282,142

Stockholders' Equity:
Common stock and additional paid-in capital	6,749,845	6,720,784
Retained earnings	12,332,140	11,924,023
	19,081,985	18,644,807
Treasury stock - at cost	(2,311,469)	(2,261,702)
Total stockholders' equity	16,770,516	16,383,105

	$ 21,889,758	$ 19,878,028

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)
For the three months ended	August 31, 2011	August 31, 2010

Sales, net	$ 4,572,702	$ 4,276,823

Cost of goods sold	3,038,197	3,136,086

Gross profit	1,534,505	1,140,737

Selling, general and administrative expenses	982,287	878,936

Operating income	552,218	261,801

Other income, net	35,899	28,337

Income before provision for income taxes	588,117	290,138

Provision for income taxes	180,000	105,500

Net income	$ 408,117	$ 184,638

Basic and diluted earnings per common share	$ 0.13	$ 0.06

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	August 31,	August 31,
For the three months ended	2011	2010

Operating activities:
Net income	$ 408,117	$ 184,638
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	128,553	116,503
Stock options issued for services	26,502	30,463
Changes in other assets and liabilities:
Accounts receivable	68,158	2,675,630
Inventory	(1,465,897)	(173,026)
Costs and estimated earnings in excess of billings	72,559	10,600
Other current assets	275,142	97,518
Accounts payable	346,473	(27,057)
Accrued commissions	(100,157)	(183,674)
Billings in excess of costs and estimated earnings	323,962	(10,589)
Other current liabilities	1,055,413	(518,210)
Net operating activities	1,138,825	2,202,796

Investing activities:
Acquisition of property and equipment	(410,681)	(53,380)
Other investing activities	(1,347)	(1,358)
Net investing activities	(412,028)	(54,738)

Financing activities:
Principal repayments on long-term debt	(1,372)	(1,371)
Proceeds from issuance of common stock, net	2,559	3,674
Acquisition of treasury stock	(49,767)	-
Net financing activities	(48,580)	2,303

Net change in cash and cash equivalents	678,217	2,150,361

Cash and cash equivalents - beginning	2,193,534	197,587

Cash and cash equivalents - ending	$ 2,871,751	$ 2,347,948

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1. 2.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2011 and May 31, 2011, the results of operations for the three months ended August 31, 2011 and August 31, 2010, and cash flows for the three months ended August 31, 2011 and August 31, 2010. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2011. There have been no updates or changes to our audited financial statements for the year ended May 31, 2011.

The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the three month periods ended August 31, 2011 and August 31, 2010, the net income was divided by 3,222,455 and 3,230,965, respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three month period ended August 31, 2011 are not necessarily indicative of the results to be expected for the full year.

6.	Recently issued Financial Accounting Standards Board Accounting Standards Codification guidance has either been implemented or is not significant to the Company.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2011 and 2010
Increase /
(Decrease)
Sales, net	$ 296,000
Cost of goods sold	$ (98,000)
Selling, general and administrative expenses	$ 103,000
Income before provision for income taxes	$ 298,000
Provision for income taxes	$ 75,000
Net income	$ 223,000

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

For the three months ended August 31, 2011 (All figures discussed are for the three months ended August 31, 2011 as compared to the three months ended August 31, 2010.)

	Three months ended August 31		Change
	2011	2010	Increase / (Decrease)	Percent Change
Net Revenue	$ 4,573,000	$ 4,277,000	$ 296,000	7%
Cost of sales	3,038,000	3,136,000	(98,000)	-3%
Gross profit	$ 1,535,000	$ 1,141,000	$ 394,000	35%
... as a percentage of net revenues	34%	27%

The Company's consolidated results of operations showed a 7% increase in net revenues and an increase in net income of 121%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 42% higher than the level recorded in the prior year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were lower by 29% from the level recorded in the prior year. The gross profit as a percentage of net revenues for the current and prior year periods was 34% and 27%. Similar to the same period last year, we have several Projects in process during the current period that are sold directly to representatives in two different Asian countries net of their normal commissions. These Projects tend to have lower gross margins because the selling price is reduced to compensate the representative for the lack of commission. While we have more of these Projects in the current period than we did last year, a.) the level of sales recorded for these projects in the current period is 58% less than last year; b.) the aggregate gross margin recorded, as a percentage of the sales, on these Projects is five percentage points higher in the current period compared with last year, and c.) the aggregate sales recorded for these Projects in the current period is only 18% of the total Project sales recorded compared to last year when these Project sales represented 60% of the total Project sales recorded. We had 38 Projects in process during the current period compared with 17 during the same period last year.

While the overall sales figures showed only a slight increase from the prior year, the mix of customers buying our products changed. Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. As the construction market improves around the world, we are experiencing a greater increase in demand from our customers for products to provide protection to buildings and bridges from wind and seismic events. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended August 31
	2011	2010
Industrial	8%	7%
Construction	60%	48%
Aerospace / Defense	32%	44%

 At August 31, 2010, we had 98 open sales orders in our backlog with a total sales value of $13.5 million. At August 31, 2011, we have 35% more open sales orders in our backlog (132 orders) and the total sales value is $21.9 million or approximately 62% higher than the prior year.

The Company's backlog, revenues , commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for three month periods ended August 31, 2011 and 2010 is as follows:

	Three months ended August 31
	2011	2010
USA	48%	49%
Asia	41%	36%
Other	11%	15%

Selling, General and Administrative Expenses
	Three months ended August 31		Change
	2011	2010	Increase / (Decrease)	Percent Change
Outside Commissions	$ 130,000	$ 105,000	$ 25,000	24%
Other SG&A	852,000	774,000	78,000	10%
Total SG&A	$ 982,000	$ 879,000	$ 103,000	12%
... as a percentage of net revenues	21%	21%

Selling, general and administrative expenses increased by 12% from the prior year. Outside commission expense increased by 24% from last year's level. This fluctuation was primarily due to a several, high value, non-project, non-commissionable sales orders for aerospace / defense customers shipped in the prior year period that were not repeated in the current year. Other selling, general and administrative expenses increased 10% from last year to this. This increase is primarily due to an increase in estimated incentive compensation expense in the current period related to the higher level of operating results.

The above factors resulted in operating income of $552,000 for the three months ended August 31, 2011, up 111% from the $262,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The Company recognized $27,000 and $30,000 of compensation cost for the three month periods ended August 31, 2011 and August 31, 2010.

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

	2011	2010
Risk-free interest rate:	1.875%	2.75
Expected life of the options:	2.7 years	2.5 years
Expected share price volatility:	49.42%	60.27
Expected dividends:	zero	zero

These assumptions resulted in:
Estimated fair-market value per stock option:	$1.74	$2.00

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the three month period ended August 31, 2011 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2011:	229,000	$5.21
Options granted:	15,250	$5.23
Options outstanding and exercisable at August 31, 2011:	244,250	$5.21
Closing value per share on NASDAQ at August 31, 2011:		$6.60

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

Capital expenditures for the three months ended August 31, 2011 were $411,000 compared to $53,000 in the same period of the prior year. As of August 31, 2011, the Company has commitments for capital expenditures of $303,000 during the next twelve months. Additional capital expenditures may be needed during the next twelve months to complete planned changes to existing buildings that the Company has agreed to purchase. The Company anticipates that its current cash and cash equivalent resources will be sufficient for that purpose.

The Company has a $6,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5%, or the bank's prime rate less .25%. There is an interest rate floor of 3.5%. The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company’s real property. This line of credit is subject to the usual terms and conditions applied by the bank, was subject to renewal annually, and is not subject to an express requirement on the bank’s part to lend. There is no balance outstanding as of August 31, 2011 or as of May 31, 2011. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress. The Company is in compliance with restrictive covenants under the line of credit. In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

Covenant	Minimum per Covenant	Current Actual	When Measured
Minimum level of working capital	$3,000,000	$12,417,000	Quarterly
Minimum debt service coverage ratio	1.5:1	n/a	Fiscal Year-end

All of the $6,000,000 unused portion of our line of credit is available without violating any of our debt covenants.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent years are as follows: 2012 - $4,000; 2013 - $4,000.

Inventory and Maintenance Inventory
	August 31, 2011		May 31, 2011		Increase /(Decrease)
Raw materials	$ 618,000		$ 666,000		$ (48,000)	-7%
Work in process	5,380,000		4,083,000		1,297,000	32%
Finished goods	877,000		603,000		274,000	45%
Inventory	6,875,000	90%	5,352,000	86%	1,523,000	28%
Maintenance and other inventory	790,000	10%	846,000	14%	(56,000)	-7%
Total	$ 7,665,000	100%	$ 6,198,000	100%	$ 1,467,000	24%

Inventory turnover	1.8		2.3

NOTE: Inventory turnover is annualized for the three month period ended August 31, 2011.

Inventory, at $6,875,000 as of August 31, 2011, is $1,523,000 or 28% higher than the prior year-end level of $5,352,000. Approximately 78% of the current inventory is work in process, 13% is finished goods, and 9% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. The maintenance inventory decreased 7% since May 31, 2011. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $45,000 for each of the three month periods ended August 31, 2011 and August 31, 2010. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (CIEB"),
and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	August 31, 2011	May 31, 2011	Increase /(Decrease)
Accounts receivable	$ 2,069,000	$ 2,137,000	(68,000)	-3%
CIEB	4,117,000	4,190,000	(73,000)	-2%
Less: BIEC	476,000	153,000	323,000	211%
Net	$ 5,710,000	$ 6,174,000	$ (464,000)	-8%

Number of an average day’s sales outstanding in accounts receivable	41	27

The Company combines the totals of accounts receivable, the current asset CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $2,069,000 as of August 31, 2011 includes approximately $202,000 of amounts retained by customers on Projects. It also includes $42,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2011 of $2,137,000 included an Allowance of $42,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 27 days at May 31, 2011 to 41 at August 31, 2011. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the first quarter of the current year is significantly lower (36%) than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is only 3% lower than at the end of the prior year. The combination of these two factors caused the DSO to increase from last year end to this. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible. The $4,117,000 balance in this account at August 31, 2011 is only 2% less than the prior year-end. The Company expects to bill the entire amount during the next twelve months. 40% of the CIEB balance as of the end of the last fiscal quarter, May 31, 2011, was billed to those customers in the current fiscal quarter ended August 31, 2011. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	August 31, 2011	May 31, 2011
Costs	$ 8,188,000	$ 5,818,000
Estimated Earnings	2,331,000	1,388,000
Less: Billings to customers	6,402,000	3,016,000
CIEB	$ 4,117,000	$ 4,190,000
Number of Projects in progress	23	25

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $476,000 balance in this account at August 31, 2011 is up from the $153,000 balance at the end of the prior year. The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	August 31, 2011	May 31, 2011
Billings to customers	$ 1,013,000	$ 2,592,000
Less: Costs	379,000	1,645,000
Less: Estimated Earnings	158,000	794,000
BIEC	$ 476,000	$ 153,000
Number of Projects in progress	7	3

 Summary of factors affecting the balances in CIEB and BIEC:

	August 31, 2011	May 31, 2011
Number of Projects in progress	30	28
Aggregate percent complete	60%	67%
Average total sales value of Projects in progress	$607,000	$510,000
Percentage of total value invoiced to customer	41%	39%

The Company's backlog of sales orders at August 31, 2011 is $21.9 million, up from the $15 million it was at the end of the prior year. $7.2 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,639,000 as of August 31, 2011, is 27% more than the prior year-end. There is no specific reason for this fluctuation other than the normal payment cycle of vendor invoices. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of August 31, 2011 are $333,000, down 23% from the $433,000 accrued at the prior year-end. The Company expects the current accrued amount to be paid during the next twelve months. Other current liabilities increased 79% from the prior year-end, to $2,385,000 primarily due to customer prepayments received in the current period. Payments on these liabilities will take place as scheduled within the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2011 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no legal proceedings except for routine litigation incidental to the business

ITEM 1A	Risk Factors
Smaller reporting companies are not required to provide the information called for by this item

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) The Company sold no equity securities during the fiscal quarter ended August 31, 2011 that were not registered under the Securities Act
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable
(c) Repurchases of Equity Securities – Quarter Ended August 31, 2011

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

June 1, 2011 -
June 30, 2011	-	-	-

July 1, 2011 -
July 31, 2011	-	-	-

August 1, 2011 -
August 31, 2011	9,200	$5.41	9,200
				(1)
Total	9,200	$5.41	9,200	$419,814.78
(1) On November 5, 2010, the Board of Directors voted unanimously to enter into a share repurchase agreement through open market purchases. The initial amount allocable to the program was $500,000. To date, a total of 15,600 shares have been purchased at an average price per share of $5.14

(d)	Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000, as such term is defined in the credit documents. On August 31, 2011, under such definition the Company's net working capital was significantly in excess of such limit. Additional information regarding the Company’s line of credit and restrictive covenants appears under the caption “Capital Resources, Lines of Credit and Long-Term Debt” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	(Removed and Reserved)

ITEM 5	Other Information

	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported

None

	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

None

ITEM 6	Exhibits
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer
	32(i)	Section 1350 Certification of Chief Executive Officer
	32(ii)	Section 1350 Certification of Chief Financial Officer

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL, as follows:
101(i)	Condensed Consolidated Balance Sheets as of August 31, 2011 and May 31, 2011
101(ii)	Condensed Consolidated Statements of Income for the three months ended August 31, 2011 and August 31, 2010
101(iii)	Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2011 and August 31, 2010
101(iv)	Notes to Condensed Consolidated Financial Statements

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of August 31, 2011, the related condensed consolidated statements of income for the three months ended August 31, 2011 and August 31, 2010 and cash flows for the three months ended August 31, 2011 and August 31, 2010. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of May 31, 2011, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 5, 2011, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2011 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP

Buffalo, New York

October 13, 2011

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	October 13, 2011	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	October 13, 2011	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer