Form 10-Q/A
period 2011-08-31
TAYLOR DEVICES INC
filed 2011-10-13
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

Amendment No. 1

_________________

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2011

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

TAYLOR DEVICES, INC.

(Exact name of registrant as specified in its charter)

_________________

NEW YORK	0-3498	16-0797789
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

90 Taylor Drive, North Tonawanda, New York 14120-0748

(Address of Principal Executive Offices) (Zip Code)

716-694-0800
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

As of October 13, 2011, the registrant had 3,224,315 shares of common stock, par value $.025 per share outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Taylor Devices, Inc. (the “Company”) for the quarter ended August 31, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on October 13, 2011. The Amendment is being filed to submit Exhibit 31, Exhibit 32 and Exhibit 101 and to revise the format of the data presented in Part II. The content of the data presented in Part II has not changed. The Amendment adds Exhibit 31 (Rule 13a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer), Exhibit 32 (Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer), and (Exhibit 101 (XBRL interactive data) as exhibits to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business

ITEM 1A	Risk Factors
Smaller reporting companies are not required to provide the information called for by this item

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended August 31, 2011 that were not registered under the Securities Act
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended August 31, 2011

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

June 1, 2011 -
		June 30, 2011	-	-	-

July 1, 2011 -
		July 31, 2011	-	-	-

August 1, 2011 -
		August 31, 2011	9,200	$5.41	9,200
(1)
		Total	9,200	$5.41	9,200	$419,814.78
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
By: /s/ Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date: October 13, 2011

By: /s/ Mark V. McDonough
Mark V. McDonough Chief Financial Officer

Date: October 13, 2011