Form 10-Q
period 2011-11-30
TAYLOR DEVICES INC
filed 2012-01-12
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Yes ☐       No ☑

As of January 12, 2012, there were outstanding 3,263,948 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30, 2011	May 31,
		2010

Assets
Current assets:
Cash and cash equivalents	$ 1,928,455	$ 2,193,534
Accounts receivable, net	3,254,360	2,136,848
Inventory	7,285,556	5,352,424
Costs and estimated earnings in excess of billings	4,671,281	4,189,799
Other current assets	1,364,998	1,597,830
Total current assets	18,504,650	15,470,435

Maintenance and other inventory, net	802,921	846,177
Property and equipment, net	3,612,236	3,413,446
Other assets	150,915	147,970
	$ 23,070,722	$ 19,878,028
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 5,485	$ 5,485
Accounts payable	1,686,663	1,292,095
Accrued commissions	940,513	433,355
Billings in excess of costs and estimated earnings	1,274,176	152,505
Other current liabilities	1,559,703	1,329,341
Total current liabilities	5,466,540	3,212,781

Long-term liabilities	279,399	282,142

Stockholders' Equity:
Common stock and additional paid-in capital	6,977,216	6,720,784
Retained earnings	12,745,881	11,924,023
	19,723,097	18,644,807
Treasury stock - at cost	(2,398,314)	(2,261,702)
Total stockholders' equity	17,324,783	16,383,105

	$ 23,070,722	$ 19,878,028

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2011	2010	2011	2010

Sales, net	$ 6,781,754	$ 4,525,002	$ 11,354,456	$ 8,801,825

Cost of goods sold	4,935,156	3,487,175	7,973,353	6,623,261

Gross profit	1,846,598	1,037,827	3,381,103	2,178,564

Selling, general and administrative expenses	1,232,035	877,872	2,214,322	1,756,808

Operating income	614,563	159,955	1,166,781	421,756

Other income, net	3,178	32,520	39,077	60,857

Income before provision for income taxes	617,741	192,475	1,205,858	482,613

Provision for income taxes	204,000	69,500	384,000	175,000

Net income	$ 413,741	$ 122,975	$ 821,858	$ 307,613

Basic and diluted earnings per common share	$ 0.13	$ 0.04	$ 0.25	$ 0.10

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	November 30,
For the six months ended	2011	2010

Operating activities:
Net income	$ 821,858	$ 307,613
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	262,707	233,854
Stock options issued for services	26,502	30,463
Changes in other assets and liabilities:
Accounts receivable	(1,117,512)	3,498,183
Inventory	(1,889,876)	188,342
Costs and estimated earnings in excess of billings	(481,482)	(1,256,341)
Other current assets	232,832	(5,693)
Accounts payables	394,568	(131,628)
Accrued commissions	507,158	(126,401)
Billings in excess of costs and estimated earnings	1,121,671	(27,526)
Other current liabilities	230,362	(597,202)
Net operating activities	108,788	2,113,664

Investing activities:
Acquisition of property and equipment	(461,497)	(132,096)
Other investing activities	(2,945)	(2,965)
Net investing activities	(464,442)	(135,061)

Financing activities:
Principal repayments on long-term debt	(2,743)	(2,742)
Proceeds from issuance of common stock, net	143,085	7,185
Acquisition of treasury stock	(49,767)	(8,040)
Net financing activities	90,575	(3,597)

Net change in cash and cash equivalents	(265,079)	1,975,006

Cash and cash equivalents - beginning	2,193,534	197,587

Cash and cash equivalents - ending	$ 1,928,455	$ 2,172,593

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2011 and May 31, 2011, the results of operations for the three and six months ended November 30, 2011 and November 30, 2010, and cash flows for the three and six months ended November 30, 2011 and November 30, 2010. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2011. There have been no updates or changes to our audited financial statements for the year ended May 31, 2011

2	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued

3	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year

4	For the six month periods ended November 30, 2011 and November 30, 2010, the net income was divided by 3,237,093 and 3,230,965, respectively, which is net of the Treasury shares, to calculate the net income per share. For the three month periods ended November 30, 2011 and November 30, 2010, the net income was divided by 3,233,056 and 3,230,965, respectively, which is net of the Treasury shares, to calculate the net income per share.

5	The results of operations for the three and six month periods ended August 31, 2011 are not necessarily indicative of the results to be expected for the full year

6	Recently issued Financial Accounting Standards Board Accounting Standards Codification guidance has either been implemented or is not significant to the Company

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2011 and 2010
Increase /
(Decrease)
Sales, net	$ 2,553,000
Cost of goods sold	$ 1,350,000
Selling, general and administrative expenses	$ 458,000
Income before provision for income taxes	$ 723,000
Provision for income taxes	$ 209,000
Net income	$ 514,000

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

For the six months ended November 30, 2011 (All figures discussed are for the six months ended November 30, 2011 as compared to the six months ended November 30, 2010.)

	Six months ended November 30		Change
	2011	2010	Increase / (Decrease)	Percent Change
Net Revenue	$ 11,354,000	$ 8,802,000	$ 2,552,000	29%
Cost of sales	7,973,000	6,623,000	1,350,000	20%
Gross profit	$ 3,381,000	$ 2,179,000	$ 1,202,000	55%
... as a percentage of net revenues	30%	25%

The Company's consolidated results of operations showed a 29% increase in net revenues and an increase in net income of 167%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 64% higher than the level recorded in the prior year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were lower by 16% from the level recorded in the prior year. The gross profit as a percentage of net revenues for the current and prior year periods was 30% and 25%. Similar to the same period last year, we have several Projects in process during the current period that are sold directly to representatives in two different Asian countries net of their normal commissions. These Projects tend to have lower gross margins because the selling price is reduced to compensate the representative for the lack of commission. While we have more of these Projects in the current period than we did last year, the aggregate gross margin recorded, as a percentage of the sales, on these Projects is eight percentage points higher in the current period compared with last year. We had 52 Projects in process during the current period compared with 23 during the same period last year.

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

	Six months ended November 30
	2011	2010
Industrial	8%	9%
Construction	64%	58%
Aerospace / Defense	28%	33%

At November 30, 2010, we had 100 open sales orders in our backlog with a total sales value of $13 million. At November 30, 2011, we have 8% more open sales orders in our backlog (108 orders) and the total sales value is $25.5 million or almost double the prior year value.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for six month periods ended November 30, 2011 and 2010 is as follows:

	Six months ended November 30
	2011	2010
USA	41%	42%
Asia	50%	35%
Other	9%	23%

Selling, General and Administrative Expenses
	Six months ended November 30		Change
	2011	2010	Increase / (Decrease)	Percent Change
Outside Commissions	$ 456,000	$ 284,000	$ 172,000	61%
Other SG&A	1,758,000	1,473,000	285,000	19%
Total SG&A	$ 2,214,000	$ 1,757,000	$ 457,000	26%
... as a percentage of net revenues	19%	20%

Selling, general and administrative expenses increased by 26% from the prior year. Outside commission expense increased by 61% from last year's level. This fluctuation was primarily due to a.) the significant increase in the level of sales from last year to this, and b.) the lower value of Projects sold directly to two Asian representatives, net of commission, as a percentage of total Project sales. Other selling, general and administrative expenses increased 19% from last year to this. This increase is primarily due to an increase in estimated incentive compensation expense in the current period related to the higher level of sales and operating results.

The above factors resulted in operating income of $1,167,000 for the six months ended November 30, 2011, up 177% from the $422,000 in the same period of the prior year.

Comparison of the three months ended November 30, 2011 and 2010
Increase /
(Decrease)
Sales, net	$ 2,257,000
Cost of goods sold	$ 1,448,000
Selling, general and administrative expenses	$ 354,000
Income before provision for income taxes	$ 425,000
Provision for income taxes	$ 135,000
Net income	$ 291,000

For the three months ended November 30, 2011 (All figures discussed are for the three months ended November 30, 2011 as compared to the three months ended November 30, 2010.)

	Three months ended November 30		Change
	2011	2010	Increase / (Decrease)	Percent Change
Net Revenue	$ 6,782,000	$ 4,525,000	$ 2,257,000	50%
Cost of sales	4,935,000	3,487,000	1,448,000	42%
Gross profit	$ 1,847,000	$ 1,038,000	$ 809,000	78%
... as a percentage of net revenues	27%	23%

The Company's consolidated results of operations showed a 50% increase in net revenues and an increase in net income of 236%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 81% higher than the level recorded in the prior year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 1% higher than the level recorded in the prior year. The gross profit as a percentage of net revenues for the current and prior year periods was 27% and 23%. Similar to the same period last year, we have several Projects in process during the current period that are sold directly to representatives in two different Asian countries net of their normal commissions. These Projects tend to have lower gross margins because the selling price is reduced to compensate the representative for the lack of commission. While we have more of these Projects in the current period than we did last year, the aggregate gross margin recorded, as a percentage of the sales, on these Projects is 11 percentage points higher in the current period compared with last year. We had 44 Projects in process during the current period compared with 17 during the same period last year.

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

	Three months ended November 30
	2011	2010
Industrial	6%	11%
Construction	71%	66%
Aerospace / Defense	23%	23%

Net revenue by geographic region, as a percentage of total net revenue for three month periods ended November 30, 2011 and 2010 is as follows:

	Three months ended November 30
	2011	2010
USA	36%	35%
Asia	57%	34%
Other	7%	31%

Selling, General and Administrative Expenses
	Three months ended November 30		Change
	2011	2010	Increase / (Decrease)	Percent Change
Outside Commissions	$ 326,000	$ 179,000	$ 147,000	82%
Other SG&A	906,000	699,000	207,000	30%
Total SG&A	$ 1,232,000	$ 878,000	$ 354,000	40%
... as a percentage of net revenues	18%	19%

Selling, general and administrative expenses increased by 40% from the prior year. Outside commission expense increased by 82% from last year's level. This fluctuation was primarily due to the significant increase in commissionable sales. Other selling, general and administrative expenses increased 30% from last year to this. This increase is primarily due to an increase in estimated incentive compensation expense in the current period related to the higher level of operating results.

The above factors resulted in operating income of $615,000 for the three months ended November 30, 2011, up 284% from the $160,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The Company recognized $27,000 and $30,000 of compensation cost for the six month periods ended November 30, 2011 and November 30, 2010.

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

	2011	2010
Risk-free interest rate:	1.875%	2.75
Expected life of the options:	2.7 years	2.5 years
Expected share price volatility:	49.42%	60.27
Expected dividends:	zero	zero

These assumptions resulted in:
Estimated fair-market value per stock option:	$1.74	$2.00

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the six month period ended November 30, 2011 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2011:	229,000	$5.21
Options granted:	15,250	$5.23
Options exercised:	51,500	$4.36
Options outstanding and exercisable at November 30, 2011:	192,750	$5.44
Closing value per share on NASDAQ at November 30, 2011:		$6.99

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

Capital expenditures for the six months ended November 30, 2011 were $461,000 compared to $132,000 in the same period of the prior year. As of November 30, 2011, the Company has commitments for capital expenditures of $303,000 during the next twelve months.

Subsequent to November 30, 2011, the Company closed on its purchase of three industrial buildings in the City of North Tonawanda, NY. The location of the site is 1.4 miles from Taylor Devices’ existing facilities on Tonawanda Island. In addition, the Company has had its purchase offer accepted for vacant lots adjacent to the new facilities and expects to close on that purchase very soon. The combined real estate of the new parcel totals 9+ acres.

The additional manufacturing space is needed to address severe overcrowding of the Company’s large parts machining and assembly areas due to increased sales of large seismic protection products. Total area of the three newly purchased buildings is 46,000 square feet, which will more than double the Company’s current manufacturing space.

The three buildings require renovation and modification to house the production machinery that will be relocated from the Company’s Tonawanda Island site, along with the addition of large overhead cranes to move large parts from machine to machine. It is the Company’s intent to move all machining and metalworking operations to the new site. This will allow the former machining areas at the existing Tonawanda Island site to house greatly expanded assembly and product testing areas. All corporate and engineering offices will be unaffected by the change and will remain on Tonawanda Island.

Although the total purchase price was low, the renovations to the buildings are extensive, with a total project budget (including the initial purchase cost) of $2.5 million. The Company intends to have the first of the three buildings in service by summer 2012, with the remaining two buildings completed and in service by December 2013. The Company anticipates that its current cash and bank line of credit resources will be sufficient for that purpose.

The Company has a $6,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5%, or the bank's prime rate less .25%. The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company’s real property. This line of credit is subject to the usual terms and conditions applied by the bank, was subject to renewal annually, and is not subject to an express requirement on the bank’s part to lend. There was no balance outstanding as of November 30, 2011 or as of May 31, 2011. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress. The Company is in compliance with restrictive covenants under the line of credit. In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

Covenant	Minimum per Covenant	Current Actual	When Measured
Minimum level of working capital	$3,000,000	$13,038,000	Quarterly
Minimum debt service coverage ratio	1.5:1	n/a	Fiscal Year-end

All of the $6,000,000 unused portion of our line of credit is available without violating any of our debt covenants.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent years are as follows: 2012 - $2,000; 2013 - $4,000.

Inventory and Maintenance Inventory
	November 30, 2011		May 31, 2011		Increase /(Decrease)
Raw materials	$ 619,000		$ 666,000		$ (47,000)	-7%
Work in process	5,906,000		4,083,000		1,823,000	45%
Finished goods	761,000		603,000		158,000	26%
Inventory	7,286,000	90%	5,352,000	86%	1,934,000	36%
Maintenance and other inventory	803,000	10%	846,000	14%	(43,000)	-5%
Total	$ 8,089,000	100%	$ 6,198,000	100%	$ 1,891,000	31%

Inventory turnover	2.2		2.3

NOTE: Inventory turnover is annualized for the six month period ended November 30, 2011.

Inventory, at $7,286,000 as of November 30, 2011, is $1,934,000 or 36% higher than the prior year-end level of $5,352,000. Approximately 81% of the current inventory is work in process, 10% is finished goods, and 9% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. The maintenance inventory decreased 5% since May 31, 2011. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $90,000 for each of the six month periods ended November 30, 2011 and November 30, 2010. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (CIEB"),
and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	November 30, 2011	May 31, 2011	Increase /(Decrease)
Accounts receivable	$ 3,254,000	$ 2,137,000	1,117,000	52%
CIEB	4,671,000	4,190,000	481,000	11%
Less: BIEC	1,274,000	153,000	1,121,000	733%
Net	$ 6,651,000	$ 6,174,000	$ 477,000	8%

Number of an average day’s sales outstanding in accounts receivable	43	27

The Company combines the totals of accounts receivable, the current asset CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $3,254,000 as of November 30, 2011 includes approximately $238,000 of amounts retained by customers on Projects. It also includes $42,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2011 of $2,137,000 included an Allowance of $42,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 27 days at May 31, 2011 to 43 at November 30, 2011. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the first quarter of the current year is only slightly less than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is 52% more than at the end of the prior year. The combination of these two factors caused the DSO to increase from last year end to this. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible. The $4,671,000 balance in this account at November 30, 2011 is 11% more than the prior year-end. The Company expects to bill the entire amount during the next twelve months. 35% of the CIEB balance as of the end of the last fiscal quarter, August 31, 2011, was billed to those customers in the current fiscal quarter ended November 30, 2011. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	November 30, 2011	May 31, 2011
Costs	$ 7,176,000	$ 5,818,000
Estimated Earnings	1,887,000	1,388,000
Less: Billings to customers	4,392,000	3,016,000
CIEB	$ 4,671,000	$ 4,190,000
Number of Projects in progress	23	25

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $1,274,000 balance in this account at November 30, 2011 is up from the $153,000 balance at the end of the prior year. This significant increase is the result of a single sales order in which the Company received 67% of the order value upon receipt of the order. The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	November 30, 2011	May 31, 2011
Billings to customers	$ 1,918,000	$ 2,592,000
Less: Costs	477,000	1,645,000
Less: Estimated Earnings	167,000	794,000
BIEC	$ 1,274,000	$ 153,000
Number of Projects in progress	7	3

 Summary of factors affecting the balances in CIEB and BIEC:

	November 30, 2011	May 31, 2011
Number of Projects in progress	30	28
Aggregate percent complete	46%	67%
Average total sales value of Projects in progress	$701,000	$510,000
Percentage of total value invoiced to customer	30%	39%

The Company's backlog of sales orders at November 30, 2011 is $25.5 million, up from the $15 million it was at the end of the prior year. $11.3 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,687,000 as of November 30, 2011, is 31% more than the prior year-end. There is no specific reason for this fluctuation other than the normal payment cycle of vendor invoices. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of November 30, 2011 are $941,000, up 117% from the $433,000 accrued at the prior year-end. The Company expects the current accrued amount to be paid during the next twelve months. Other current liabilities increased 17% from the prior year-end, to $1,560,000 primarily due to taxes accrued in the current period. Payments on these liabilities will take place as scheduled within the next twelve months.

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

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business

ITEM 1A	Risk Factors
Smaller reporting companies are not required to provide the information called for by this item

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended November 30, 2011 that were not registered under the Securities Act
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended November 30, 2011

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

September 1, 2011 -
		September 30, 2011	-	-	-

October 1, 2011 -
		October 31, 2011	-	-	-

November 1, 2011 -
		November 30, 2011	-		-
(1)
		Total	-	-	-	$419,815.00
(1) On November 11, 2011, the Board of Directors of the Registrant voted unanimously to continiue the share repurchase agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated under which the Company repurchases shares of its common stock. Of the $500,000 of Registrant's cash on hand authorized by the Board last year to repurchase shares of its outstanding common stock, $419,815 remains available for open-market purchases. To date, a total of 15,600 shares have been purchased at an average price per share of $5.14

	(d)	Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000, as such term is defined in the credit documents. On November 30, 2011, under such definition the Company's net working capital was significantly in excess of such limit. Additional information regarding the Company’s line of credit and restrictive covenants appears under the caption “Capital Resources, Lines of Credit and Long-Term Debt” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	(Removed and Reserved)

ITEM 5	Other Information

	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported

None

	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

None

ITEM 6	Exhibits
	20	News from Taylor Devices, Inc. Shareholder Letter, Winter 2011-2012
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer
	32(i)	Section 1350 Certification of Chief Executive Officer
	32(ii)	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document30, 2011, formatted in XBRL, as follows:
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of November 30, 2011, the related condensed consolidated statements of income for the three and six months ended November 30, 2011 and November 30, 2010 and cash flows for the three and six months ended November 30, 2011 and November 30, 2010. These interim financial statements are the responsibility of the Company's management.

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

January 12, 2012

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	January 12, 2012	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	January 12, 2012	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer