Form 10-Q
period 2012-02-29
TAYLOR DEVICES INC
filed 2012-04-12
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

þ	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes þ      No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes þ     No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company þ

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes o       No þ

As of April 12, 2012, there were outstanding 3,286,294 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	February 29, 2012	May 31,
		2011

Assets
Current assets:
Cash and cash equivalents	$ 641,429	$ 2,193,534
Accounts receivable, net	3,447,810	2,136,848
Inventory	8,029,278	5,352,424
Costs and estimated earnings in excess of billings	5,490,490	4,189,799
Other current assets	1,438,236	1,597,830
Total current assets	19,047,243	15,470,435

Maintenance and other inventory, net	808,668	846,177
Property and equipment, net	3,970,160	3,413,446
Other assets	152,201	147,970
	$ 23,978,272	$ 19,878,028
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$ 5,028	$ 5,485
Accounts payable	2,570,960	1,292,095
Accrued commissions	691,892	433,355
Billings in excess of costs and estimated earnings	788,905	152,505
Other current liabilities	1,716,425	1,329,341
Total current liabilities	5,773,210	3,212,781

Long-term liabilities	278,485	282,142

Stockholders' Equity:
Common stock and additional paid-in capital	7,079,741	6,720,784
Retained earnings	13,260,094	11,924,023
	20,339,835	18,644,807
Treasury stock - at cost	(2,413,258)	(2,261,702)
Total stockholders' equity	17,926,577	16,383,105

	$ 23,978,272	$ 19,878,028

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Sales, net	$ 8,008,836	$ 4,979,343	$ 19,363,292	$ 13,781,168

Cost of goods sold	5,887,732	3,636,424	13,861,085	10,259,685

Gross profit	2,121,104	1,342,919	5,502,207	3,521,483

Selling, general and administrative expenses	1,366,731	946,168	3,581,053	2,702,976

Operating income	754,373	396,751	1,921,154	818,507

Other income, net	14,840	25,349	53,917	86,206

Income before provision for income taxes	769,213	422,100	1,975,071	904,713

Provision for income taxes	255,000	36,000	639,000	211,000

Net income	$ 514,213	$ 386,100	$ 1,336,071	$ 693,713

Basic and diluted earnings per common share	$ 0.16	$ 0.12	$ 0.41	$ 0.21

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	February 29,	February 28,
For the nine months ended	2012	2011

Operating activities:
Net income	$ 1,336,071	$ 693,713
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	383,677	351,205
Stock options issued for services	26,502	30,463
Deferred income taxes	-	(8,000)
Changes in other assets and liabilities:
Accounts receivable	(1,310,962)	3,040,534
Inventory	(2,639,345)	(346,493)
Costs and estimated earnings in excess of billings	(1,300,691)	(2,044,058)
Other current assets	159,594	73,883
Accounts payable	1,278,865	373,795
Accrued commissions	258,537	(9,271)
Billings in excess of costs and estimated earnings	636,400	(167,298)
Other current liabilities	387,084	(390,299)
Net operating activities	(784,268)	1,598,174

Investing activities:
Acquisition of property and equipment	(940,391)	(268,034)
Other investing activities	(4,231)	(4,268)
Net investing activities	(944,622)	(272,302)

Financing activities:
Principal repayments on long-term debt	(4,114)	(4,113)
Proceeds from issuance of common stock, net	230,666	9,650
Acquisition of treasury stock	(49,767)	(30,418)
Net financing activities	176,785	(24,881)

Net change in cash and cash equivalents	(1,552,105)	1,300,991

Cash and cash equivalents - beginning	2,193,534	197,587

Cash and cash equivalents - ending	$ 641,429	$ 1,498,578

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1. 2.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 29, 2012 and May 31, 2011, the results of operations for the three and nine months ended February 29, 2012 and February 28, 2011, and cash flows for the nine months ended February 29, 2012 and February 28, 2011. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2011. There have been no updates or changes to our audited financial statements for the year ended May 31, 2011.

The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the nine month periods ended February 29, 2012 and February 28, 2011, the net income was divided by 3,249,471 and 3,228,120, respectively, which is net of the Treasury shares, to calculate the net income per share. For the three month periods ended February 29, 2012 and February 28, 2011, the net income was divided by 3,243,282 and 3,228,120, respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three and nine month periods ended February 29, 2012 are not necessarily indicative of the results to be expected for the full year.

6.	Recently issued Financial Accounting Standards Board Accounting Standards Codification guidance has either been implemented or is not significant to the Company.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the nine months ended February 29, 2012 and February 28, 2011
Increase /
(Decrease)
Sales, net	$ 5,582,000
Cost of goods sold	$ 3,601,000
Selling, general and administrative expenses	$ 878,000
Income before provision for income taxes	$ 1,070,000
Provision for income taxes	$ 428,000
Net income	$ 642,000

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

For the nine months ended February 29, 2012 (All figures discussed are for the nine months ended February 29, 2012 as compared to the nine months ended February 28, 2011.)

	Nine months ended		Change
	February 29, 2012	February 28, 2011	Increase / (Decrease)	Percent Change
Net Revenue	$ 19,363,000	$ 13,781,000	$ 5,582,000	41%
Cost of sales	13,861,000	10,260,000	3,601,000	35%
Gross profit	$ 5,502,000	$ 3,521,000	$ 1,981,000	56%
... as a percentage of net revenues	28%	26%

The Company's consolidated results of operations showed a 41% increase in net revenues and an increase in net income of 93%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 77% higher than the level recorded in the prior year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were lower by 13% from the level recorded in the prior year. The gross profit as a percentage of net revenues for the current and prior year periods was 28% and 26%. We had 66 Projects in process during the current period compared with 34 during the same period last year.

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

	Nine months ended
	Feb. 29, 2012	Feb. 28, 2011
Industrial	7%	8%
Construction	69%	60%
Aerospace / Defense	24%	32%

At February 28, 2011, the Company had 110 open sales orders in our backlog with a total sales value of $13.6 million. At February 29, 2012, the Company have 27% more open sales orders in our backlog (140 orders) and the total sales value is $23.0 million or 69% more than the prior year value.

.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for nine month periods ended February 29, 2012 and February 28, 2011 is as follows:

	Nine months ended
	Feb. 29, 2012	Feb. 28, 2011
USA	38%	39%
Asia	53%	35%
Other	9%	26%

Selling, General and Administrative Expenses
	Nine months ended		Change
	February 29, 2012	February 28, 2011	Increase / (Decrease)	Percent Change
Outside Commissions	$ 811,000	$ 466,000	$ 345,000	74%
Other SG&A	2,770,000	2,237,000	533,000	24%
Total SG&A	$ 3,581,000	$ 2,703,000	$ 878,000	32%
... as a percentage of net revenues	18%	20%

Selling, general and administrative expenses increased by 32% from the prior year. Outside commission expense increased by 74% from last year's level. This fluctuation was primarily due to the significant increase in the level of sales from last year to this. Other selling, general and administrative expenses increased 24% from last year to this. This increase is primarily due to an increase in estimated incentive compensation expense in the current period related to the higher level of sales and operating results.

The above factors resulted in operating income of $1,921,000 for the nine months ended February 29, 2012, up 135% from the $819,000 in the same period of the prior year.

Summary comparison of the three months ended February 29, 2012 and February 28, 2011
Increase /
(Decrease)
Sales, net	$ 3,029,000
Cost of goods sold	$ 2,251,000
Selling, general and administrative expenses	$ 421,000
Income before provision for income taxes	$ 347,000
Provision for income taxes	$ 219,000
Net income	$ 128,000

For the three months ended February 29, 2012 (All figures discussed are for the three months ended February 29, 2012 as compared to the three months ended February 28, 2011.)

	Three months ended		Change
	February 29, 2012	February 28, 2011	Increase / (Decrease)	Percent Change
Net Revenue	$ 8,008,000	$ 4,979,000	$ 3,029,000	61%
Cost of sales	5,887,000	3,636,000	2,251,000	62%
Gross profit	$ 2,121,000	$ 1,343,000	$ 778,000	58%
... as a percentage of net revenues	26%	27%

The Company's consolidated results of operations showed a 61% increase in net revenues and an increase in net income of 33%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 95% higher than the level recorded in the prior year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 6% less than the level recorded in the prior year. The gross profit as a percentage of net revenues for the current and prior year periods was 26% and 27%. We had 44 Projects in process during the current period compared with 26 during the same period last year.

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

	Three months ended
	Feb. 29, 2012	Feb. 28, 2011
Industrial	5%	9%
Construction	77%	62%
Aerospace / Defense	18%	29%

Net revenue by geographic region, as a percentage of total net revenue for three month periods ended February 29, 2012 and February 28, 2011 is as follows:

	Three months ended
	Feb. 29, 2012	Feb. 28, 2011
USA	34%	35%
Asia	57%	35%
Other	9%	30%

Selling, General and Administrative Expenses
	Three months ended		Change
	February 29, 2012	February 28, 2011	Increase / (Decrease)	Percent Change
Outside Commissions	$ 355,000	$ 182,000	$ 173,000	95%
Other SG&A	1,012,000	764,000	248,000	32%
Total SG&A	$ 1,367,000	$ 946,000	$ 421,000	45%
... as a percentage of net revenues	17%	19%

Selling, general and administrative expenses increased by 45% from the prior year. Outside commission expense increased by 95% from last year's level. This fluctuation was primarily due to the significant increase in commissionable sales. Other selling, general and administrative expenses increased 32% from last year to this. This increase is primarily due to an increase in estimated incentive compensation expense in the current period related to the higher level of sales and operating results.

The above factors resulted in operating income of $754,000 for the three months ended February 29, 2012, up 90% from the $397,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The Company recognized $27,000 and $30,000 of compensation cost for the nine month periods ended February 29, 2012 and February 28, 2011.

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

	2012	2011
Risk-free interest rate:	1.875%	2.75
Expected life of the options:	2.7 years	2.5 years
Expected share price volatility:	49.42%	60.27
Expected dividends:	zero	zero

These assumptions resulted in:
Estimated fair-market value per stock option:	$1.74	$2.00

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the nine month period ended February 29, 2012 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2011:	229,000	$ 5.21
Options granted:	15,250	$ 5.23
Options exercised:	69,750	$ 4.65
Options outstanding and exercisable at February 29, 2012:	174,500	$ 5.44
Closing value per share on NASDAQ at February 29, 2012:		$10.66

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the nine months ended February 29, 2012 were $940,000 compared to $268,000 in the same period of the prior year. As of February 29, 2012, the Company has commitments for capital expenditures of $100,000 during the next twelve months.

In December 2011, the Company closed on its purchase of three industrial buildings in the City of North Tonawanda, NY. The location of the site is 1.4 miles from the Company’s existing facilities on Tonawanda Island. In February 2012, the Company closed on its purchase of vacant lots adjacent to the new facilities. The combined real estate of the new parcel totals 9+ acres.

The additional manufacturing space is needed to address overcrowding of the Company’s large parts machining and assembly areas due to increased sales of large seismic protection products. Total area of the three newly purchased buildings is 46,000 square feet, which more than doubles the Company’s current manufacturing space.

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

Although the aggregate purchase price was approximately $323,000, the renovations to the buildings are extensive, with a total project budget (including the initial purchase cost) of $2.5 million. The Company intends to have the first of the three buildings in service by summer 2012, with the remaining two buildings completed and in service by

December 2013. The Company anticipates that its current cash and bank line of credit resources will be sufficient for that purpose.

The Company has a $6,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5%, or the bank's prime rate less .25%. The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company’s real property. This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank’s part to lend. There was no balance outstanding as of February 29, 2012 or as of May 31, 2011. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress. The Company is in compliance with restrictive covenants under the line of credit. In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

Covenant	Minimum per Covenant	Current Actual	When Measured
Minimum level of working capital	$3,000,000	$13,569,000	Quarterly
Minimum debt service coverage ratio	1.5:1	n/a	Fiscal Year-end

All of the $6,000,000 unused portion of our line of credit is available without violating any of our debt covenants.

Principal maturities of long-term debt for the remainder of the current fiscal year and the subsequent years are as follows: 2012 - $1,028; 2013 - $4,000.

Inventory and Maintenance Inventory

	February 29, 2012		May 31, 2011		Increase /(Decrease)
Raw materials	$ 582,000		$ 666,000		$ (84,000)	-13%
Work in process	6,740,000		4,083,000		2,657,000	65%
Finished goods	707,000		603,000		104,000	17%
Inventory	8,029,000	91%	5,352,000	86%	2,677,000	50%
Maintenance and other inventory	809,000	9%	846,000	14%	(37,000)	-4%
Total	$ 8,838,000	100%	$ 6,198,000	100%	$ 2,640,000	43%

Inventory turnover	2.5		2.3

NOTE: Inventory turnover is annualized for the nine month period ended February 29, 2012.

Inventory, at $8,029,000 as of February 29, 2012, is $2,677,000 or 50% higher than the prior year-end level of $5,352,000. Approximately 84% of the current inventory is work in process, 9% is finished goods, and 7% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. The maintenance inventory decreased 4% since May 31, 2011. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $135,000 for each of the nine month periods ended February 29, 2012 and February 28, 2011. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (CIEB"),
and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	February 29, 2012	May 31, 2011	Increase /(Decrease)
Accounts receivable	$ 3,448,000	$ 2,137,000	$ 1,311,000	61%
CIEB	5,490,000	4,190,000	1,300,000	31%
Less: BIEC	789,000	153,000	636,000	416%
Net	$ 8,149,000	$ 6,174,000	$ 1,975,000	32%

Number of an average day’s sales outstanding in accounts receivable	39	27

The Company combines the totals of accounts receivable, the current asset CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $3,448,000 as of February 29, 2012 includes approximately $1,104,000 of amounts retained by customers on Projects. It also includes $42,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2011 of $2,137,000 included an Allowance of $42,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 27 days at May 31, 2011 to 39 at February 29, 2012. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the third quarter of the current year is approximately 12% more than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is 61% more than at the end of the prior year. The combination of these two factors caused the DSO to increase from last year end to this. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible. The $5,490,000 balance in this account at February 29, 2012 is 31% more than the prior year-end. The Company expects to bill the entire amount during the next twelve months. 46% of the CIEB balance as of the end of the last fiscal quarter, November 30, 2011, was billed to those customers in the current fiscal quarter ended February 29, 2012. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	February 29, 2012	May 31, 2011
Costs	$ 8,673,000	$ 5,818,000
Estimated Earnings	1,743,000	1,388,000
Less: Billings to customers	4,926,000	3,016,000
CIEB	$ 5,490,000	$ 4,190,000
Number of Projects in progress	28	25

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $789,000 balance in this account at February 29, 2012 is up from the $153,000 balance at the end of the prior year. This significant increase is the result of a single sales order in which the Company received 67% of the order value upon receipt of the order. The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	February 29, 2012	May 31, 2011
Billings to customers	$ 1,833,000	$ 2,592,000
Less: Costs	745,000	1,645,000
Less: Estimated Earnings	299,000	794,000
BIEC	$ 789,000	$ 153,000
Number of Projects in progress	6	3

Summary of factors affecting the balances in CIEB and BIEC:

	February 29, 2012	May 31, 2011
Number of Projects in progress	34	28
Aggregate percent complete	51%	67%
Average total sales value of Projects in progress	$668,000	$510,000
Percentage of total value invoiced to customer	30%	39%

The Company's backlog of sales orders at February 29, 2012 is $23 million, up from $15 million at the end of the prior year. $11.3 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $2,571,000 as of February 29, 2012, is almost double the prior year-end. The volume of purchases is higher to support the increase in sales volume. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of February 29, 2012 are $692,000, up 60% from the $433,000 accrued at the prior year-end. The Company expects the current accrued amount to be paid during the next twelve months. Other current liabilities increased 29% from the prior year-end, to $1,716,000 primarily due to taxes and incentive compensation accrued in the current period. Payments on these liabilities will take place as scheduled within the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of February 29, 2012 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business

ITEM 1A	Risk Factors
Smaller reporting companies are not required to provide the information called for by this item

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended November 30, 2011 that were not registered under the Securities Act
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended November 30, 2011

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

December 1, 2011 -
		December 31, 2011	-	-	-

January 1, 2012 -
		January 31, 2012	-	-	-

February 1, 2012 -
		February 29, 2012	-		-
(1)
		Total	-	-	-	$419,815.00
(1) The Company has designated $419,815 of cash on hand as available for open-market purchases of its outstanding common stock

	(d)	Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000, as such term is defined in the credit documents. On February 29, 2012, under such definition the Company's net working capital was significantly in excess of such limit. Additional information regarding the Company’s line of credit and restrictive covenants appears under the caption “Capital Resources, Lines of Credit and Long-Term Debt” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosure
Not applicable

ITEM 5	Other Information

	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported

None

	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

None

ITEM 6	Exhibits
	20	News from Taylor Devices, Inc. Shareholder Letter, Spring 2012
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer
	32(i)	Section 1350 Certification of Chief Executive Officer
	32(ii)	Section 1350 Certification of Chief Financial Officer
	101.INS*	XBRL Instance Document
	101.SCH*	XBRL Taxonomy Extension Schema Document
	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of February 29, 2012, the related condensed consolidated statements of income for the three and nine months ended February 29, 2012 and February 28, 2011 and cash flows for the nine months ended February 29, 2012 and February 28, 2011. These interim financial statements are the responsibility of the Company's management.

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

April 12, 2012

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	April 12, 2012	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	April 12, 2012	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer