Form 10-Q/A
period 2012-02-29
TAYLOR DEVICES INC
filed 2012-04-12
CIK 96536

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Taylor Devices, Inc. (the “Company”) for the quarter ended February 29, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on April 12, 2012. The Amendment is being filed to correct HTML formatting. The content of the data presented has not changed.

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