Form 10-Q
period 2012-08-31
TAYLOR DEVICES INC
filed 2012-10-11
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Yes ☐       No ☑

As of October 11, 2012, there were outstanding 3,310,341 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	August 31,	May 31,
	2012	2012

Assets
Current assets:
Cash and cash equivalents	$ 277,816	$ 73,952
Accounts receivable, net	8,357,491	5,610,328
Inventory	8,938,339	8,372,535
Costs and estimated earnings in excess of billings	3,863,436	5,492,028
Other current assets	1,300,475	1,432,717
Total current assets	22,737,557	20,981,560

Maintenance and other inventory, net	955,752	844,834
Property and equipment, net	4,882,757	4,481,953
Other assets	154,896	153,550
	$ 28,730,962	$ 26,461,897
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$ 3,740,000	$ 261,657
Accounts payable	1,842,637	3,361,742
Accrued commissions	700,458	631,221
Billings in excess of costs and estimated earnings	235,608	668,900
Other current liabilities	2,285,235	2,257,732
Total current liabilities	8,803,938	7,181,252

Long-term liabilities	283,985	283,985

Stockholders' Equity:
Common stock and additional paid-in capital	7,411,251	7,372,689
Retained earnings	14,730,771	14,122,954
	22,142,023	21,495,643
Treasury stock - at cost	(2,498,983)	(2,498,983)
Total stockholders'equity	19,643,039	18,996,660

	$ 28,730,962	$ 26,461,897

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income
	(Unaudited)
	August 31,
For the three months ended	2012	2011

Sales, net	$ 7,316,667	$ 4,572,702

Cost of goods sold	4,698,057	2,734,583

Gross profit	2,618,610	1,838,119

Selling, general and administrative expenses	1,722,673	1,285,901

Operating income	895,937	552,218

Other income, net	6,880	35,899

Income before provision for income taxes	902,817	588,117

Provision for income taxes	295,000	180,000

Net income	$ 607,817	$ 408,117

Basic and diluted earnings per common share	$ 0.18	$ 0.13

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	August 31,
For the three months ended	2012	2011

Operating activities:
Net income	$ 607,817	$ 408,117
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	127,384	128,553
Stock options issued for services	35,599	26,502
Changes in other assets and liabilities:
Accounts receivable	(2,747,163)	68,158
Inventory	(676,722)	(1,465,897)
Costs and estimated earnings in excess of billings	1,628,592	72,559
Other current assets	132,242	275,142
Accounts payable	(1,519,105)	346,473
Accrued commissions	69,237	(100,157)
Billings in excess of costs and estimated earnings	(433,292)	323,962
Other current liabilities	27,503	1,055,413
Net operating activities	(2,747,908)	1,138,825

Investing activities:
Acquisition of property and equipment	(528,188)	(410,681)
Other investing activities	(1,346)	(1,347)
Net investing activities	(529,534)	(412,028)

Financing activities:
Net short-term borrowings	3,478,343	(1,372)
Proceeds from issuance of common stock, net	2,963	2,559
Acquisition of treasury stock	-	(49,767)
Net financing activities	3,481,306	(48,580)

Net change in cash and cash equivalents	203,864	678,217

Cash and cash equivalents - beginning	73,952	2,193,534

Cash and cash equivalents - ending	$ 277,816	$ 2,871,751

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2012 and May 31, 2012, the results of operations for the three months ended August 31, 2012 and August 31, 2011, and cash flows for the three months ended August 31, 2012 and August 31, 2011. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2012. Certain amounts have been reclassified in the prior period financial statements to conform with the presentation adopted for August 31, 2012.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the three month periods ended August 31, 2012 and August 31, 2011, the net income was divided by 3,309,758 and 3,222,455, respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three month period ended August 31, 2012 are not necessarily indicative of the results to be expected for the full year.

6.	Recently issued Financial Accounting Standards Board Accounting Standards Codification guidance has either been implemented or is not significant to the Company.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2012 and 2011
Increase /
(Decrease)
Sales, net	$ 2,744,000
Cost of goods sold	$ 1,963,000
Selling, general and administrative expenses	$ 437,000
Income before provision for income taxes	$ 315,000
Provision for income taxes	$ 115,000
Net income	$ 200,000

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

For the three months ended August 31, 2012 (All figures discussed are for the three months ended August 31, 2012 as compared to the three months ended August 31, 2011.)

	Three months ended August 31		Change
	2012	2011	Amount	Percent
Net Revenue	$ 7,317,000	$ 4,573,000	$ 2,744,000	60%
Cost of sales	4,698,000	2,735,000	1,963,000	72%
Gross profit	$ 2,619,000	$ 1,838,000	$ 781 ,000	42%
… as a percentage of net revenues	36%	40%

The Company's consolidated results of operations showed a 60% increase in net revenues and an increase in net income of 49%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 63% higher than the level recorded in the prior year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 54% higher than the level recorded in the prior year. The gross profit as a percentage of net revenues for the current and prior year periods was 36% and 40%. We had 24 Projects in process during the current period compared with 38 during the same period last year.

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

	Three months ended August 31
	2012	2011
Industrial	9%	13%
Construction	65%	53%
Aerospace / Defense	26%	34%

At August 31, 2011, the Company had 132 open sales orders in our backlog with a total sales value of $21.9 million. At August 31, 2012, the Company has 12% more open sales orders in our backlog (148 orders) and the total sales value is $13.8 million or 37% less than the prior year value.

.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for three month periods ended August 31, 2012 and August 31, 2011 is as follows:

	Three months ended August 31
	2012	2011
USA	52%	48%
Asia	40%	41%
Other	8%	11%

Selling, General and Administrative Expenses

	Three months ended August 31		Change
	2012	2011	Amount	Percent
Outside Commissions	$ 279,000	$ 130,000	$ 149,000	115%
Other SG&A	1,444,000	1,156,000	288,000	25%
Total SG&A	$ 1,723,000	$ 1,286,000	$ 437,000	34%
… as a percentage of net revenues	24%	28%

Selling, general and administrative expenses increased by 34% from the prior year. Outside commission expense increased by 115% from last year's level. This fluctuation was primarily due to the significant increase in commissionable sales in the current year and in the current year there is a lower percentage of Project sales sold through our Asian Representatives net of commissions. Other selling, general and administrative expenses increased 25% from last year to this. This increase is primarily due to an increase in air-freight charges incurred in order to meet contractual obligations to deliver products on schedule along with an increase in estimated incentive compensation expense in the current period related to the higher level of sales and operating results.

The above factors resulted in operating income of $896,000 for the three months ended August 31, 2012, up 62% from the $552,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The Company recognized $36,000 and $27,000 of compensation cost for the three month periods ended August 31, 2012 and August 31, 2011.

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

	August 2012	August 2011
Risk-free interest rate:	1.875%	1.875%
Expected life of the options:	2.9 years	2.7 years
Expected share price volatility:	43%	49%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$2.46	$1.74

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the three month period ended August 31, 2012 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2012:	163,750	$6.300
Options granted:	14,500	$8.055
Options outstanding and exercisable at August 31, 2012:	178,250	$6.440
Closing value per share on NASDAQ at August 31, 2012:		$8.720

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations and bank financing.

Capital expenditures for the three months ended August 31, 2012 were $528,000 compared to $411,000 in the same period of the prior year. As of August 31, 2012, the Company has commitments for capital expenditures of $1,425,000 during the next twelve months. These purchases are related to the substantial renovation of the new buildings acquired in the fiscal year ended May 31, 2012, as discussed below.

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

The Company has available a $6,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5%, or the bank's prime rate less .25%. There is a $3,740,000 principal balance outstanding as of August 31, 2012. There was a $258,000 principal balance outstanding at May 31, 2012. The increase in the outstanding balance of the debt is primarily due to the increases in retained amounts for construction Projects included in accounts receivable, as discussed below, and the recent expenditures towards the renovation of the new buildings, as discussed above. The interest rate on the outstanding balance at August 31, 2012 is 3%. The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company’s real property. This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank’s part to lend. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress.

The Company is in compliance with restrictive covenants under the line of credit. In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

Covenant	Minimum per Covenant	Current Actual	When Measured
Minimum level of working capital	$3,000,000	$13,934,000	Quarterly
Minimum debt service coverage ratio	1.5:1	n/a	Fiscal Year-end

All of the $2,260,000 unused portion of our line of credit is available without violating any of our debt covenants.

Inventory and Maintenance Inventory

	August 31, 2012		May 31, 2012		Increase /(Decrease)
Raw materials	$ 632,000		$ 622,000		$ 10,000	2%
Work in process	7,684,000		7,112,000		572,000	8%
Finished goods	622,000		638,000		(16,000)	-3%
Inventory	8,938,000	90%	8,372,000	91%	566,000	7%
Maintenance and other inventory	956,000	10%	845,000	9%	111,000	13%
Total	$ 9,894,000	100%	$ 9,217,000	100%	$ 677,000	7%

Inventory turnover	2.0		2.7

NOTE: Inventory turnover is annualized for the three month period ended August 31, 2012

Inventory, at $8,938,000 as of August 31, 2012, is $566,000 or 7% higher than the prior year-end level of $8,372,000. Approximately 86% of the current inventory is work in process, 7% is finished goods, and 7% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. The maintenance inventory increased 13% since May 31, 2012. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $45,000 for each of the three month periods ended August 31, 2012 and August 31, 2011. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	August 31, 2012	May 31, 2012	Increase /(Decrease)
Accounts receivable	$ 8,357,000	$ 5,610,000	$ 2,747,000	49%
CIEB	3,863,000	5,492,000	(1,629,000)	-30%
Less: BIEC	236,000	669,000	(433,000)	-65%
Net	$11,984,000	$10,433,000	$ 1,551,000	15%

Number of an average day’s sales outstanding in accounts receivable	103	52

The Company combines the totals of accounts receivable, the current asset CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $8,357,000 as of August 31, 2012 includes approximately $3,385,000 of amounts retained by customers on Projects. It also includes $42,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2012 of $5,610,000 included an Allowance of $42,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 52 days at May 31, 2012 to 103 at August 31, 2012. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the first quarter of the current year is approximately 24% less than in the fourth quarter of the prior year when the Company recorded record high level of sales. The level of accounts receivable at the end of the current fiscal quarter is 49% more than at the end of the prior year. The combination of these two factors caused the DSO to increase from last year end to this quarter-end. The $2,747,000 increase in accounts receivable is primarily due to a 137% increase in the retained amounts by customers on construction Projects. The retained amounts are high at this time due to the recent completion or near completion of several Projects. It is expected that the retained amounts will be released in the normal course of the business in accordance with the related contracts. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible. The $3,863,000 balance in this account at August 31, 2012 is 30% less than the prior year-end. The Company expects to bill the entire amount during the next twelve months. 59% of the CIEB balance as of the end of the last fiscal quarter, May 31, 2012, was billed to those customers in the current fiscal quarter ended August 31, 2012. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	August 31, 2012	May 31, 2012
Costs	$ 6,300,000	$ 9,342,000
Estimated Earnings	1,462,000	2,251,000
Less: Billings to customers	3,899,000	6,101,000
CIEB	$ 3,863,000	$ 5,492,000
Number of Projects in progress	18	20

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $236,000 balance in this account at August 31, 2012 is down from the $669,000 balance at the end of the prior year. This decrease is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts. The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	August 31, 2012	May 31, 2012
Billings to customers	$ 1,006,000	$ 1,107,000
Less: Costs	521,000	328,000
Less: Estimated Earnings	249,000	110,000
BIEC	$ 236,000	$ 669,000
Number of Projects in progress	6	8

Summary of factors affecting the balances in CIEB and BIEC:

	August 31, 2012	May 31, 2012
Number of Projects in progress	24	28
Aggregate percent complete	65%	61%
Average total sales value of Projects in progress	$555,000	$715,000
Percentage of total value invoiced to customer	37%	36%

The Company's backlog of sales orders at August 31, 2012 is $13.8 million, down 21% from $17.5 million at the end of the prior year. $4.5 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,843,000 as of August 31, 2012, is 45% less than the prior year-end. The volume of purchases is lower to support the decrease in sales volume from the final quarter of fiscal 2012. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of August 31, 2012 are $700,000, up 11% from the $631,000 accrued at the prior year-end. The Company expects the current accrued amount to be paid during the next twelve months. Other current liabilities increased only slightly from the prior year-end, to $2,285,000. Payments on these liabilities will take place as scheduled within the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2012 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors
Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended August 31, 2012 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended August 31, 2012

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

June 1, 2012 -
		June 30, 2012	-	-	-

July 1, 2012 -
		July 31, 2012	-	-	-

August 1, 2012 -
		August 31, 2012	-		-
(1)
		Total	-	-	-	$419,815.00
(1) The Company has designated $419,815 of cash on hand as available for open-market purchases of its outstanding common stock.

	(d)	Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000, as such term is defined in the credit documents. On August 31, 2012, under such definition the Company's net working capital was significantly in excess of such limit. Additional information regarding the Company’s line of credit and restrictive covenants appears under the caption “Capital Resources, Lines of Credit and Long-Term Debt” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

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

* In accordance with Rule 406T(b)(2) of Regulation S-T, the interactive data files in this Report shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of August 31, 2012, the related condensed consolidated statements of income for the three months ended August 31, 2012 and August 31, 2011 and cash flows for the three months ended August 31, 2012 and August 31, 2011. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of May 31, 2012, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 7, 2012, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2012 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP

Buffalo, New York

October 11, 2012

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	October 11, 2012	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	October 11, 2012	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer