Form 10-Q
period 2012-11-30
TAYLOR DEVICES INC
filed 2013-01-14
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Yes ☐       No ☑

As of January 11, 2013, there were outstanding 3,310,677 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30,	May 31,
	2012	2012

Assets
Current assets:
Cash and cash equivalents	$ 32,808	$ 73,952
Accounts receivable, net	6,666,965	5,610,328
Inventory	9,033,483	8,372,535
Costs and estimated earnings in excess of billings	2,279,006	5,492,028
Other current assets	1,336,825	1,432,717
Total current assets	19,349,087	20,981,560

Maintenance and other inventory, net	970,869	844,834
Property and equipment, net	5,838,794	4,481,953
Other assets	156,477	153,550
	$ 26,315,227	$ 26,461,897
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$ 1,452,000	$ 261,657
Accounts payable	1,510,485	3,361,742
Accrued commissions	748,041	631,221
Billings in excess of costs and estimated earnings	131,588	668,900
Other current liabilities	1,773,917	2,257,732
Total current liabilities	5,616,031	7,181,252

Long-term liabilities	283,985	283,985

Stockholders' Equity:
Common stock and additional paid-in capital	7,414,062	7,372,689
Retained earnings	15,500,132	14,122,954
	22,914,194	21,495,643
Treasury stock - at cost	(2,498,983)	(2,498,983)
Total stockholders'equity	20,415,211	18,996,660

	$ 26,315,227	$ 26,461,897

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2012	2011	2012	2011

Sales, net	$ 6,508,172	$ 6,781,754	$ 13,824,839	$11,354,456

Cost of goods sold	4,025,199	5,129,566	8,723,256	7,864,149

Gross profit	2,482,973	1,652,188	5,101,583	3,490,307

Selling, general and administrative expenses	1,311,096	1,037,625	3,033,769	2,323,526

Operating income	1,171,877	614,563	2,067,814	1,166,781

Other income, net	(15,516)	3,178	(8,636)	39,077

Income before provision for income taxes	1,156,361	617,741	2,059,178	1,205,858

Provision for income taxes	387,000	204,000	682,000	384,000

Net income	$ 769,361	$ 413,741	$ 1,377,178	$ 821,858

Basic and diluted earnings per common share	$ 0.23	$ 0.13	$ 0.42	$ 0.25

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	November 30,
For the six months ended	2012	2011

Operating activities:
Net income	$ 1,377,178	$ 821,858
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	271,159	262,707
Stock options issued for services	35,599	26,502
Changes in other assets and liabilities:
Accounts receivable	(1,056,637)	(1,117,512)
Inventory	(786,983)	(1,889,876)
Costs and estimated earnings in excess of billings	3,213,022	(481,482)
Other current assets	95,892	232,832
Accounts payable	(1,851,257)	394,568
Accrued commissions	116,820	507,158
Billings in excess of costs and estimated earnings	(537,312)	1,121,671
Other current liabilities	(483,815)	230,362
Net operating activities	393,666	108,788

Investing activities:
Acquisition of property and equipment	(1,628,000)	(461,497)
Other investing activities	(2,927)	(2,945)
Net investing activities	(1,630,927)	(464,442)

Financing activities:
Net short-term borrowings and repayments on long-term debt	1,190,343	(2,743)
Proceeds from issuance of common stock, net	5,774	143,085
Acquisition of treasury stock	-	(49,767)
Net financing activities	1,196,117	90,575

Net change in cash and cash equivalents	(41,144)	(265,079)

Cash and cash equivalents - beginning	73,952	2,193,534

Cash and cash equivalents - ending	$ 32,808	$ 1,928,455

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2012 and May 31, 2012, the results of operations for the three and six months ended November 30, 2012 and November 30, 2011, and cash flows for the six months ended November 30, 2012 and November 30, 2011. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2012. Certain amounts have been reclassified in the prior period financial statements to conform with the presentation adopted for November 30, 2012.
2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.
3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.
4.	For the six month periods ended November 30, 2012 and November 30, 2011, the net income was divided by 3,309,924 and 3,237,093, respectively, which is net of the Treasury shares, to calculate the net income per share. For the three month periods ended November 30, 2012 and November 30, 2011, the net income was divided by 3,309,841 and 3,233,056, respectively, which is net of the Treasury shares, to calculate the net income per share.
5.	The results of operations for the three and six month periods ended November 30, 2012 are not necessarily indicative of the results to be expected for the full year.
6.	Recently issued Financial Accounting Standards Board Accounting Standards Codification guidance has either been implemented or is not significant to the Company.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2012 and 2011
Increase /
(Decrease)
Sales, net	$ 2,470,000
Cost of goods sold	$ 859,000
Selling, general and administrative expenses	$ 710,000
Income before provision for income taxes	$ 853,000
Provision for income taxes	$ 298,000
Net income	$ 555,000

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

For the six months ended November 30, 2012 (All figures discussed are for the six months ended November 30, 2012 as compared to the six months ended November 30, 2011.)

	Six months ended November 30		Change
	2012	2011	Amount	Percent
Net Revenue	$ 13,825,000	$ 11,355,000	$ 2,470,000	22%
Cost of sales	8,723,000	7,864,000	859,000	11%
Gross profit	$ 5,102,000	$ 3,491,000	$ 1,611,000	46%
… as a percentage of net revenues	37%	31%

The Company's consolidated results of operations showed a 22% increase in net revenues and an increase in net income of 68%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 13% higher than the level recorded in the prior year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 44% higher than the level recorded in the prior year. The gross profit as a percentage of net revenues for the current and prior year periods was 37% and 31%. We had 42 Projects in process during the current period compared with 52 during the same period last year.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Six months ended November 30
	2012	2011
Industrial	10%	8%
Construction	64%	64%
Aerospace / Defense	26%	28%

At November 30, 2011, the Company had 108 open sales orders in our backlog with a total sales value of $25.5 million. At November 30, 2012, the Company has 31% more open sales orders in our backlog (142 orders) and the total sales value is $13.0 million or 49% less than the prior year value. Last year’s backlog included a small number of orders, with high sales values, for a single customer to provide seismic protection to buildings in Asia.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for three month periods ended November 30, 2012 and November 30, 2011 is as follows:

	Six months ended November 30
	2012	2011
USA	57%	41%
Asia	38%	50%
Other	5%	9%

Selling, General and Administrative Expenses

	Six months ended November 30		Change
	2012	2011	Amount	Percent
Outside Commissions	$ 562,000	$ 456,000	$ 106,000	23%
Other SG&A	2,472,000	1,868,000	604,000	32%
Total SG&A	$ 3,034,000	$ 2,324,000	$ 710,000	31%
… as a percentage of net revenues	22%	20%

Selling, general and administrative expenses increased by 31% from the prior year. Outside commission expense increased by 23% from last year's level. This fluctuation was primarily due to: 1.) the significant increase in commissionable sales in the current year, and, 2.) in the current year there is a lower percentage of Project sales sold through our Asian Representatives net of commissions. Other selling, general and administrative expenses increased 32% from last year to this. This increase is primarily due to an increase in air-freight charges incurred in order to meet contractual obligations to deliver products on schedule along with an increase in estimated incentive compensation expense in the current period related to the higher level of sales and operating results.

The above factors resulted in operating income of $2,068,000 for the six months ended November 30, 2012, up 77% from the $1,167,000 in the same period of the prior year.

Summary comparison of the three months ended November 30, 2012 and 2011
Increase /
(Decrease)
Sales, net	$ (274,000)
Cost of goods sold	$ (1,105,000)
Selling, general and administrative expenses	$ 273,000
Income before provision for income taxes	$ 539,000
Provision for income taxes	$ 183,000
Net income	$ 356,000

For the three months ended November 30, 2012 (All figures discussed are for the three months ended November 30, 2012 as compared to the three months ended November 30, 2011.)

	Three months ended November 30		Change
	2012	2011	Amount	Percent
Net Revenue	$ 6,508,000	$ 6,782,000	$ (274,000)	-4%
Cost of sales	4,025,000	5,130,000	(1,105,000)	-22%
Gross profit	$ 2,483,000	$ 1,652,000	$ 831 ,000	50%
… as a percentage of net revenues	38%	24%

The Company's consolidated results of operations showed a 4% decrease in net revenues and an increase in net income of 86%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 18% lower than the level recorded in the prior year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 36% higher than the level recorded in the prior year. The gross profit as a percentage of net revenues for the current and prior year periods was 38% and 24%. We had 31 Projects in process during the current period compared with 44 during the same period last year. The gross profit in the current year was positively affected by the increase in the percentage of sales to customers in North America where the market conditions and the level of competition are more favorable to the Company than in sections of Asia. Please refer to the chart, below, which shows the breakdown of sales by geographic region.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended November 30
	2012	2011
Industrial	10%	6%
Construction	64%	71%
Aerospace / Defense	26%	23%

Net revenue by geographic region, as a percentage of total net revenue for three month periods ended November 30, 2012 and November 30, 2011 is as follows:

	Three months ended November 30
	2012	2011
USA	62%	36%
Asia	36%	57%
Other	2%	7%

Selling, General and Administrative Expenses

	Three months ended November 30		Change
	2012	2011	Amount	Percent
Outside Commissions	$ 283,000	$ 326,000	$ (43,000)	- 13%
Other SG&A	1,028,000	712,000	316,000	44%
Total SG&A	$ 1,311,000	$ 1,038,000	$ 273,000	26%
… as a percentage of net revenues	20%	15%

Selling, general and administrative expenses increased by 26% from the prior year. Outside commission expense decreased by 13% from last year's level. This fluctuation was primarily due to the decrease in commissionable sales in the current year. Other selling, general and administrative expenses increased 44% from last year to this. This increase is primarily due to an increase in air-freight charges incurred in order to meet contractual obligations to deliver products on schedule.

The above factors resulted in operating income of $1,172,000 for the three months ended November 30, 2012, up 91% from the $615,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The Company recognized $36,000 and $27,000 of compensation cost for the six month periods ended November 30, 2012 and November 30, 2011.

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

	November 2012	November 2011
Risk-free interest rate:	1.875%	1.875%
Expected life of the options:	2.9 years	2.7 years
Expected share price volatility:	43%	49%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$2.46	$1.74

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the six month period ended November 30, 2012 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2012:	163,750	$6.300
Options granted:	14,500	$8.055
Options expired:	1,500	$6.170
Options outstanding and exercisable at November 30, 2012:	176,750	$6.440
Closing value per share on NASDAQ at November 30, 2012:		$8.150

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

Capital expenditures for the six months ended November 30, 2012 were $1,628,000 compared to $461,000 in the same period of the prior year. As of November 30, 2012, the Company has commitments for capital expenditures of $690,000 during the next twelve months. These expenditures are construction costs contracted to renovate a recently acquired building which will house the Company’s machining operations, as discussed below.

In December 2011, the Company closed on its purchase of three industrial buildings in the City of North Tonawanda, NY. The location of the site is 1.4 miles from the Company’s existing facilities on Tonawanda Island. In February 2012, the Company closed on its purchase of vacant lots adjacent to the new facilities. The combined real estate of the new parcel totals 9+ acres.

The additional manufacturing space is needed to address overcrowding of the Company’s large parts machining and assembly areas due to increased sales of large seismic protection products. Total area of the three buildings is 46,000 square feet, which more than doubles the Company’s current manufacturing space.

Two of the three buildings are now occupied and the Company’s painting operations have been relocated to the facility. When the remaining building is fully renovated, the Company’s production machinery will be relocated from the Company’s Tonawanda Island site, and large overhead cranes will be installed to move large parts from machine to machine. The Company plans to move all machining and metalworking operations to the new site. This will allow the former machining areas at the existing Tonawanda Island site to house greatly expanded assembly and product testing areas. All corporate and engineering offices will be unaffected by the change and will remain on Tonawanda Island.

The renovations and modifications to the buildings are extensive, with a total construction cost of $2.7 million. The Company anticipates that its current cash and bank line of credit resources will be sufficient for that purpose.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The Company has available a $6,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5%, or the bank's prime rate less .25%. There is a $1,452,000 principal balance outstanding as of November 30, 2012. There was a $258,000 principal balance outstanding at May 31, 2012. The increase in the outstanding balance of the debt is primarily due to the increases in retained amounts for construction Projects included in accounts receivable, as discussed below, and the recent expenditures towards the renovation of the new buildings, as discussed above. The interest rate on the outstanding balance at November 30, 2012 is 3%. The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company’s real property. This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank’s part to lend. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress.

The Company is in compliance with restrictive covenants under the line of credit. In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

Covenant	Minimum per Covenant	Current Actual	When Measured
Minimum level of working capital	$3,000,000	$13,733,000	Quarterly
Minimum debt service coverage ratio	1.5:1	n/a	Fiscal Year-end

All of the $4,548,000 unused portion of our line of credit is available without violating any of our debt covenants.

Inventory and Maintenance Inventory

	November 30, 2012		May 31, 2012		Increase /(Decrease)
Raw materials	$ 626,000		$ 622,000		$ 4,000	1%
Work in process	7,893,000		7,112,000		781,000	11%
Finished goods	514,000		638,000		(124,000)	-19%
Inventory	9,033,000	90%	8,372,000	91%	661,000	8%
Maintenance and other inventory	971,000	10%	845,000	9%	126,000	15%
Total	$10,004,000	100%	$ 9,217,000	100%	$ 787,000	9%

Inventory turnover	1.8		2.7

NOTE: Inventory turnover is annualized for the six month period ended November 30, 2012

Inventory, at $9,033,000 as of November 30, 2012, is $661,000 or 8% higher than the prior year-end level of $8,372,000. Approximately 87% of the current inventory is work in process, 6% is finished goods, and 7% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. The maintenance inventory increased 15% since May 31, 2012. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $90,000 for each of the six month periods ended November 30, 2012 and November 30, 2011. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	November 30, 2012	May 31, 2012	Increase /(Decrease)
Accounts receivable	$ 6,667,000	$ 5,610,000	$ 1,057,000	19%
CIEB	2,279,000	5,492,000	(3,213,000)	-59%
Less: BIEC	132,000	669,000	(537,000)	-80%
Net	$ 8,814,000	$10,433,000	$(1,619,000)	-16%

Number of an average day’s sales outstanding in accounts receivable	92	52

The Company combines the totals of accounts receivable, the current asset CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $6,667,000 as of November 30, 2012 includes approximately $2,402,000 of amounts retained by customers on Projects. It also includes $42,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2012 of $5,610,000 included an Allowance of $42,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 52 days at May 31, 2012 to 92 at November 30, 2012. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the second quarter of the current fiscal year is approximately 33% less than in the fourth quarter of the prior year when the Company recorded record high level of sales. The level of accounts receivable at the end of the current fiscal quarter is 19% more than at the end of the prior year. The combination of these two factors caused the DSO to increase from last year end to this quarter-end. The $1,057,000 increase in accounts receivable is primarily due to a 68% increase in the retained amounts by customers on construction Projects. The retained amounts are high at this time due to the recent completion or near completion of several Projects. It is expected that the retained amounts will be released in the normal course of the business in accordance with the related contracts. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible. The $2,279,000 balance in this account at November 30, 2012 is 59% less than the prior year-end. The Company expects to bill the entire amount during the next twelve months. 68% of the CIEB balance as of the end of the last fiscal quarter, August 31, 2012, was billed to those customers in the current fiscal quarter ended November 30, 2012. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	November 30, 2012	May 31, 2012
Costs	$ 3,485,000	$ 9,342,000
Estimated Earnings	941,000	2,251,000
Less: Billings to customers	2,147,000	6,101,000
CIEB	$ 2,279,000	$ 5,492,000
Number of Projects in progress	13	20

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $132,000 balance in this account at November 30, 2012 is down from the $669,000 balance at the end of the prior year. This decrease is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts. The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	November 30, 2012	May 31, 2012
Billings to customers	$ 220,000	$ 1,107,000
Less: Costs	71,000	328,000
Less: Estimated Earnings	17,000	110,000
BIEC	$ 132,000	$ 669,000
Number of Projects in progress	4	8

Summary of factors affecting the balances in CIEB and BIEC:

	November 30, 2012	May 31, 2012
Number of Projects in progress	17	28
Aggregate percent complete	60%	61%
Average total sales value of Projects in progress	$433,000	$715,000
Percentage of total value invoiced to customer	32%	36%

The Company's backlog of sales orders at November 30, 2012 is $13 million, down 26% from $17.5 million at the end of the prior year. $2.9 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,510,000 as of November 30, 2012, is 55% less than the prior year-end. The volume of purchases is lower to because sales volume decreased from the final quarter of fiscal 2012. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of November 30, 2012 are $748,000, up 19% from the $631,000 accrued at the prior year-end. The Company expects the current accrued amount to be paid during the next twelve months. Other current liabilities decreased 21% from the prior year-end, to $1,774,000. This is primarily due to a lower level of customer advance payments and lower level of accrued incentive compensation expense. Payments on these liabilities will take place as scheduled within the next twelve months.

Management believes the Company's cash flows from operations and borrowing capacity under the bank line of credit is sufficient to fund ongoing operations, capital improvements and share repurchases (if any) for the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information called for by this item.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2012 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended November 30, 2012 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended November 30, 2012

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

September 1, 2012 -
		September 30, 2012	-	-	-

October 1, 2012 -
		October 31, 2012	-	-	-

November 1, 2012 -
		November 30, 2012	-		-
(1)
		Total	-	-	-	$419,815.00

(1) On November 2, 2012, the Board of Directors of the Registrant voted unanimously to continue the share repurchase agreement, authorized by the Board in 2010, with Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") under which the Company repurchases shares of its common stock. The Company has designated $419,815 of cash on hand as available for open-market purchases. To date, a total of 15,600 shares have been purchased at an average price per share of $5.14. Repurchases are made by MLPF&S for the benefit of the Registrant.

	(d)	Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000, as such term is defined in the credit documents. On November 30, 2012, under such definition the Company's net working capital was significantly in excess of such limit. Additional information regarding the Company’s line of credit and restrictive covenants appears under the caption “Capital Resources, Line of Credit and Long-Term Debt” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported

None

	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

None

ITEM 6	Exhibits
	20	News from Taylor Devices, Inc. Shareholder Letter, Winter 2012-2013.
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.
	101.INS*	XBRL Instance Document
	101.SCH*	XBRL Taxonomy Extension Schema Document
	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of November 30, 2012, the related condensed consolidated statements of income for the three and six months ended November 30, 2012 and November 30, 2011 and cash flows for the six months ended November 30, 2012 and November 30, 2011. These interim financial statements are the responsibility of the Company's management.

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

January 14, 2013

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	January 14, 2013	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	January 14, 2013	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer