Form 10-Q
period 2013-02-28
TAYLOR DEVICES INC
filed 2013-04-11
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Yes ☐       No ☑

As of April 11, 2013, there were outstanding 3,311,035 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	February 28,	May 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$ 355,299	$ 73,952
Accounts receivable, net	4,606,307	5,610,328
Inventory	9,007,269	8,372,535
Costs and estimated earnings in excess of billings	1,878,562	5,492,028
Other current assets	1,294,059	1,432,717
Total current assets	17,141,496	20,981,560

Maintenance and other inventory, net	1,080,110	844,834
Property and equipment, net	6,229,946	4,481,953
Other assets	157,740	153,550
	$ 24,609,292	$ 26,461,897
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$ -	$ 261,657
Accounts payable	1,248,169	3,361,742
Accrued commissions	490,765	631,221
Billings in excess of costs and estimated earnings	72,300	668,900
Other current liabilities	1,473,424	2,257,732
Total current liabilities	3,284,658	7,181,252

Long-term liabilities	283,985	283,985

Stockholders' Equity:
Common stock and additional paid-in capital	7,416,985	7,372,689
Retained earnings	16,122,647	14,122,954
	23,539,632	21,495,643
Treasury stock - at cost	(2,498,983)	(2,498,983)
Total stockholders’ equity	21,040,649	18,996,660

	$ 24,609,292	$ 26,461,897

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

Sales, net	$ 5,752,940	$ 8,008,836	$ 19,577,779	$19,363,292

Cost of goods sold	3,690,216	5,700,759	12,413,472	13,564,908

Gross profit	2,062,724	2,308,077	7,164,307	5,798,384

Selling, general and administrative expenses	1,130,179	1,553,704	4,163,948	3,877,230

Operating income	932,545	754,373	3,000,359	1,921,154

Other income (expense), net	(2,030)	14,840	(10,666)	53,917

Income before provision for income taxes	930,515	769,213	2,989,693	1,975,071

Provision for income taxes	308,000	255,000	990,000	639,000

Net income	$ 622,515	$ 514,213	$ 1,999,693	$ 1,336,071

Basic and diluted earnings per common share	$ 0.19	$ 0.16	$ 0.60	$ 0.41

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	February 28,	February 29,
For the nine months ended	2013	2012

Operating activities:
Net income	$ 1,999,693	$ 1,336,071
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	415,989	383,677
Stock options issued for services	35,599	26,502
Changes in other assets and liabilities:
Accounts receivable	1,004,021	(1,310,962)
Inventory	(870,010)	(2,639,345)
Costs and estimated earnings in excess of billings	3,613,466	(1,300,691)
Other current assets	138,658	159,594
Accounts payable	(2,113,573)	1,278,865
Accrued commissions	(140,456)	258,537
Billings in excess of costs and estimated earnings	(596,600)	636,400
Other current liabilities	(784,308)	387,084
Net operating activities	2,702,479	(784,268)

Investing activities:
Acquisition of property and equipment	(2,163,982)	(940,391)
Other investing activities	(4,190)	(4,231)
Net investing activities	(2,168,172)	(944,622)

Financing activities:
Net short-term borrowings and repayments on long-term debt	(261,657)	(4,114)
Proceeds from issuance of common stock, net	8,697	230,666
Acquisition of treasury stock	-	(49,767)
Net financing activities	(252,960)	176,785

Net change in cash and cash equivalents	281,347	(1,552,105)

Cash and cash equivalents - beginning	73,952	2,193,534

Cash and cash equivalents - ending	$ 355,299	$ 641,429

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2013 and May 31, 2012, the results of operations for the three and nine months ended February 28, 2013 and February 29, 2012, and cash flows for the nine months ended February 28, 2013 and February 29, 2012. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2012. Certain amounts have been reclassified in the prior period financial statements to conform with the presentation adopted for February 28, 2013.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the nine month periods ended February 28, 2013 and February 29, 2012, the net income was divided by 3,310,171 and 3,249,471, respectively, which is net of the Treasury shares, to calculate the net income per share. For the three month periods ended February 28, 2013 and February 29, 2012, the net income was divided by 3,310,048 and 3,243,282, respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three and nine month periods ended February 28, 2013 are not necessarily indicative of the results to be expected for the full year.

6.	Recently issued Financial Accounting Standards Board Accounting Standards Codification guidance has either been implemented or is not significant to the Company.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the nine months ended February 28, 2013 and February 29, 2012
Increase /
(Decrease)
Sales, net	$ 214,000
Cost of goods sold	$ (1,151,000)
Selling, general and administrative expenses	$ 287,000
Income before provision for income taxes	$ 1 015,000
Provision for income taxes	$ 351,000
Net income	$ 664,000

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

For the nine months ended February 28, 2013 (All figures discussed are for the nine months ended February 28, 2013 as compared to the nine months ended February 29, 2012.)

	Nine months ended		Change
	February 28, 2013	February 29, 2012	Amount	Percent
Net Revenue	$ 19,578,000	$ 19,363,000	$ 215,000	1%
Cost of sales	12,414,000	13,565,000	(1,151,000)	-8%
Gross profit	$ 7,164,000	$ 5,798,000	$ 1,366,000	24%
… as a percentage of net revenues	37%	30%

The Company's consolidated results of operations showed a 1% increase in net revenues and an increase in net income of 50%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 15% lower than the level recorded in the prior year. We had 52 Projects in process during the current period compared with 66 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 50% higher than the level recorded in the prior year. Total sales within the U.S. increased 40% from the same period last year. Total sales to Asia are down 18% from the record high level recorded in the same period of the prior year. Sales increases over the same period last year to customers in aerospace / defense (21%) and industrial (29%) were off-set by a decline in sales to customers involved in construction of buildings and bridges (9%) The gross profit as a percentage of net revenues for the current and prior year periods was 37% and 30%. The gross profit in the current year was positively affected by the increase in the percentage of sales to customers in aerospace / defense because the level of competition is more favorable to the Company than in sales to customers involved in construction of buildings and bridges. Please refer to the charts, below, which show the breakdown of sales.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Nine months ended
	February 28, 2013	February 29, 2012
Industrial	9%	7%
Construction	62%	69%
Aerospace / Defense	29%	24%

At February 29, 2012, the Company had 140 open sales orders in our backlog with a total sales value of $23 million. At February 28, 2013, the Company has 5% fewer open sales orders in our backlog (133 orders) and the total sales value is $11.7 million or 49% less than the prior year value. Last year’s backlog included a small number of orders for a single customer with a high aggregate sales value, to provide seismic protection to buildings in Asia.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for nine month periods ended February 28, 2013 and February 29, 2012 is as follows:

	Nine months ended
	February 28, 2013	February 29, 2012
USA	53%	38%
Asia	43%	53%
Other	4%	9%

Selling, General and Administrative Expenses

	Nine months ended		Change
	February 28, 2013	February 29, 2012	Amount	Percent
Outside Commissions	$ 724,000	$ 811,000	$ (87,000)	- 11%
Other SG&A	3,440,000	3,066,000	374,000	12%
Total SG&A	$ 4,164,000	$ 3,877,000	$ 287,000	7%
… as a percentage of net revenues	21%	20%

Selling, general and administrative expenses increased by 7% from the prior year. Outside commission expense decreased by 11% from last year's level. Other selling, general and administrative expenses increased 12% from last year to this. This increase is primarily due to an increase in air-freight charges incurred in order to meet contractual obligations to deliver products on schedule.

The above factors resulted in operating income of $3,000,000 for the nine months ended February 28, 2013, up 56% from the $1,921,000 in the same period of the prior year.

Summary comparison of the three months ended February 28, 2013 and February 29, 2012
Increase /
(Decrease)
Sales, net	$ (2,256,000)
Cost of goods sold	$ (2,011,000)
Selling, general and administrative expenses	$ (424,000)
Income before provision for income taxes	$ 161,000
Provision for income taxes	$ 53,000
Net income	$ 108,000

For the three months ended February 28, 2013 (All figures discussed are for the three months ended February 28, 2013 as compared to the three months ended February 29, 2012.)

	Three months ended		Change
	February 28, 2013	February 29, 2012	Amount	Percent
Net Revenue	$ 5,753,000	$ 8,009,000	$(2,256,000)	-28%
Cost of sales	3,690,000	5,701,000	(2,011,000)	-35%
Gross profit	$ 2,063,000	$ 2,308,000	$ (245,000)	-11%
… as a percentage of net revenues	36%	29%

The Company's consolidated results of operations showed a 28% decrease in net revenues and an increase in net income of 21%. Revenues recorded in the current period for Project were 50% lower than the level recorded in the prior year. We had 27 Projects in process during the current period compared with 44 during the same period last year. Revenues recorded in the current period for non-projects were 61% higher than the level recorded in the prior year. Total sales within the U.S. were down only slightly from the same period last year. Total sales to Asia are down 29% from the record high level recorded in the same period of the prior year. Sales increases over the same period last year to customers in aerospace / defense (34%) and industrial (20%) were over-shadowed by a decline in sales to customers involved in construction of buildings and bridges (46%) The gross profit as a percentage of net revenues for the current and prior year periods was 36% and 29%. The gross profit in the current year was positively affected by the increase in the percentage of sales to customers in aerospace / defense because the level of competition is more favorable to the Company than in sales to customers involved in construction of buildings and bridges. Please refer to the charts, below, which show the breakdown of sales.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended
	February 28, 2013	February 29, 2012
Industrial	9%	4%
Construction	57%	77%
Aerospace / Defense	34%	19%

Net revenue by geographic region, as a percentage of total net revenue for three month periods ended February 28, 2013 and February 29, 2012 is as follows:

	Three months ended
	February 28, 2013	February 29, 2012
USA	43%	34%
Asia	56%	57%
Other	1%	9%

Selling, General and Administrative Expenses

	Three months ended		Change
	February 28, 2013	February 29, 2012	Amount	Percent
Outside Commissions	$ 163,000	$ 355,000	$ (192,000)	-54%
Other SG&A	967,000	1,199,000	(232,000)	-19%
Total SG&A	$ 1,130,000	$ 1,554,000	$ (424,000)	-27%
… as a percentage of net revenues	20%	17%

Selling, general and administrative expenses decreased by 27% from the prior year. Outside commission expense decreased by 54% from last year's level. This fluctuation was due to the decrease in commissionable sales in the current year. Other selling, general and administrative expenses decreased 19% from last year to this. This decrease is primarily due to an decrease in air-freight charges incurred in the prior period in order to meet contractual obligations to deliver products on schedule, which was not necessary in the current quarter.

The above factors resulted in operating income of $933,000 for the three months ended February 28, 2013, up 24% from the $754,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The Company recognized $36,000 and $27,000 of compensation cost for the nine month periods ended February 28, 2013 and February 29, 2012.

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

The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

	February 2013	February 2012
Risk-free interest rate:	1.875%	1.875%
Expected life of the options:	2.9 years	2.7 years
Expected share price volatility:	43%	49%
Expected dividends:	Zero	Zero

These assumptions resulted in estimated fair-market value per stock option:	$2.46	$1.74

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the nine month period ended February 28, 2013 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2012:	163,750	$6.30
Options granted:	14,500	$8.06
Options expired:	1,500	$6.17
Options outstanding and exercisable at February 28, 2013:	176,750	$6.44
Closing value per share on NASDAQ at February 28, 2013:		$8.82

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

Capital expenditures for the nine months ended February 28, 2013 were $2,164,000 compared to $940,000 in the same period of the prior year. As of February 28, 2013, the Company has commitments for capital expenditures of $1,225,000 during the next twelve months. These expenditures are construction costs contracted to renovate recently acquired buildings which will house the Company’s machining operations, as discussed below.

In December 2011, the Company closed on its purchase of three industrial buildings in the City of North Tonawanda, NY. The location of the site is 1.4 miles from the Company’s existing facilities on Tonawanda Island. In February 2012, the Company closed on its purchase of vacant lots adjacent to the new facilities. The combined real estate of the new parcel totals 9+ acres.

The additional manufacturing space is needed to address overcrowding of the Company’s large parts machining and assembly areas due to increased sales. Total area of the three buildings is 46,000 square feet, which more than doubles the Company’s current manufacturing space.

Two of the three buildings are now occupied and the Company’s painting operations have been relocated to the facility. Work continues on the third building, which is expected to be completed in the summer of 2013. When the remaining building is fully renovated, the Company’s production machinery will be relocated from the Company’s Tonawanda Island site, and large overhead cranes will be installed to move large parts from machine to machine. The Company plans to move all machining and metalworking operations to the new site in the autumn of 2013. This will allow the former machining areas at the existing Tonawanda Island site to house greatly expanded assembly and product testing areas. All corporate and engineering offices will be unaffected by the change and will remain on Tonawanda Island.

The renovations and modifications to the buildings are extensive, with a total construction cost of $2.9 million. The Company anticipates that its current cash and bank line of credit resources will be sufficient for that purpose.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The Company has available a $6,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5%, or the bank's prime rate less .25%. There is no balance outstanding as of February 28, 2013. There was a $258,000 principal balance outstanding at May 31, 2012. The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company’s real property. This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank’s part to lend. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress.

The Company is in compliance with restrictive covenants under the line of credit. In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

Covenant	Minimum per Covenant	Current Actual	When Measured
Minimum level of working capital	$3,000,000	$13,857,000	Quarterly
Minimum debt service coverage ratio	1.5:1	n/a	Fiscal Year-end

All of the $6,000,000 unused portion of our line of credit is available without violating any of our debt covenants.

Inventory and Maintenance Inventory

	February 28, 2013		May 31, 2012		Increase /(Decrease)
Raw materials	$ 607,000		$ 622,000		$ (15,000)	-2%
Work in process	7,835,000		7,112,000		723,000	10%
Finished goods	565,000		638,000		(73,000)	-11%
Inventory	9,007,000	89%	8,372,000	91%	635,000	8%
Maintenance and other inventory	1,080,000	11%	845,000	9%	235,000	28%
Total	$10,087,000	100%	$ 9,217,000	100%	$ 870,000	9%

Inventory turnover	1.7		2.7

NOTE: Inventory turnover is annualized for the nine month period ended February 28, 2013.

Inventory, at $9,007,000 as of February 28, 2013, is $635,000 or 8% higher than the prior year-end level of $8,372,000. Approximately 87% of the current inventory is work in process, 6% is finished goods, and 7% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. The maintenance inventory increased 28% since May 31, 2012. This increase is primarily due to a concerted effort to reduce the lead-time and increase sales of our products used in seismic protection by maintaining stock of certain materials used in production of standard seismic units. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $135,000 for each of the nine month periods ended February 28, 2013 and February 29, 2012. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	February 28, 2013	May 31, 2012	Increase /(Decrease)
Accounts receivable	$ 4,606,000	$ 5,610,000	$ (1,004,000)	18%
CIEB	1,879,000	5,492,000	(3,613,000)	-66%
Less: BIEC	72,000	669,000	(597,000)	-89%
Net	$ 6,413,000	$10,433,000	$(4,020,000)	-39%

Number of an average day’s sales outstanding in accounts receivable	72	52

The Company combines the totals of accounts receivable, the current asset CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $4,606,000 as of February 28, 2013 includes approximately $415,000 of amounts retained by customers on Projects. It also includes $42,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2012 of $5,610,000 included an Allowance of $42,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 52 days at May 31, 2012 to 72 at February 28, 2013. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the third quarter of the current fiscal year is approximately 40% less than in the fourth quarter of the prior year when the Company recorded record high level of sales. The level of accounts receivable at the end of the current fiscal quarter is 18% less than at the end of the prior year. The net effect of these two factors caused the DSO to increase from last year end to this quarter-end. The $1,004,000 decrease in accounts receivable is primarily due to an 83% decrease in the retained amounts by customers on construction Projects along with a 40% decrease in the level of sales from the fourth quarter of the prior year compared with the third quarter of the current year. The retained amounts are lower at this time due to the recent collection of retained amounts following completion of several Projects. It is expected that the retained amounts will be released in the normal course of the business in accordance with the related contracts. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible. The $1,879,000 balance in this account at February 28, 2013 is 66% less than the prior year-end. The Company expects to bill the entire amount during the next twelve months. 69% of the CIEB balance as of the end of the last fiscal quarter, August 31, 2012, was billed to those customers in the current fiscal quarter ended February 28, 2013. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	February 28, 2013	May 31, 2012
Costs	$ 2,112,000	$ 9,342,000
Estimated Earnings	697,000	2,251,000
Less: Billings to customers	930,000	6,101,000
CIEB	$ 1,879,000	$ 5,492,000
Number of Projects in progress	13	20

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $72,000 balance in this account at February 28, 2013 is down from the $669,000 balance at the end of the prior year. This decrease is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	February 28, 2013	May 31, 2012
Billings to customers	$ 270,000	$ 1,107,000
Less: Costs	164,000	328,000
Less: Estimated Earnings	34,000	110,000
BIEC	$ 72,000	$ 669,000
Number of Projects in progress	2	8

Summary of factors affecting the balances in CIEB and BIEC:

	February 28, 2013	May 31, 2012
Number of Projects in progress	15	28
Aggregate percent complete	44%	61%
Average total sales value of Projects in progress	$434,000	$715,000
Percentage of total value invoiced to customer	18%	36%

The Company's backlog of sales orders at February 28, 2013 is $11.7 million, down 33% from $17.5 million at the end of the prior year. $3.5 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,248,000 as of February 28, 2013, is 63% less than the prior year-end. The volume of purchases is lower because sales volume decreased from the final quarter of fiscal 2012. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of February 28, 2013 are $491,000, down 22% from the $631,000 accrued at the prior year-end. The Company expects the current accrued amount to be paid during the next twelve months. Other current liabilities decreased 35% from the prior year-end, to $1,473,000. This is primarily due to a lower level of customer advance payments, lower level of accrued incentive compensation expense and a lower level of customer charge-backs on open Projects. Payments on these liabilities will take place as scheduled within the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of February 28, 2013 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended February 28, 2013 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended February 28, 2013

	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

December 1, 2012 -
	December 31, 2012	-	-	-

January 1, 2013 -
	January 31, 2013	-	-	-

February 1, 2013 -
	February 28, 2013	-		-
(1)
	Total	-	-	-	$419,815.00

(1) On November 2, 2012, the Board of Directors of the Registrant voted unanimously to continue the share repurchase agreement, authorized by the Board in 2010, with Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") under which the Company repurchases shares of its common stock. The Company has designated $419,815 of cash on hand as available for open-market purchases. Since Board authorization in 2010, a total of 15,600 shares have been purchased at an average price per share of $5.14. Repurchases are made by MLPF&S for the benefit of the Registrant.

	(d)	Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000, as such term is defined in the credit documents. On February 28, 2013, under such definition the Company's net working capital was significantly in excess of such limit. Additional information regarding the Company’s line of credit and restrictive covenants appears under the caption “Capital Resources, Line of Credit and Long-Term Debt” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported

None

	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

None

ITEM 6	Exhibits
	20	News from Taylor Devices, Inc. Shareholder Letter, Spring 2013.
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.
	101.INS*	XBRL Instance Document
	101.SCH*	XBRL Taxonomy Extension Schema Document
	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of February 28, 2013, the related condensed consolidated statements of income for the three and nine months ended February 28, 2013 and February 29, 2012 and cash flows for the nine months ended February 28, 2013 and February 29, 2012. These interim financial statements are the responsibility of the Company's management.

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

April 11, 2013

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	April 11, 2013	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	April 11, 2013	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer