Form 10-K
period 2013-05-31
TAYLOR DEVICES INC
filed 2013-08-29
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter on November 30, 2012 is $26,979,000.

The number of shares outstanding of each of the registrant's classes of common stock as of August 13, 2013: 3,341,385.

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

The Company's principal competitor for the manufacture of products in the aerospace and commercial aerospace industries field is UTC Aerospace Systems Division of United Technologies in Ft. Worth, Texas. While the Company is competitive with this company in the areas of pricing, warranty and product performance, due to limited financing and manufacturing facilities, the Company cannot compete in the area of volume production.

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

Dependence Upon Major Customers

Sales to one customer, Sinodynamics Enterprise Co., Ltd., approximated 29% of net sales for 2013. The loss of this customer, unless the business is replaced by the Company, could result in an adverse effect on the results for the Company.

Patents, Trademarks and Licenses

The Company holds approximately 13 patents expiring at different times until the year 2031.

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales. The Company has no inventory out on consignment and no consignment sales for the years ended May 31, 2013 and 2012. No extended payment terms are offered. During the year ended May 31, 2013, delivery time after receipt of orders averaged 8 to 10 weeks for the Company's standard products. Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects using custom designed components of the Company.

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

Research and Development

The Company does not generally engage in major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the federal government. The Company, however, engages in research testing of its products. For the fiscal years ended May 31, 2013 and 2012, the Company expended $300,000 and $422,000, respectively, on manufacturing research. For the years ended May 31, 2013 and 2012, defense sponsored research and development totaled $163,000 and $119,000, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2013, the Company had 102 employees, including three executive officers, and four part time employees. The Company has good relations with its employees.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

The Company's production facilities occupy approximately six acres on Tonawanda Island in North Tonawanda, New York and are comprised of four interconnected buildings and two adjacent buildings. The production facilities consist of a small parts plant (approximately 4,400 square feet), a large parts plant (approximately 13,500 square feet), and include a facility of approximately 7,000 square feet comprised of a test facility, storage area, pump area and the Company's general offices. One adjacent building is a 17,000 square foot seismic assembly test facility. Another adjacent building (approximately 2,000 square feet) is used as a training facility. These facilities total more than 45,000 square feet. Adjacent to these facilities, the Company has a remote test facility used for shock testing. This state-of-the-art test facility is 1,200 square feet. The small parts plant consists of a complete small machine shop and tool room that produces all of the Company's product items which are less than two inches in diameter. The large parts plant consists of a complete large machine shop and tool room. Both plants contain custom-built machinery for boring, deep-hole drilling and turning of parts.

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

The Company leases a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet at $975 per month. The warehouse is located approximately one-quarter mile from the above-referenced production facilities and office space. The total rental expense incurred by the Company for this facility in fiscal 2013 was $11,700. The Company also leases a separate facility for painting, packaging and shipping from an unrelated third party, consisting of approximately 12,600 square feet at $5,292 per month. The facility is located in the Town of Tonawanda, New York, approximately four miles from the above-referenced production facilities and office space. The total rental expense incurred by the Company for this facility in fiscal 2013 was $63,504. The Company terminated the lease on this facility in June 2013 as all operations which were performed at this leased facility were moved to the recently renovated facilities, noted below.

The Company owns three additional industrial buildings on nine acres of land in the City of North Tonawanda located 1.4 miles from the Company’s headquarters on Tonawanda Island. Total area of the three buildings is 46,000 square feet. Two of the three buildings are now occupied and the Company’s painting operations have been relocated to the facility. Work continues on the third building, which is expected to be completed in the summer of 2013. When the remaining building is fully renovated, the Company’s production machinery will be relocated from the Company’s Tonawanda Island site, and large overhead cranes will be installed to move large parts from machine to machine. The Company plans to move all machining and metalworking operations to the new site in the autumn of 2013. This will allow the former machining areas at the existing Tonawanda Island site to house greatly expanded assembly and product testing areas. All corporate and engineering offices will be unaffected by the change and will remain on Tonawanda Island.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

The Company's Common Stock trades on the NASDAQ Capital Market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") stock market under the symbol TAYD. The high and low sales information noted below for the quarters of fiscal year 2013 and fiscal year 2012 were obtained from NASDAQ.

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	9.58	7.81	6.75	5.00
Second Quarter	9.10	7.24	9.00	6.17
Third Quarter	9.73	7.69	11.50	6.53
Fourth Quarter	9.00	7.58	12.18	8.51

Holders

As of August 13, 2013, the number of issued and outstanding shares of Common Stock was 3,341,385 and the approximate number of record holders of the Company's Common Stock was 732. Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

Dividends

No cash or stock dividends have been declared during the last two fiscal years. The Company plans to retain cash in the foreseeable future to fund working capital needs.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the year ended May 31, 2013. On November 2, 2012, the Board of Directors of the Registrant voted unanimously to continue the share repurchase agreement, authorized by the Board in 2010, with Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") under which the Company repurchases shares of its common stock. The Company has designated $419,815 of cash on hand as available for open-market purchases. Since Board authorization in 2010, a total of 15,600 shares have been purchased at an average price per share of $5.14. Repurchases are made by MLPF&S for the benefit of the Registrant.

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2013.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2001 Stock Option Plan 2005 Stock Option Plan 2008 Stock Option Plan 2012 Stock Option Plan	5,750 84,250 100,000 16,750	$3.27 $5.20 $7.84 $7.74	- - 143,250
Equity compensation plans not approved by security holders:
2004 Employee Stock Purchase Plan (1)	-	-	231,380
Total	206,750		374,630

(1)	The Company's 2004 Employee Stock Purchase Plan (the "Employee Plan") permits eligible employees to purchase shares of the Company's common stock at fair market value through payroll deductions and without brokers' fees. Such purchases are without any contribution on the part of the Company. As of May 31, 2013, 231,380 shares were available for issuance.

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

Accounts Receivable

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. Accounts receivable are stated at an amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts after considering the age of each receivable and communications with the customers involved. Balances that are collected, for which a credit to a valuation allowance had previously been recorded, result in a current-period reversal of the earlier transaction charging earnings and crediting a valuation allowance. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable in the current period. The actual amount of accounts written off over the five year period ended May 31, 2013 equaled less than 0.1% of sales for that period. The balance of the valuation allowance remained constant since May 31, 2009 at the current level of $42,000. Management does not expect the valuation allowance to materially change in the next twelve months for the current accounts receivable balance.

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

The provision for potential inventory obsolescence was $180,000 for each of the years ended May 31, 2013 and 2012.

Revenue Recognition

Sales are recognized when units are delivered or services are performed. Sales under fixed-price contracts are recorded as deliveries are made at the contract sales price of the units delivered. Sales under certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries, are accounted for under the percentage-of-completion method of accounting whereby revenues are recognized based on estimates of completion prepared on a ratio of cost to total estimated cost basis. Costs include all material and direct and indirect charges related to specific contracts. Other expenses are charged to operations, as incurred. Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process. Adjustments to cost and profit estimates are made periodically due to changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements. These changes may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Any losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the revenue and profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion. Historically, actual results have not varied materially from the Company's estimates. In the fiscal year ended May 31, 2013, 58% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 42% of revenue was recorded as deliveries were made to our customers. In the fiscal year ended May 31, 2012, 77% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 23% of revenue was recorded as deliveries were made to our customers.

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

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible. The Company provides a valuation allowance to the extent that deferred tax assets may not be realized. A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable. The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance. In future years the Company will need to generate approximately $3.1 million of taxable income in order to realize our deferred tax assets recorded as of May 31, 2013 of $1,063,000. This deferred tax asset balance is 12% ($112,000) higher than at the end of the prior year. The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced. If actual results differ from estimated results or if the Company adjusts these assumptions, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate. Historically, actual results have not varied materially from the Company's estimates.

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.

The Company and its subsidiary file consolidated Federal and State income tax returns. As of May 31, 2013, the Company had State investment tax credit carryforwards of approximately $142,000 expiring through May 2019.

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the years ended May 31, 2013 and 2012
Increase /
(Decrease)
Sales, net	$ (4,277,000)
Cost of goods sold	$ (4,175,000)
Selling, general and administrative expenses	$ (682,000)
Income before provision for income taxes	$ 511,000
Provision for income taxes	$ 162,000
Net income	$ 349,000

For the year ended May 31, 2013 (All figures being discussed are for the year ended May 31, 2013 as compared to the year ended May 31, 2012.)

	Year ended May 31		Change
	2013	2012	Amount	Percent
Net Revenue	$24,730,000	$29,007,000	$(4,277,000)	-15%
Cost of sales	15,966,000	20,141,000	(4,175,000)	-21%
Gross profit	$ 8,764,000	$ 8,866,000	$ (102,000)	-1%
… as a percentage of net revenues	35%	31%

The Company's consolidated results of operations showed a 15% decrease in net revenues and an increase in net income of 16%. Gross profit decreased by 1%. Revenue in the prior year was bolstered by record high shipments of Taylor Devices’ Seismic Dampers, largely to Asia. Last year’s increase in demand for these products had been influenced by major earthquakes in Asia over the past several years. In the current period, revenues accounted for under the percentage-of-completion method of accounting decreased by 35% from the level recorded in the prior year. This decrease is primarily due to less projects in process in the current year (59 in fiscal 2013; 75 in fiscal 2012). Of the 59 projects in process during this year, 16 were still in process at 5/31/13 compared with the prior year when 28 of the 75 projects worked on were still in process at 5/31/12. The average value of these projects in-process at the end of the current fiscal year ($415,000) decreased by 42% from the projects in-process at the end of the prior fiscal year ($715,000). The projects in the current year are 52% complete in the aggregate as compared with 61% for those in process at 5/31/12. Revenues recorded for all other product sales increased by 55% from last year. This fluctuation is attributable primarily to an increase in sales to customers in aerospace and defense from the prior year. The gross profit as a percentage of net revenues for the current and prior year periods was 35% and 31%, respectively.

The mix of customers buying our products changed from last year. Sales of the Company's products are made to three general groups of customers: industrial, construction and aerospace / defense. A 32% decrease in sales to construction customers who were seeking seismic / wind protection for either building new buildings and bridges or retrofitting existing buildings and bridges from last year’s level was offset, somewhat, by a 24% increase in sales to aerospace / defense customers and a 33% increase in sales to customers using our products in industrial applications. A breakdown of sales to these three general groups of customers is as follows:

	Year ended May 31
	2013	2012
Industrial	10%	6%
Construction	57%	71%
Aerospace / Defense	33%	23%

At May 31, 2012, we had 151 open sales orders in our backlog with a total sales value of $17.5 million. At May 31, 2013, we had 108 open sales orders in our backlog and the total sales value is $13.1 million. $3.2 million of the current backlog is on projects already in progress. $8.0 million of the $17.5 million sales order backlog at May 31, 2012 was in progress at that date. 59% of the sales value in the backlog is for aerospace / defense customers compared to 38% at the end of fiscal 2012. As a percentage of the total sales order backlog, orders from customers in construction accounted for 38% at May 31, 2013 and 67% at May 31, 2012.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for fiscal years ended May 31, 2013 and 2012 is as follows:

	Year ended May 31
	2013	2012
North America	55%	40%
Asia	41%	54%
Other	4%	6%

Selling, General and Administrative Expenses

	Year ended May 31		Change
	2013	2012	Amount	Percent
Outside Commissions	$ 858,000	$1,228,000	$ (370,000)	-30%
Other SG&A	4,439,000	4,751,000	(312,000)	-7%
Total SG&A	$5,297,000	$5,979,000	$ (682,000)	-11%
… as a percentage of net revenues	21%	21%

Selling, general and administrative expenses decreased by 11% from the prior year. Outside commission expense decreased 30% from last year's level. This fluctuation was primarily due to the decrease in the level of sales from last year to this. Other selling, general and administrative expenses decreased by 7% from last year. This decrease is primarily attributable to a decrease in estimated employee incentive compensation expense in the current period related to the lower level of sales.

The above factors resulted in operating income of $3,467,000 for the year ended May 31, 2013, up 20% from the $2,887,000 in the prior year.

The Company's effective tax rate (ETR) is calculated based upon current assumptions relating to the year's operating results and various tax related items. The ETR for the fiscal year ended May 31, 2013 is 26.4%, slightly more than the ETR for the prior year of 25.4%. A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2013	2012
Computed tax provision at the expected statutory rate	$1,176,000	$1,003,000
State income tax - net of Federal tax benefit	(3,000)	2,000
Tax effect of permanent differences:
Research tax credits	(213,000)	(207,000)
Other permanent differences	(30,000)	(27,000)
Other	(18,000)	(21,000)
	$ 912,000	$ 750,000

Stock Options

The Company has stock option plans which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plans are exercisable over a ten year term. Options not exercised by the end of the term expire.

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The Company recognized $110,000 and $117,000 of compensation cost for the years ended May 31, 2013 and 2012.

The fair value of each stock option grant has been determined using the Black-Scholes model. The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. The Company used a weighted average expected term. Expected volatility assumptions utilized in the model were based on volatility of the Company's stock price for the thirty month period immediately preceding the granting of the options. The Company issued stock options in August 2012 and April 2013. The risk-free interest rate is derived from the U.S. treasury yield.

The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

	August 2012	April 2013
Risk-free interest rate:	1.875%	2.375%
Expected life of the options:	2.9 years	2.9 years
Expected share price volatility:	43%	44%
Expected dividends:	zero	zero
These assumptions resulted in estimated fair-market value per stock option:	$2.46	$2.47

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy. A summary of changes in the stock options outstanding during the year ended May 31, 2013 is presented below.

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2012:	163,750	$6.30
Options granted:	44,500	$7.84
Less: Options expired:	1,500	$6.17
Options outstanding and exercisable at May 31, 2013:	206,750	$6.63
Closing value per share on NASDAQ at May 31, 2013:		$8.07

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

Capital expenditures for the year ended May 31, 2013 were $3,293,000 compared to $1,550,000 in the prior year. The Company has commitments to make capital expenditures of $496,000 as of May 31, 2013. These purchases are related to the substantial renovation of the new buildings acquired in the fiscal year ended May 31, 2012, as discussed in item 2, above.

The Company has a $6,000,000 demand line of credit from a bank, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5% or the bank's prime rate less .25%. There is no outstanding balance at May 31, 2013. There was a $258,000 principal balance outstanding as of May 31, 2012. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress. The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company's real property. This line of credit is subject to the usual terms and conditions applied by the bank and is subject to renewal annually. In conjunction with this line of credit, the Company agreed to the following covenants:

Covenant	Minimum per Covenant	Current Actual	When Measured
Minimum level of working capital	$3 million	$13.8 million	Quarterly
Minimum debt service coverage ratio	1.5:1	64:1	Fiscal Year-end

The bank is not committed to make loans under this line of credit and no commitment fee is charged.

The level of cash and cash equivalents has increased significantly from May 31, 2012 ($74,000) to May 31, 2013 ($1,998,000). This increase was due to a record high net income along with the changes in the assets and liabilities as itemized in the consolidated statements of cash flow. The assets that decreased the most from last year to this were accounts receivable and costs and estimated earnings in excess of billings. These changes are discussed below. The Company believes that cash on hand combined with the line of credit should be sufficient to fund its expansion plans described in Item 2 of this Report.

Inventory and Maintenance Inventory

	May 31, 2013		May 31, 2012		Increase /(Decrease)
Raw materials	$ 583,000		$ 622,000		($ 39,000)	-6%
Work in process	7,876,000		7,112,000		764,000	11%
Finished goods	665,000		638,000		27,000	4%
Inventory	9,124,000	91%	8,372,000	91%	752,000	9%
Maintenance and other inventory	904,000	9%	845,000	9%	59,000	7%
Total	$10,028,000	100%	$9,217,000	100%	$ 811,000	9%

Inventory turnover	1.7		2.7

Inventory, at $9,124,000 as of May 31, 2013, is 9% higher than the prior year-end. Of this, approximately 86% is work in process, 7% is finished goods, and 7% is raw materials. All of the current inventory is expected to be consumed or sold within twelve months. The level of inventory will fluctuate from time to time due to the stage of completion of the non-project sales orders in progress at the time.

The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders. There was approximately $149,000 of slow-moving inventory used during the year ended May 31, 2013. The Company disposed of approximately $268,000 and $26,000 of obsolete inventory during the years ended May 31, 2013 and 2012, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB) and Billings in Excess of Costs and Estimated Earnings (BIEC”)

	May 31, 2013	May 31, 2012	Increase /(Decrease)
Accounts receivable	$ 2,245,000	$5,610,000	$(3,365,000)	-60%
CIEB	2,458,000	5,492,000	(3,034,000)	-55%
Less: BIEC	172,000	669,000	(497,000)	-74%
Net	$ 4,531,000	$10,433,000	$(5,902,000)	-57%

Number of an average day’s sales outstanding in accounts receivable (DSO)	39	52

The Company combines the totals of accounts receivable, the asset CIEB, and the liability BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $2,245,000 as of May 31, 2013 includes approximately $355,000 of amounts retained by customers on long-term construction projects. This retained amount is almost 25% of the amount retained as May 31, 2012. The decrease is simply due to contractual requirements of certain open projects at the year ends. The Company expects to collect all of these amounts, including the retained amounts, during the next twelve months. The number of an average day's sales outstanding in accounts receivable (DSO) decreased from 52 days at May 31, 2012 to 39 days at May 31, 2013. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the fourth quarter of the current year is just over half of the level in the fourth quarter of the prior year. This is consistent with the overall decrease in revenue for the quarter from the historic high of $9,643,000 last year to $5,152,000 this year. The level of accounts receivable at the end of the current year is 60% less than at the end of the prior year. The combination of these two factors caused the DSO to decrease from last year end to this. The decrease in the level of accounts receivable was due to: a.) the decrease in retained amounts on projects, as discussed above and b.) a significant decrease (92%) in the amount of billings to customers on projects in May 2013 over May 2012.

The status of the projects in-progress at the end of the current and prior fiscal years have changed in the factors affecting the year-end balances in the asset CIEB, and the liability BIEC:

	2013	2012
Number of projects in progress at year-end	16	28
Aggregate percent complete at year-end	52%	61%
Average total value of projects in progress at year-end	$415,000	$715,000
Percentage of total value invoiced to customer	18%	36%

There are 43% fewer projects in-process at the end of the current fiscal year as compared with the prior year end and the average value of those projects has decreased by 42% between those two dates.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible. The $2,458,000 balance in this account at May 31, 2013 is a 55% decrease from the prior year-end. Generally, if progress billings are permitted under the terms of a project sales agreement, then the more complete the project is, the more progress billings will be permitted. The Company expects to bill the entire amount during the next twelve months. 37% of the CIEB balance as of the end of the last fiscal quarter, February 28, 2013, was billed to those customers in the current fiscal quarter ended May 31, 2013. The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

As of May 31, 2013, there are sales orders for nine projects that are not yet in progress. These projects average $253,000 each in value upon completion. This compares to thirteen such projects as of the prior year end with an average value of $279,000.

The year-end balances in the CIEB account are comprised of the following components:

	May 31, 2013	May 31, 2012
Costs	$ 2,752,000	$ 9,342,000
Estimated earnings	640,000	2,251,000
Less: Billings to customers	934,000	6,101,000
CIEB	$ 2,458,000	$ 5,492,000
Number of projects in progress	13	20

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $172,000 balance in this account at May 31, 2013 is in comparison to a $669,000 balance at the end of the prior year. The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	May 31, 2013	May 31, 2012
Billings to customers	$ 256,000	$ 1,107,000
Less: Costs	71,000	328,000
Less: Estimated earnings	13,000	110,000
BIEC	$ 172,000	$ 669,000
Number of projects in progress	3	8

The Company's backlog of sales orders at May 31, 2013 is $13.1 million, down 25% from the backlog at the end of the prior year of $17.5 million. $3.2 million of the current backlog is on projects already in progress.

Accounts payable, at $1,210,000 as of May 31, 2013, is $2,152,000 less than the prior year-end. There is no specific reason for this fluctuation other than the normal payment cycle of vendor invoices combined with the decreased level of sales orders, resulting in decreased level of purchase orders from the Company to vendors for materials and services to produce our product.

Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of May 31, 2013 are $437,000. This is 31% less than the $631,000 accrued at the prior year-end. Commission expense related to long-term construction projects is recorded at the same time as revenue on the projects is recorded. This liability has decreased as the progress billings on the projects have been issued by the Company and paid by our customers. Considering that the net change in the balances of accounts receivable and CIEB is a decrease of $6,400,000 or 58% over the prior year end, it would be reasonable to expect that the balance in the accrued commissions would likewise be lower than the prior year. The Company expects the current accrued amount to be paid during the next twelve months.

Other accrued expenses of $1,736,000 decreased by 18% from the prior year of $2,117,000. This decrease is primarily due to a decrease in expenses related to contractual obligations on certain export sales.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required pursuant to this Item 8 are included in this Form 10-K as a separate section commencing on page 23 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of May 31, 2013 and have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) Management's report on internal control over financial reporting.

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this assessment management has concluded that, as of May 31, 2013, the Company's internal control over financial reporting is effective based on those criteria.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on November 1, 2013, which information is hereby incorporated by reference into this Annual Report. The proxy materials, including the Proxy Statement and form of proxy, will be filed within 120 days after the Company's fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
	(i)	Report of Independent Registered Public Accounting Firm
	(ii)	Consolidated Balance Sheets May 31, 2013 and 2012
	(iii)	Consolidated Statements of Income for the years ended May 31, 2013 and 2012
	(iv)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2013 and 2012
	(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2013 and 2012
	(vi)	Notes to Consolidated Financial Statements May 31, 2013 and 2012
EXHIBITS:
3	Articles of incorporation and by-laws
	(i)	Restated Certificate of Incorporation incorporated by reference to Exhibit (3)(i) of Annual Report on Form 10-K, dated August 24, 1983.
	(ii)	Amendment to Certificate of Incorporation incorporated by reference to Exhibit (3)(iv) to Form 8 [Amendment to Application or Report], dated September 24, 1993.
(iii)

Amendment to Certificate of Incorporation eliminating and re-designing the Series A Junior Preferred Stock and creating 5,000 Series 2008 Junior Participating Preferred Stock,at $.05 par value, as filed by the Secretary of State of the State of New York on September 16, 2008, and incorporated by reference to Exhibit (3)(i) of Form 8-K, dated as of September 15, 2008 and filed September 18, 2008.

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

10	Material Contracts
	(i)	2001 Taylor Devices, Inc. Stock Option Plan attached as Exhibit A to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 24, 2001.
	(ii)	2005 Taylor Devices, Inc. Stock Option Plan attached as Appendix B to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 27, 2005.
	(iii)	2008 Taylor Devices, Inc. Stock Option Plan attached as Appendix C to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 26, 2008.
	(iv)	2012 Taylor Devices, Inc. Stock Option Plan attached as Appendix C to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 21, 2012.
	(v)	Employment Agreement dated as of December 1, 2000 between the Registrant and Douglas P. Taylor, incorporated by reference to Exhibit (10)(x) to Annual Report on Form 10-KSB, dated August 22, 2001.
	(vi)	Employment Agreement dated as of December 1, 2000 between the Registrant and Richard G. Hill, incorporated by reference to Exhibit (10)(xi) to Annual Report on Form 10-KSB, dated August 22, 2001.
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

(xvi)

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

(xviii)

Second Amendment to Employment Agreement dated as of November 11, 2011 between the Registrant and Richard G. Hill, incorporated by reference to Exhibit 10(xviii) to Current Report on Form 8-K for November 11, 2011.

11	Statement regarding computation of per share earnings

REG. 228.601(A)(11) Statement regarding computation of per share earnings

Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2013

	Weighted average common stock outstanding	3,310,514
	Common shares issuable under stock option plans using treasury stock method	46,778
	Weighted average common stock outstanding assuming dilution	3,357,292

	Net income fiscal year ended May 31, 2013	(1) $ 2,547,794
	Weighted average common stock	(2) 3,310,514
	Basic income per common share (1) divided by (2)	$ .77

	Net income fiscal year ended May 31, 2013	(3) $ 2,547,794
	Weighted average common stock outstanding assuming dilution	(4) 3,357,292
	Diluted income per common share (3) divided by (4)	$ .76

Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2012

	Weighted average common stock outstanding	3,269,252
	Common shares issuable under stock option plans using treasury stock method	34,363
	Weighted average common stock outstanding assuming dilution	3,303,615

	Net income fiscal year ended May 31, 2012	(1) $ 2,198,931
	Weighted average common stock	(2) 3,269,252
	Basic income per common share (1) divided by (2)	$ .67

	Net income fiscal year ended May 31, 2012	(3) $ 2,198,931
	Weighted average common stock outstanding assuming dilution	(4) 3,303,615
	Diluted income per common share (3) divided by (4)	$ .67

13	The Annual Report to Security Holders for the fiscal year ended May 31, 2013, attached to this Annual Report on Form 10-K.

14	Code of Ethics, incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the period ending May 31, 2004.
20	Other documents or statements to security holders
	(i)	News from Taylor Devices, Inc. Shareholder Letter, Summer 2013.
21	Subsidiaries of the registrant
Tayco Realty Corporation is a New York corporation organized on September 8, 1977, owned by the Company.
23	The Consent of Independent Registered Public Accounting Firm precedes the Consolidated Financial Statements.
31	Officer Certifications
	(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Officer Certifications
	(i)	Section 1350 Certification of Chief Executive Officer.
	(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
	101.INS**	XBRL Instance Document
	101.SCH**	XBRL Taxonomy Extension Schema Document
	101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
**	In accordance with Rule 406T(b)(2) of Regulation S-T, the interactive data files in this Report shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Douglas P. Taylor	Date:	August 2, 2013
Douglas P. Taylor
President and Director
(Principal Executive Officer)

and

By:	/s/Mark V. McDonough	Date:	August 2, 2013
Mark V. McDonough
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Reginald B. Newman II	By:	/s/Richard G. Hill
	Reginald B. Newman II, Director		Richard G. Hill, Director
	August 2, 2013		August 2, 2013

By:	/s/John Burgess	By:	/s/Randall L. Clark
	John Burgess, Director		Randall L. Clark, Director
	August 2, 2013		August 2, 2013

[Lumsden & McCormick, LLP Letterhead]

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of

Taylor Devices, Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K (Commission File Number 0-3498) of Taylor Devices, Inc. of our report dated August 2, 2013 and any reference thereto in the Annual Report to Shareholders for the fiscal year ended May 31, 2013.

We also consent to such incorporation by reference in Registration Statement Nos. 333-75662, 333-114085, 333-133340, 333-155284 and 333-184809 of Taylor Devices, Inc. on Form S-8 of our report dated August 2, 2013.

/s/Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

Buffalo, New York

August 2, 2013

TAYLOR DEVICES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

[Lumsden & McCormick, LLP Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary as of May 31, 2013 and 2012, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

Buffalo, New York

August 2, 2013

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2013	2012

Assets
Current assets:
Cash and cash equivalents	$ 1,997,874	$ 73,952
Accounts receivable, net (Note 2)	2,244,575	5,610,328
Inventory (Note 3)	9,124,186	8,372,535
Prepaid expenses	299,776	482,317
Prepaid income taxes	157,137	-
Costs and estimated earnings in excess of billings (Note 4)	2,457,822	5,492,028
Deferred income taxes (Note 10)	1,062,600	950,400
Total current assets	17,343,970	20,981,560

Maintenance and other inventory, net (Note 5)	904,299	844,834
Property and equipment, net (Note 6)	7,211,162	4,481,953
Cash value of life insurance, net	159,078	153,550
	$ 25,618,509	$ 26,461,897
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings (Note 7)	$ -	$ 258,000
Current portion of long-term debt (Note 8)	-	3,657
Accounts payable	1,209,597	3,361,742
Accrued commissions	436,732	631,221
Other accrued expenses	1,736,357	2,116,755
Billings in excess of costs and estimated earnings (Note 4)	171,881	668,900
Accrued income taxes	-	140,977
Total current liabilities	3,554,567	7,181,252

Deferred income taxes (Note 10)	398,185	283,985

Stockholders' Equity:
Common stock, $.025 par value, authorized 8,000,000 shares,
issued 3,841,178 and 3,839,819 shares	96,029	95,995
Paid-in capital	7,397,963	7,276,694
Retained earnings	16,670,748	14,122,954
	24,164,740	21,495,643
Treasury stock - 530,143 ,shares at cost	(2,498,983)	(2,498,983)
Total stockholders' equity	21,665,757	18,996,660
	$ 25,618,509	$ 26,461,897

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2013	2012

Sales, net (Note 9)	$ 24,729,585	$ 29,006,812

Cost of goods sold	15,965,255	20,140,382

Gross profit	8,764,330	8,866,430

Selling, general and administrative expenses	5,297,668	5,979,349

Operating income	3,466,662	2,887,081

Other income (expense):
Interest, net	(45,460)	28,435
Miscellaneous	38,592	33,415
Total other income (expense)	(6,868)	61,850

Income before provision for income taxes	3,459,794	2,948,931

Provision for income taxes (Note 10)	912,000	750,000

Net income	$ 2,547,794	$ 2,198,931

Basic earnings per common share (Note 11)	$ 0.77	$ 0.67
Diluted earnings per common share (Note 11)	$ 0.76	$ 0.67

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

For the years ended May 31, 2013 and 2012
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2011	$ 93,321	$ 6,627,463	$ 11,924,023	$ (2,261,702)

Net income for the year ended May 31, 2012	-	-	2,198,931	-

Common stock issued for employee stock
option plan (Note 14)	2,637	521,481	-	(187,514)

Common stock issued for employee stock
purchase plan (Note 13)	37	10,988	-	-

Company buy-back of Treasury shares	-	-	-	(49,767)

Stock options issued for services	-	116,762	-	-

Balance, May 31, 2012	95,995	7,276,694	14,122,954	(2,498,983)

Net income for the year ended May 31, 2013	-	-	2,547,794	-

Common stock issued for employee stock
purchase plan (Note 13)	34	11,683	-	-

Stock options issued for services	-	109,586	-	-

Balance, May 31, 2013	$ 96,029	$ 7,397,963	$ 16,670,748	$ (2,498,983)

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended May 31,	2013	2012

Operating activities:
Net income	$ 2,547,794	$ 2,198,931
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation	564,262	482,152
Stock options issued for services	109,586	116,762
Provision for inventory obsolescence	180,000	180,000
Deferred income taxes	2,000	(126,000)
Changes in other current assets and liabilities:
Accounts receivable	3,365,753	(3,473,480)
Inventory	(991,116)	(3,198,768)
Prepaid expenses	182,541	57,583
Prepaid income taxes	(157,137)	239,030
Costs and estimated earnings in excess of billings	3,034,206	(1,302,229)
Accounts payable	(2,152,145)	2,069,647
Accrued commissions	(194,489)	197,866
Other accrued expenses	(380,398)	787,414
Billings in excess of costs and estimated earnings	(497,019)	516,395
Accrued income taxes	(140,977)	140,977
Net operating activities	5,472,861	(1,113,720)

Investing activities:
Acquisition of property and equipment	(3,293,471)	(1,550,659)
Increase in cash value of life insurance	(5,528)	(5,580)
Net investing activities	(3,298,999)	(1,556,239)

Financing activities:
Net short-term borrowings	(258,000)	258,000
Payments on long-term debt	(3,657)	(5,485)
Proceeds from issuance of common stock	11,717	347,629
Acquisition of treasury stock	-	(49,767)
Net financing activities	(249,940)	550,377

Net change in cash and cash equivalents	1,923,922	(2,119,582)

Cash and cash equivalents - beginning	73,952	2,193,534
Cash and cash equivalents - ending	$ 1,997,874	$ 73,952

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

54% of the Company's 2013 revenue was generated from sales to customers in the United States and 41% was from sales to customers in Asia. Remaining sales were to customers in other countries in North America, Europe, South America and Australia.

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

Revenue Recognition:

Sales are recognized when units are delivered or services are performed. Sales under fixed-price contracts are recorded as deliveries are made at the contract sales price of the units delivered. Sales under certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries, are accounted for under the percentage-of-completion method of accounting whereby revenues are recognized based on estimates of completion prepared on a ratio of cost to total estimated cost basis. Costs include all material and direct and indirect charges related to specific contracts. Other expenses are charged to operations as incurred. Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the revenue and profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion. In the fiscal year ended May 31, 2013, 58% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 42% of revenue was recorded as deliveries were made to our customers. In the fiscal year ended May 31, 2012, 77% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 23% of revenue was recorded as deliveries were made to our customers.

For financial statement presentation purposes, the Company nets progress billings against the total costs incurred on uncompleted contracts. The asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

Shipping and Handling Costs:

Shipping and handling costs are classified as a component of selling, general and administrative expenses. These costs for the fiscal year ended May 31, 2012 have been reclassified from cost of goods sold to selling, general and administrative expenses to conform with the presentation for 2013. The amount of these costs were $715,031 and $802,147 for the fiscal years ended May 31, 2013 and 2012, respectively.

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

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at May 31, 2013 or 2012. The Company recorded no interest expense or penalties in its consolidated statements of income during the years ended May 31, 2013 and 2012.

The Company's tax returns for the fiscal tax years ended May 31, 2013 and 2012 will be subject to examination by federal and state tax authorities. During 2011, the Company’s tax returns for the years ended May 31, 2007 through 2010 were examined by Federal taxing authorities. The examinations resulted in no changes to the originally filed returns. Accordingly, no further examination of those tax returns is permitted. Additionally, the Company believes it is no longer subject to examination by state taxing authorities for fiscal years prior to May 31, 2010.

Sales Taxes:

Certain jurisdictions impose a sales tax on Company sales to nonexempt customers. The Company collects these taxes from customers and remits the entire amount as required by the applicable law. The Company excludes from revenues and expenses the tax collected and remitted.

Stock-Based Compensation:

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The stock-based compensation expense for the years ended May 31, 2013 and 2012 was $109,586 and $116,762.

New Accounting Standards:

In May 2011, the Financial Accounting Standards Board (FASB) issued an amendment to Accounting Standards Updates (ASU) Topic 820, Fair Value Measurement. This amendment improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principals (GAAP) and International Financial Reporting Standards. Implementation of the amendment was required during interim and annual periods beginning after December 15, 2011. The adoption of this standard in 2012 did not have a significant effect on our results.

Other recently issued Accounting Standards Codification (ASC) guidance has either been implemented or are not significant to the Company.

2. Accounts Receivable:

	2013	2012
Customers	$ 1,931,178	$ 4,222,103
Customers - retention	355,421	1,430,249
	2,286,599	5,652,352
Less allowance for doubtful accounts	42,024	42,024
	$ 2,244,575	$ 5,610,328

3. Inventory:

	2013	2012
Raw materials	$ 582,591	$ 622,243
Work-in-process	7,876,272	7,112,012
Finished goods	765,323	738,280
	9,224,186	8,472,535
Less allowance for obsolescence	100,000	100,000
	$ 9,124,186	$ 8,372,535

4. Costs and Estimated Earnings on Uncompleted Contracts:

	2013	2012
Costs incurred on uncompleted contracts	$ 2,822,541	$ 9,669,917
Estimated earnings	653,458	2,361,081
	3,475,999	12,030,998
Less billings to date	1,190,058	7,207,870
	$ 2,285,941	$ 4,823,128

Amounts are included in the accompanying balance sheets under the following captions:

	2013	2012
Costs and estimated earnings in excess of billings	$ 2,457,822	$ 5,492,028
Billings in excess of costs and estimated earnings	171,881	668,900
	$ 2,285,941	$ 4,823,128

5. Maintenance and Other Inventory:

	2013	2012
Maintenance and other inventory	$ 2,169,148	$ 2,198,042
Less allowance for obsolescence	1,264,849	1,353,208
	$ 904,299	$ 844,834

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

The provision for potential inventory obsolescence was $180,000 for each of the years ended May 31, 2013 and 2012.

6. Property and Equipment:

	2013	2012
Land	$ 195,220	$ 189,083
Buildings and improvements	7,214,445	4,773,388
Machinery and equipment	6,711,011	6,083,178
Office furniture and equipment	1,091,929	962,358
Autos and trucks	73,331	72,702
Land improvements	63,300	-
	15,349,236	12,080,709
Less accumulated depreciation	8,138,074	7,598,756
	$ 7,211,162	$ 4,481,953

Depreciation expense was $564,262 and $482,152 for the years ended May 31, 2013 and 2012.

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

There is no amount outstanding under the line of credit at May 31, 2013. The total amount outstanding on the line of credit at May 31, 2012 was $258,000.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis. Outstanding checks under this arrangement totaled $113,095 and $226,413 as of May 31, 2013 and 2012. These amounts are included in accounts payable.

8. Long-Term Debt:

	2013	2012
Total	$ -	$ 3,657
Less current portion	-	3,657
	-	-

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

	2013	2012
Construction	$14,105,072	$20,597,534
Aerospace / Defense	8,132,008	6,537,566
Industrial	2,492,505	1,871,712
	$24,729,585	$29,006,812

Sales to five customers approximated 52% (29%, 7%, 6%, 5% and 5%, respectively) of net sales for 2013. Sales to three customers approximated 49% (41%, 4% and 4%, respectively) of net sales for 2012.

10. Income Taxes:

	2013	2012
Current tax provision (benefit):
Federal	$ 911,000	$ 872,500
State	(1,000)	3,500
	910,000	876,000
Deferred tax provision (benefit):
Federal	2,000	(125,700)
State	-	(300)
	2,000	(126,000)
	$ 912,000	$ 750,000

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2013	2012
Computed tax provision at the expected statutory rate	$1,176,400	$1,002,700
State income tax - net of Federal tax benefit	(2,900)	2,300
Tax effect of permanent differences:
Research tax credits	(213,000)	(207,000)
Other permanent differences	(29,800)	(27,200)
Other	(18,700)	(20,800)
	$ 912,000	$ 750,000
Effective income tax rate	26.4%	25.4%

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2013	2012
Deferred tax assets:
Allowance for doubtful receivables	$ 14,400	$ 14,400
Tax inventory adjustment	209,500	99,200
Allowance for obsolete inventory	465,400	495,200
Accrued vacation	60,200	64,500
Accrued commissions	4,000	9,300
Warranty reserve	126,300	101,000
Stock options issued for services	182,800	166,800
	1,062,600	950,400
Deferred tax liabilities:
Excess tax depreciation	(398,185)	(283,985)
Net deferred tax assets	$ 664,415	$ 666,415

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible. The Company provides a valuation allowance to the extent that deferred tax assets may not be realized. A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable. The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance. The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced. The Company will need to generate approximately $3.1 million in taxable income in future years in order to realize the deferred tax assets recorded as of May 31, 2013 of $1,062,600.

The Company and its subsidiary file consolidated Federal and State income tax returns. As of May 31, 2013, the Company had State investment tax credit carryforwards of approximately $142,000 expiring through May 2019.

11. Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2013	2012
Average common shares outstanding	3,310,514	3,269,252
Common shares issuable under stock option plans	46,778	34,363
Average common shares outstanding assuming dilution	3,357,292	3,303,615

12. Related Party Transactions:

The Company had no related party transactions for the years ended May 31, 2013 and 2012.

13. Employee Stock Purchase Plan:

In March 2004, the Company reserved 295,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan. Participation in the employee stock purchase plan is voluntary for all eligible employees of the Company. Purchase of common shares can be made by employee contributions through payroll deductions. At the end of each calendar quarter, the employee contributions will be applied to the purchase of common shares using a share value equal to the mean between the closing bid and ask prices of the stock on that date. These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan. During the years ended May 31, 2013 and 2012, 1,359 ($8.39 to $8.98 price per share) and 1,477 ($5.625 to $10.19 price per share) common shares, respectively, were issued to employees. As of May 31, 2013, 231,380 shares were reserved for further issue.

14. Stock Option Plans:

In 2012, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options. The incentive stock options qualify for preferential treatment under the Internal Revenue Code. Under this plan, 160,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 16,750 shares have been granted as of May 31, 2013. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.

Using the Black-Scholes option pricing model, the weighted average estimated fair value of each option granted under the plan was $2.46 during 2013 and $2.90 during 2012. The pricing model uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company's stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation model. The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	2013	2012
Risk-free interest rate	2.21%	2.26%
Expected life in years	2.9	2.8
Expected volatility	75%	78%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding - May 31, 2011	229,000	$ 5.21	$ 173,570
Options granted	40,250	$ 8.99
Less: options exercised	105,500	$ 4.97
Outstanding - May 31, 2012	163,750	$ 6.30	$ 336,604
Options granted	44,500	$ 7.84
Less: options expired	1,500	-
Outstanding - May 31, 2013	206,750	$ 6.63	$ 377,891

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of the balance sheet dates. The aggregate intrinsic value of outstanding options as of the end of each fiscal year is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the money at that date (181,750 at May 31, 2013 and 138,750 at May 31, 2012.) The Company's closing stock price was $8.07 and $9.55 as of May 31, 2013 and 2012. As of May 31, 2013, there are 143,250 options available for future grants under the 2012 stock option plan. $524,118 was received from the exercise of share options during the fiscal year ended May 31, 2012.

The following table summarizes information about stock options outstanding at May 31, 2013:

Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	20,000	4.9	$2.84
$3.01-$4.00	750	6.2	$3.51
$5.01-$6.00	71,500	5.1	$5.59
$6.01-$7.00	45,000	5.8	$6.25
$7.01-$8.00	30,000	9.9	$7.74
$8.01-$9.00	14,500	8.9	$8.06
$11.01-$12.00	25,000	8.9	$11.29
$2.00-$12.00	206,750	6.6	$6.63

The following table summarizes information about stock options outstanding at May 31, 2012:

Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	20,000	5.9	$2.84
$3.01-$4.00	750	7.2	$3.51
$5.01-$6.00	71,500	6.1	$5.59
$6.01-$7.00	46,500	6.7	$6.24
$11.01-$12.00	25,000	9.9	$11.29
$2.00-$12.00	163,750	6.8	$6.30

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

17. Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code. The Company matches a percentage of employee voluntary salary deferrals subject to limitations. The Company may also make discretionary contributions as determined annually by the Company's Board of Directors. The amount expensed under the plan was $72,655 and $63,016 for the years ended May 31, 2013 and 2012.

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

19. Cash Flows Information:

	2013	2012

Interest paid	$ 45,885	$ -

Income taxes paid	$ 1,208,114	$ 496,493

20. Legal Proceedings:

There are no legal proceedings except for routine litigation incidental to the business.