Form 10-Q
period 2013-08-31
TAYLOR DEVICES INC
filed 2013-10-10
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Yes ☐       No ☑

As of October 10, 2013, there were outstanding 3,341,690shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	August 31,	May 31,
	2013	2013

Assets
Current assets:
Cash and cash equivalents	$ 74,387	$ 1,997,874
Accounts receivable, net	2,637,224	2,244,575
Inventory	8,785,903	9,124,186
Costs and estimated earnings in excess of billings	3,121,918	2,457,822
Other current assets	1,599,854	1,519,513
Total current assets	16,219,286	17,343,970

Maintenance and other inventory, net	903,268	904,299
Property and equipment, net	7,700,441	7,211,162
Other assets	160,428	159,078
	$ 24,983,423	$ 25,618,509
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,064,731	$ 1,209,597
Accrued commissions	516,118	436,732
Billings in excess of costs and estimated earnings	167,840	171,881
Other current liabilities	765,670	1,736,357
Total current liabilities	2,514,359	3,554,567

Long-term liabilities	398,185	398,185

Stockholders' Equity:
Common stock and additional paid-in capital	7,697,851	7,493,992
Retained earnings	16,872,011	16,670,748
	24,569,862	24,164,740
Treasury stock - at cost	(2,498,983)	(2,498,983)
Total stockholders’ equity	22,070,879	21,665,757

	$ 24,983,423	$ 25,618,509

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)
For the three months ended August 31	2013	2012

Sales, net	$ 5,296,666	$ 7,316,667

Cost of goods sold	4,017,565	4,698,057

Gross profit	1,279,101	2,618,610

Selling, general and administrative expenses	1,025,186	1,722,673

Operating income	253,915	895,937

Other income, net	8,348	6,880

Income before provision for income taxes	262,263	902,817

Provision for income taxes	61,000	295,000

Net income	$ 201,263	$ 607,817

Basic and diluted earnings per common share	$ 0.06	$ 0.18

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
For the three months ended August 31	2013	2012

Operating activities:
Net income	$ 201,263	$ 607,817
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	178,110	127,384
Stock options issued for services	43,301	35,599
Changes in other assets and liabilities:
Accounts receivable	(392,649)	(2,747,163)
Inventory	339,314	(676,722)
Costs and estimated earnings in excess of billings	(664,096)	1,628,592
Other current assets	(80,341)	132,242
Accounts payable	(144,866)	(1,519,105)
Accrued commissions	79,386	69,237
Billings in excess of costs and estimated earnings	(4,041)	(433,292)
Other current liabilities	(970,687)	27,503
Net operating activities	(1,415,306)	(2,747,908)

Investing activities:
Acquisition of property and equipment	(667,389)	(528,188)
Other investing activities	(1,350)	(1,346)
Net investing activities	(668,739)	(529,534)

Financing activities:
Net short-term borrowings and repayments on long-term debt	-	3,478,343
Proceeds from issuance of common stock, net	160,558	2,963
Net financing activities	160,558	3,481,306

Net change in cash and cash equivalents	(1,923,487)	203,864

Cash and cash equivalents - beginning	1,997,874	73,952

Cash and cash equivalents - ending	$ 74,387	$ 277,816

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2013 and May 31, 2013, the results of operations for the three months ended August 31, 2013 and 2012, and cash flows for the three months ended August 31, 2013 and 2012. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2013.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the three month periods ended August 31, 2013 and August 31, 2012, the net income was divided by 3,318,602 and 3,309,758, respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three month period ended August 31, 2013 are not necessarily indicative of the results to be expected for the full year.

6.	Recently issued Financial Accounting Standards Board Accounting Standards Codification guidance has either been implemented or is not significant to the Company.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2013 and 2012
Increase /
(Decrease)
Sales, net	$ (2,020,000)
Cost of goods sold	$ (680,000)
Selling, general and administrative expenses	$ (697,000)
Income before provision for income taxes	$ (641,000)
Provision for income taxes	$ (234,000)
Net income	$ (407,000)

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

For the three months ended August 31, 2013 (All figures discussed are for the three months ended August 31, 2013 as compared to the three months ended August 31, 2012.)

	Three months ended August 31		Change
	2013	2012	Amount	Percent
Net Revenue	$ 5,297,000	$ 7,317,000	$ (2,020,000)	-28%
Cost of sales	4,018,000	4,698,000	(680,000)	-14%
Gross profit	$ 1,279,000	$ 2,619,000	$ (1,340,000)	-51%
… as a percentage of net revenues	24%	36%

The Company's consolidated results of operations showed a 28% decrease in net revenues and a decrease in net income of 67%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 44% lower than the level recorded in the prior year. We had 24 Projects in process during the current period compared with 33 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 7% higher than the level recorded in the prior year. Total sales within the U.S. decreased 14% from the same period last year. Total sales to Asia are down 46% from the same period of the prior year. Sales decreases were recorded over the same period last year to customers in aerospace / defense (9%), industrial (15%) as well as customers involved in construction of buildings and bridges (37%). Please refer to the charts, below, which show the breakdown of sales.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended August 31
	2013	2012
Industrial	10%	9%
Construction	57%	65%
Aerospace / Defense	33%	26%

At August 31, 2012, the Company had 148 open sales orders in our backlog with a total sales value of $13.8 million. At August 31, 2013, the Company has 34% fewer open sales orders in our backlog (98 orders) and the total sales value is $15.4 million or 12% more than the prior year value. Last year’s backlog included a small number of orders for a single customer with a high aggregate sales value, to provide seismic protection to buildings in Asia.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the three month periods ended August 31, 2013 and August 31, 2012 is as follows:

	Three months ended August 31
	2013	2012
USA	62%	52%
Asia	29%	40%
Other	9%	8%

Selling, General and Administrative Expenses

	Three months ended August 31		Change
	2013	2012	Amount	Percent
Outside Commissions	$ 246,000	$ 279,000	$ (33,000)	- 12%
Other SG&A	779,000	1,444,000	(665,000)	- 46%
Total SG&A	$ 1,025,000	$ 1,723,000	$ (698,000)	- 41%
… as a percentage of net revenues	19%	24%
8

Selling, general and administrative expenses decreased by 41% from the prior year. Outside commission expense decreased by 12% from last year's level. Other selling, general and administrative expenses decreased 46% from last year to this. This decrease is primarily due to a decrease in air-freight charges incurred last year in order to meet contractual obligations to deliver products on schedule.

The above factors resulted in operating income of $254,000 for the three months ended August 31, 2013, down 72% from the $896,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The Company recognized $43,000 and $36,000 of compensation cost for the three month periods ended August 31, 2013 and August 31, 2012.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	August 2013	August 2012
Risk-free interest rate:	3.25%	1.875%
Expected life of the options:	3.0 years	2.9 years
Expected share price volatility:	36%	43%
Expected dividends:	Zero	Zero

These assumptions resulted in estimated fair-market value per stock option:	$2.41	$2.46

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the three month period ended August 31, 2013 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2013:	206,750	$6.63
Options granted:	18,000	$8.48
Options exercised:	30,000	$5.26
Options outstanding and exercisable at August 31, 2013:	194,750	$7.01
Closing value per share on NASDAQ at August 31, 2013:		$8.76

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

Capital expenditures for the three months ended August 31, 2013 were $667,000 compared to $528,000 in the same period of the prior year. As of August 31, 2013, the Company has commitments for capital expenditures of $240,000 during the next twelve months. These expenditures are construction costs contracted to renovate buildings which will house the Company’s machining operations, as discussed below.

The substantial renovation of the buildings acquired in 2011 has been completed and relocation is underway for the production machinery from the Company’s Tonawanda Island site. The move will be completed in the autumn of 2013. This will allow the former machining areas at the existing Tonawanda Island site to house greatly expanded assembly and product testing areas. All corporate and engineering offices will be unaffected by the change and will remain on Tonawanda Island.

The renovations and modifications to the buildings are extensive, with a total construction cost of $2.9 million. The Company anticipates that its current cash and bank line of credit resources will be sufficient for that purpose.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The Company has available a $6,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5%, or the bank's prime rate less .25%. There is no balance outstanding as of August 31, 2013 or as of May 31, 2013. The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company’s real property. This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank’s part to lend. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress.

The Company is in compliance with restrictive covenants under the line of credit. In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

Covenant	Minimum per Covenant	Current Actual	When Measured
Minimum level of working capital	$3,000,000	$13,705,000	Quarterly
Minimum debt service coverage ratio	1.5:1	n/a	Fiscal Year-end

All of the $6,000,000 unused portion of our line of credit is available without violating any of our debt covenants.

Inventory and Maintenance Inventory

	August 31, 2013		May 31, 2013		Increase /(Decrease)
Raw materials	$ 580,000		$ 583,000		$ (3,000)	-1%
Work in process	7,645,000		7,876,000		(231,000)	-3%
Finished goods	561,000		665,000		(104,000)	-16%
Inventory	8,786,000	91%	9,124,000	91%	(338,000)	-4%
Maintenance and other inventory	903,000	9%	904,000	9%	(1,000)	-
Total	$9,689,000	100%	$10,028,000	100%	$ (339,000)	-3%

Inventory turnover	1.6		1.7

NOTE: Inventory turnover is annualized for the three month period ended August 31, 2013.

Inventory, at $8,786,000 as of August 31, 2013, is $338,000 or 4% lower than the prior year-end level of $9,124,000. Approximately 87% of the current inventory is work in process, 6% is finished goods, and 7% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $45,000 for each of the three month periods ended August 31, 2013 and August 31, 2012. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	August 31, 2013	May 31, 2013	Increase /(Decrease)
Accounts receivable	$ 2,637,000	$ 2,245,000	$ 392,000	17%
CIEB	3,122,000	2,458,000	664,000	27%
Less: BIEC	168,000	172,000	(4,000)	-2%
Net	$ 5,591,000	$ 4,531,000	$1,060,000	23%

Number of an average day’s sales outstanding in accounts receivable	45	39

The Company combines the totals of accounts receivable, the current asset CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $2,637,000 as of August 31, 2013 includes approximately $246,000 of amounts retained by customers on Projects. It also includes $42,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2013 of $2,245,000 included an Allowance of $42,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 39 days at May 31, 2013 to 45 at August 31, 2013. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the first quarter of the current fiscal year is only slightly more than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is 17% more than at the end of the prior year. The net effect of these two factors caused the DSO to increase from last year end to this quarter-end. It is expected that the retained amounts will be released in the normal course of the business in accordance with the related contracts. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible. The $3,122,000 balance in this account at August 31, 2013 is 27% more than the prior year-end. The Company expects to bill the entire amount during the next twelve months. 38% of the CIEB balance as of the end of the last fiscal quarter, May 31, 2013, was billed to those customers in the current fiscal quarter ended August 31, 2013. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	August 31, 2013	May 31, 2013
Costs	$ 3,544,000	$ 2,752,000
Estimated Earnings	779,000	640,000
Less: Billings to customers	1,201,000	934,000
CIEB	$ 3,122,000	$ 2,458,000
Number of Projects in progress	14	13

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $168,000 balance in this account at August 31, 2013 is down slightly from the $172,000 balance at the end of the prior year. This decrease is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	August 31, 2013	May 31, 2013
Billings to customers	$ 409,000	$ 256,000
Less: Costs	185,000	71,000
Less: Estimated Earnings	56,000	13,000
BIEC	$ 168,000	$ 172,000
Number of Projects in progress	4	3

Summary of factors affecting the balances in CIEB and BIEC:

	August 31, 2013	May 31, 2013
Number of Projects in progress	18	16
Aggregate percent complete	58%	52%
Average total sales value of Projects in progress	$445,000	$415,000
Percentage of total value invoiced to customer	20%	18%

The Company's backlog of sales orders at August 31, 2013 is $15.4 million, up 18% from $13.1 million at the end of the prior year. $3.8 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,065,000 as of August 31, 2013, is 12% less than the prior year-end. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of August 31, 2013 are $516,000, up 18% from the $437,000 accrued at the prior year-end. The Company expects the current accrued amount to be paid during the next twelve months. Other current liabilities decreased 56% from the prior year-end, to $766,000. This is primarily due to a lower level of customer advance payments and a lower level of accrued incentive compensation expense. Payments on these liabilities will take place as scheduled within the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2013 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended August 31, 2013 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended August 31, 2013

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

June 1, 2013 -
		June 30, 2013	-	-	-

July 1, 2013 -
		July 31, 2013	-	-	-

August 1, 2013 -
		August 31, 2013	-		-
(1)
		Total	-	-	-	$419,815.00

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

	(d)	Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000, as such term is defined in the credit documents. On August 31, 2013, under such definition, the Company's net working capital was significantly in excess of such limit. Additional information regarding the Company’s line of credit and restrictive covenants appears under the caption “Capital Resources, Line of Credit and Long-Term Debt” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of August 31, 2013, the related condensed consolidated statements of income for the three months ended August 31, 2013 and 2012 and cash flows for the three months ended August 31, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of May 31, 2013, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 2, 2013, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2013 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP

Buffalo, New York

October 10, 2013

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	October 10, 2013	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	October 10, 2013	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer