Form 10-Q
period 2013-11-30
TAYLOR DEVICES INC
filed 2014-01-13
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Yes ☐       No ☑

As of January 10, 2014, there were outstanding 3,342,338 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30,	May 31,
	2013	2013

Assets
Current assets:
Cash and cash equivalents	$ 1,326,565	$ 1,997,874
Accounts receivable, net	2,362,344	2,244,575
Inventory	9,015,815	9,124,186
Costs and estimated earnings in excess of billings	2,978,461	2,457,822
Other current assets	1,425,389	1,519,513
Total current assets	17,108,574	17,343,970

Maintenance and other inventory, net	1,041,126	904,299
Property and equipment, net	7,928,444	7,211,162
Other assets	161,778	159,078
	$ 26,239,922	$ 25,618,509
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,186,021	$ 1,209,597
Accrued commissions	452,119	436,732
Billings in excess of costs and estimated earnings	654,943	171,881
Other current liabilities	1,168,678	1,736,357
Total current liabilities	3,461,761	3,554,567

Long-term liabilities	398,185	398,185

Stockholders' Equity:
Common stock and additional paid-in capital	7,700,525	7,493,992
Retained earnings	17,178,434	16,670,748
	24,878,959	24,164,740
Treasury stock - at cost	(2,498,983)	(2,498,983)
Total stockholders’ equity	22,379,976	21,665,757

	$ 26,239,922	$ 25,618,509

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2013	2012	2013	2012

Sales, net	$ 4,600,452	$ 6,508,172	$ 9,897,118	$13,824,839

Cost of goods sold	3,292,407	4,025,199	7,309,972	8,723,256

Gross profit	1,308,045	2,482,973	2,587,146	5,101,583

Selling, general and administrative expenses	883,678	1,311,096	1,908,864	3,033,769

Operating income	424,367	1,171,877	678,282	2,067,814

Other income (expense), net	2,056	(15,516)	10,404	(8,636)

Income before provision for income taxes	426,423	1,156,361	688,686	2,059,178

Provision for income taxes	120,000	387,000	181,000	682,000

Net income	$ 306,423	$ 769,361	$ 507,686	$ 1,377,178

Basic and diluted earnings per common share	$ 0.09	$ 0.23	$ 0.15	$ 0.42

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
For the six months ended November 30	2013	2012

Operating activities:
Net income	$ 507,686	$ 1,377,178
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	356,343	271,159
Stock options issued for services	43,301	35,599
Changes in other assets and liabilities:
Accounts receivable	(117,769)	(1,056,637)
Inventory	(28,456)	(786,983)
Costs and estimated earnings in excess of billings	(520,639)	3,213,022
Other current assets	94,124	95,892
Accounts payable	(23,576)	(1,851,257)
Accrued commissions	15,387	116,802
Billings in excess of costs and estimated earnings	483,062	(537,312)
Other current liabilities	(567,679)	(483,815)
Net operating activities	241,784	393,666

Investing activities:
Acquisition of property and equipment	(1,073,625)	(1,628,000)
Other investing activities	(2,700)	(2,927)
Net investing activities	(1,076,325)	(1,630,927)

Financing activities:
Net short-term borrowings and repayments on long-term debt	-	1,190,343
Proceeds from issuance of common stock, net	163,232	5,774
Net financing activities	163,232	1,196,117

Net change in cash and cash equivalents	(671,309)	(41,144)

Cash and cash equivalents - beginning	1,997,874	73,952

Cash and cash equivalents - ending	$ 1,326,565	$ 32,808

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2013 and May 31, 2013, the results of operations for the three and six months ended November 30, 2013 and 2012, and cash flows for the six months ended November 30, 2013 and 2012. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2013.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the six month periods ended November 30, 2013 and November 30, 2012, the net income was divided by 3,326,245 and 3,309,924, respectively, which is net of the Treasury shares, to calculate the net income per share. For the three month periods ended November 30, 2013 and November 30, 2012, the net income was divided by 3,322,424 and 3,309,841, respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three and six month periods ended November 30, 2013 are not necessarily indicative of the results to be expected for the full year.

6.	Recently issued Financial Accounting Standards Board Accounting Standards Codification guidance has either been implemented or is not significant to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this 10-Q that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements and, as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, reductions in capital budgets by our customers and potential customers; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products; the kind, frequency and intensity of natural disasters that affect demand for the Company’s products; and other factors, many or all of which are beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in the Company's expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2013 and 2012
Increase /
(Decrease)
Sales, net	$ (3,928,000)
Cost of goods sold	$ (1,413,000)
Selling, general and administrative expenses	$ (1,125,000)
Income before provision for income taxes	$ (1,370,000)
Provision for income taxes	$ (501,000)
Net income	$ (869,000)

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

For the six months ended November 30, 2013 (All figures discussed are for the six months ended November 30, 2013 as compared to the six months ended November 30, 2012.)

	Six months ended November 30		Change
	2013	2012	Amount	Percent
Net Revenue	$ 9,897,000	$ 13,825,000	$ (3,928,000)	-28%
Cost of sales	7,310,000	8,723,000	(1,413,000)	-16%
Gross profit	$ 2,587,000	$ 5,102,000	$ (2,515,000)	-49%
… as a percentage of net revenues	26%	37%

The Company's consolidated results of operations showed a 28% decrease in net revenues and a decrease in net income of 63%. Revenue in the current period was adversely affected by the movement of all of the Company’s production equipment from its original location at the Company headquarters to the new Buffalo Bolt Way campus in North Tonawanda during October and November. This caused an interruption of production with extensive lost time involved in installation, leveling and set-up of the machines. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 43% lower than the level recorded in the prior year. We had 34 Projects in process during the current period compared with 42 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 1% higher than the level recorded in the prior year. Total sales within the U.S. decreased 25% from the same period last year. Total sales to Asia are down 33% from the same period of the prior year. Sales decreases were recorded over the same period last year to customers in aerospace / defense (1%), industrial (15%) as well as customers involved in construction of buildings and bridges (42%). Please refer to the charts, below, which show the breakdown of sales.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Six months ended November 30
	2013	2012
Industrial	11%	10%
Construction	53%	64%
Aerospace / Defense	36%	26%

At November 30, 2012, the Company had 142 open sales orders in our backlog with a total sales value of $13.0 million. At November 30, 2013, the Company has 27% fewer open sales orders in our backlog (103 orders) and the total sales value is $16.5 million or 27% more than the prior year value.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the six month periods ended November 30, 2013 and November 30, 2012 is as follows:

	Six months ended November 30
	2013	2012
USA	59%	57%
Asia	36%	38%
Other	5%	5%

Selling, General and Administrative Expenses

	Six months ended November 30		Change
	2013	2012	Amount	Percent
Outside Commissions	$ 379,000	$ 562,000	$ (183,000)	- 33%
Other SG&A	1,530,000	2,472,000	(942,000)	- 38%
Total SG&A	$ 1,909,000	$ 3,034,000	$ (1,125,000)	- 37%
… as a percentage of net revenues	19%	22%

Selling, general and administrative expenses decreased by 37% from the prior year. Outside commission expense decreased by 33% from last year's level. This fluctuation was primarily due to the significant decrease in commissionable sales in the current year. Other selling, general and administrative expenses decreased 38% from last year to this. This decrease is primarily due to a decrease in air-freight charges incurred last year in order to meet contractual obligations to deliver products on schedule along with a decrease in estimated incentive compensation expense from the prior period related to the lower level of sales and operating results.

The above factors resulted in operating income of $678,000 for the six months ended November 30, 2013, down 67% from the $2,068,000 in the same period of the prior year.

Summary comparison of the three months ended November 30, 2013 and 2012
Increase /
(Decrease)
Sales, net	$ (1,908,000)
Cost of goods sold	$ (733,000)
Selling, general and administrative expenses	$ (427,000)
Income before provision for income taxes	$ (730,000)
Provision for income taxes	$ (267,000)
Net income	$ (463,000)

For the three months ended November 30, 2013 (All figures discussed are for the three months ended November 30, 2013 as compared to the three months ended November 30, 2012.)

	Three months ended November 30		Change
	2013	2012	Amount	Percent
Net Revenue	$ 4,600,000	$ 6,508,000	$ (1,908,000)	-29%
Cost of sales	3,292,000	4,025,000	(733,000)	-18%
Gross profit	$ 1,308,000	$ 2,483,000	$ (1,175,000)	-47%
… as a percentage of net revenues	28%	38%

The Company's consolidated results of operations showed a 29% decrease in net revenues and a decrease in net income of 60%. Revenue in the current period was adversely affected by the movement of all of the Company’s production equipment from its original location at the Company headquarters to the new Buffalo Bolt Way campus in North Tonawanda during October and November. This caused an interruption of production with extensive lost time involved in installation, leveling and set-up of the machines. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 43% lower than the level recorded in the prior year. We had 27 Projects in process during the current period compared with 31 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 6% lower than the level recorded in the prior year. Total sales within the U.S. decreased 36% from the same period last year. Total sales to Asia are down 17% from the same period of the prior year. Sales decreases recorded over the same period last year to customers with industrial applications (15%) as well as customers involved in construction of buildings and bridges (47%) were slightly offset by an increase in sales to customers in aerospace / defense. Please refer to the charts, below, which show the breakdown of sales.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended November 30
	2013	2012
Industrial	12%	10%
Construction	48%	64%
Aerospace / Defense	40%	26%

Net revenue by geographic region, as a percentage of total net revenue for the three month periods ended November 30, 2013 and November 30, 2012 is as follows:

	Three months ended November 30
	2013	2012
USA	56%	62%
Asia	43%	36%
Other	1%	2%

Selling, General and Administrative Expenses

	Three months ended November 30		Change
	2013	2012	Amount	Percent
Outside Commissions	$ 133,000	$ 283,000	$ (150,000)	- 53%
Other SG&A	751,000	1,028,000	(277,000)	- 27%
Total SG&A	$ 884,000	$ 1,311,000	$ (427,000)	- 33%
… as a percentage of net revenues	19%	20%

Selling, general and administrative expenses decreased by 33% from the prior year. Outside commission expense decreased by 53% from last year's level. This fluctuation was primarily due to: 1.) the significant decrease in commissionable sales in the current year, and, 2.) in the current year there is a higher percentage of Project sales sold through our Asian Representatives net of commissions. Other selling, general and administrative expenses decreased 27% from last year to this. This decrease is primarily due to a decrease in air-freight charges incurred last year in order to meet contractual obligations to deliver products on schedule along with a decrease in estimated incentive compensation expense from the prior period related to the lower level of sales and operating results.

The above factors resulted in operating income of $424,000 for the three months ended November 30, 2013, down 64% from the $1,172,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The Company recognized $43,000 and $36,000 of compensation cost for the six month periods ended November 30, 2013 and November 30, 2012.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	November 2013	November 2012
Risk-free interest rate:	3.25%	1.875%
Expected life of the options:	3.0 years	2.9 years
Expected share price volatility:	36%	43%
Expected dividends:	Zero	Zero

These assumptions resulted in estimated fair-market value per stock option:	$2.41	$2.46

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the six month period ended November 30, 2013 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2013:	206,750	$6.63
Options granted:	18,000	$8.48
Options exercised:	30,000	$5.26
Options expired:	5,250	$5.76
Options outstanding and exercisable at November 30, 2013:	189,500	$7.05
Closing value per share on NASDAQ at November 30, 2013:		$8.19

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

Capital expenditures for the six months ended November 30, 2013 were $1,074,000 compared to $1,628,000 in the same period of the prior year. As of November 30, 2013, the Company has commitments for capital expenditures of $20,000 during the next twelve months. These expenditures were construction costs to renovate buildings housing the Company’s machining operations, as discussed below.

The substantial renovations and modifications to the buildings acquired in 2011 have been completed at a total construction cost of $3 million. The subsequent relocation of the production machinery from the Company’s Tonawanda Island site was completed in the autumn of 2013. This move allows the former machining areas at the existing Tonawanda Island site to house greatly expanded assembly and product testing areas. All corporate and engineering offices are unaffected by the change and will remain on Tonawanda Island. The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The Company has available a $6,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5%, or the bank's prime rate less .25%. There is no balance outstanding as of November 30, 2013 or as of May 31, 2013. The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company’s real property. This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank’s part to lend. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress.

The Company is in compliance with restrictive covenants under the line of credit. In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

Covenant	Minimum per Covenant	Current Actual	When Measured
Minimum level of working capital	$3,000,000	$13,647,000	Quarterly
Minimum debt service coverage ratio	1.5:1	n/a	Fiscal Year-end

All of the $6,000,000 unused portion of our line of credit is available without violating any of our debt covenants.

Inventory and Maintenance Inventory

	November 30, 2013		May 31, 2013		Increase /(Decrease)
Raw materials	$ 538,000		$ 583,000		$ (45,000)	-8%
Work in process	7,983,000		7,876,000		107,000	1%
Finished goods	495,000		665,000		(170,000)	-26%
Inventory	9,016,000	90%	9,124,000	91%	(108,000)	-1%
Maintenance and other inventory	1,041,000	10%	904,000	9%	137,000	15%
Total	$10,057,000	100%	$10,028,000	100%	$ 29,000	-

Inventory turnover	1.5		1.7

NOTE: Inventory turnover is annualized for the six month period ended November 30, 2013.

Inventory, at $9,016,000 as of November 30, 2013, is $108,000, or 1%, lower than the prior year-end level of $9,124,000. Approximately 89% of the current inventory is work in process, 5% is finished goods, and 6% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $90,000 for each of the six month periods ended November 30, 2013 and November 30, 2012. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	November 30, 2013	May 31, 2013	Increase /(Decrease)
Accounts receivable	$ 2,362,000	$ 2,245,000	$ 117,000	5%
CIEB	2,978,000	2,458,000	520,000	21%
Less: BIEC	655,000	172,000	483,000	281%
Net	$ 4,685,000	$ 4,531,000	$ 154,000	3%

Number of an average day’s sales outstanding in accounts receivable	46	39

The Company combines the totals of accounts receivable, the current asset CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $2,362,000 as of November 30, 2013 includes approximately $225,000 of amounts retained by customers on Projects. It also includes $42,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2013 of $2,245,000 included an Allowance of $42,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 39 days at May 31, 2013 to 46 at November 30, 2013. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the second quarter of the current fiscal year is only slightly less than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is 5% more than at the end of the prior year. The combined effect of these two factors caused the DSO to increase from last year end to this quarter-end. It is expected that the retained amounts will be released in the normal course of the business in accordance with the related contracts. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible. The $2,978,000 balance in this account at November 30, 2013 is 21% more than the prior year-end. The Company expects to bill the entire amount during the next twelve months. 36% of the CIEB balance as of the end of the last fiscal quarter, May 31, 2013, was billed to those customers in the current fiscal quarter ended November 30, 2013. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	November 30, 2013	May 31, 2013
Costs	$ 3,048,000	$ 2,752,000
Estimated Earnings	692,000	640,000
Less: Billings to customers	762,000	934,000
CIEB	$ 2,978,000	$ 2,458,000
Number of Projects in progress	15	13

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $655,000 balance in this account at November 30, 2013 is up significantly from the $172,000 balance at the end of the prior year. This increase is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	November 30, 2013	May 31, 2013
Billings to customers	$ 880,000	$ 256,000
Less: Costs	152,000	71,000
Less: Estimated Earnings	73,000	13,000
BIEC	$ 655,000	$ 172,000
Number of Projects in progress	2	3

Summary of factors affecting the balances in CIEB and BIEC:

	November 30, 2013	May 31, 2013
Number of Projects in progress	17	16
Aggregate percent complete	40%	52%
Average total sales value of Projects in progress	$625,000	$415,000
Percentage of total value invoiced to customer	15%	18%
13

The Company's backlog of sales orders at November 30, 2013 is $16.5 million, up 27% from $13 million at the end of the prior year. $6.7 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,186,000 as of November 30, 2013, is 2% less than the prior year-end. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of November 30, 2013 are $452,000, up 4% from the $437,000 accrued at the prior year-end. The Company expects the current accrued amount to be paid during the next twelve months. Other current liabilities decreased 33% from the prior year-end, to $1,169,000. This is primarily due to a lower level of accrued incentive compensation expense. Payments on these liabilities will take place as scheduled within the next twelve months.

Management believes the Company's cash flows from operations and borrowing capacity under the bank line of credit are sufficient to fund ongoing operations, capital improvements and share repurchases (if any) for the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information called for by this item.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2013 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended November 30, 2013 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended November 30, 2013

	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

September 1, 2013 -
	September 30, 2013	-	-	-

October 1, 2013 -
	October 31, 2013	-	-	-

November 1, 2013 -
	November 30, 2013	-		-
(1)
	Total	-	-	-	$419,815

(1) On November 1, 2013, the Board of Directors of the Registrant voted unanimously to continue the share repurchase agreement, authorized by the Board in 2010, with Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") under which the Company repurchases shares of its common stock. The Company has designated $419,815 of cash on hand as available for open-market purchases. Since Board authorization in 2010, a total of 15,600 shares have been purchased at an average price per share of $5.14. Repurchases are made by MLPF&S for the benefit of the Registrant.

	(d)	Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000, as such term is defined in the credit documents. On November 30, 2013, under such definition, the Company's net working capital was significantly in excess of such limit. Additional information regarding the Company’s line of credit and restrictive covenants appears under the caption “Capital Resources, Line of Credit and Long-Term Debt” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported

None

	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

None

ITEM 6	Exhibits
	20	News from Taylor Devices, Inc. Shareholder Letter, Winter 2013-2014
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.
	101.INS*	XBRL Instance Document
	101.SCH*	XBRL Taxonomy Extension Schema Document
	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of November 30, 2013, the related condensed consolidated statements of income for the three and six months ended November 30, 2013 and 2012 and cash flows for the six months ended November 30, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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

January 13, 2014

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	January 13, 2014	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	January 13, 2014	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer