Form 10-K
period 2014-05-31
TAYLOR DEVICES INC
filed 2014-08-29
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter on November 30, 2013 is $27,368,000.

The number of shares outstanding of each of the registrant's classes of common stock as of August 27, 2014: 3,343,289.

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

Distribution

The Company uses the services of more than 50 sales representatives and distributors in the United States and Canada along with more than 20 representatives and distributors throughout the rest of the world. Specialized technical sales in aerospace and custom marketing activities are serviced by three sales agents, under the direction and with the assistance of Douglas P. Taylor, the Company's President. Sales representatives typically have non-exclusive, yearly agreements with the Company, which, in most instances, provide for payment of commissions on sales at 10% of the product's net aggregate selling price. Distributors also have non-exclusive, yearly agreements with the Company to purchase the Company's products for resale purposes.

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

Dependence Upon Major Customers

Sales to one customer, Sinodynamics Enterprise Co., Ltd., approximated 20% of net sales for 2014. Sinodynamics purchases Company products for the Taiwan market. The loss of this customer, unless the business is replaced by the Company, could result in an adverse effect on the results for the Company.

Patents, Trademarks and Licenses

The Company holds approximately 13 patents expiring at different times until the year 2031.

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales. The Company has no inventory out on consignment and no consignment sales for the years ended May 31, 2014 and 2013. No extended payment terms are offered. During the year ended May 31, 2014, delivery time after receipt of orders averaged 8 to 10 weeks for the Company's standard products. Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects using custom designed components of the Company.

Need for Government Approval of Principal Products or Services

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

Research and Development

The Company does not generally engage in major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the federal government. The Company, however, engages in research testing of its products. For the fiscal years ended May 31, 2014 and 2013, the Company expended $317,000 and $300,000, respectively, on manufacturing research. For the years ended May 31, 2014 and 2013, defense sponsored research and development totaled $77,000 and $163,000, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2014, the Company had 98 employees, including three executive officers, and six part time employees. The Company has good relations with its employees.

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

The Company owns three additional industrial buildings on nine acres of land in the City of North Tonawanda located 1.4 miles from the Company’s headquarters on Tonawanda Island. Total area of the three buildings is 46,000 square feet. The Company’s production machinery was relocated from the Company’s Tonawanda Island site in the autumn of 2013 and overhead cranes have been installed to move large parts from machine to machine. This allowed the former machining areas at the Tonawanda Island site to house greatly expanded assembly and product testing areas. All corporate and engineering offices were unaffected by the change and remain on Tonawanda Island.

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

The Company leases a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet at $975 per month. The warehouse is located approximately one-quarter mile from the above-referenced production facilities and office space. The total rental expense incurred by the Company for this facility in fiscal 2014 was $11,700.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Item 3. Legal Proceedings.

There are no legal proceedings at present.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

The Company's Common Stock trades on the NASDAQ Capital Market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") stock market under the symbol TAYD. The high and low sales information noted below for the quarters of fiscal year 2014 and fiscal year 2013 were obtained from NASDAQ.

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$9.58	$7.94	$9.58	$7.81
Second Quarter	$9.00	$7.82	$9.10	$7.24
Third Quarter	$8.69	$7.60	$9.73	$7.69
Fourth Quarter	$9.30	$8.27	$9.00	$7.58

Holders

As of August 13, 2014, the number of issued and outstanding shares of Common Stock was 3,343,289 and the approximate number of record holders of the Company's Common Stock was 705. Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the year ended May 31, 2014. On November 1, 2013, the Board of Directors of the Registrant voted unanimously to continue the share repurchase agreement, authorized by the Board in 2010, with Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") under which the Company repurchases shares of its common stock. The Company has designated $419,815 of cash on hand as available for open-market purchases. Since Board authorization in 2010, a total of 15,600 shares have been purchased at an average price per share of $5.14. Repurchases are made by MLPF&S for the benefit of the Registrant.

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2014.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2001 Stock Option Plan 2005 Stock Option Plan 2008 Stock Option Plan 2012 Stock Option Plan	5,750 62,000 87,000 64,750	$3.27 $5.27 $8.13 $8.52	- - - 95,250
Equity compensation plans not approved by security holders:
2004 Employee Stock Purchase Plan (1)	-	-	229,599
Total	219,500		324,849

(1)	The Company's 2004 Employee Stock Purchase Plan (the "Employee Plan") permits eligible employees to purchase shares of the Company's common stock at fair market value through payroll deductions and without brokers' fees. Such purchases are without any contribution on the part of the Company. As of May 31, 2014, 229,599 shares were available for issuance.

Item 6. Selected Financial Data

The Company qualifies as a smaller reporting company, as defined by 17 CFR §229.10(f)(1), and is not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this 10-K that does not consist of historical facts are "forward-looking statements." Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," "assume" and "optimistic" constitute forward-looking statements and, as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; variations in timing and amount of customer orders; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in the Company's expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

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

Accounts Receivable

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. Accounts receivable are stated at an amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts after considering the age of each receivable and communications with the customers involved. Balances that are collected, for which a credit to a valuation allowance had previously been recorded, result in a current-period reversal of the earlier transaction charging earnings and crediting a valuation allowance. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable in the current period. The actual amount of accounts written off over the five year period ended May 31, 2014 equaled less than 0.1% of sales for that period. The balance of the valuation allowance has decreased since May 31, 2013 to the current level of $10,000. Management does not expect the valuation allowance to materially change in the next twelve months for the current accounts receivable balance.

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

The provision for potential inventory obsolescence was $180,000 for each of the years ended May 31, 2014 and 2013.

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

Historically, actual results have not varied materially from the Company's estimates. In the fiscal year ended May 31, 2014, 47% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 53% of revenue was recorded as deliveries were made to our customers. In the fiscal year ended May 31, 2013, 58% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 42% of revenue was recorded as deliveries were made to our customers.

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

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible. The Company provides a valuation allowance to the extent that deferred tax assets may not be realized. A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable. The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance. In future years the Company will need to generate approximately $3.2 million of taxable income in order to realize our deferred tax assets recorded as of May 31, 2014 of $1,099,000. This deferred tax asset balance is 3% ($36,000) higher than at the end of the prior year. The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced. If actual results differ from estimated results or if the Company adjusts these assumptions, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate. Historically, actual results have not varied materially from the Company's estimates.

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.

The Company and its subsidiary file consolidated Federal and State income tax returns. As of May 31, 2014, the Company had State investment tax credit carryforwards of approximately $145,000 expiring through May 2020.

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the years ended May 31, 2014 and 2013
Increase /
(Decrease)
Sales, net	$ (4,718,000)
Cost of goods sold	$ (1,419,000)
Selling, general and administrative expenses	$ (1,378,000)
Income before provision for income taxes	$ (1,892,000)
Provision for income taxes	$ (475,000)
Net income	$ (1,417,000)

For the year ended May 31, 2014 (All figures being discussed are for the year ended May 31, 2014 as compared to the year ended May 31, 2013.)

	Year ended May 31		Change
	2014	2013	Amount	Percent
Net Revenue	$ 20,011,000	$ 24,729,000	$ (4,718,000)	-19%
Cost of sales	14,546,000	15,965,000	(1,419,000)	-9%
Gross profit	$ 5,465,000	$ 8,764,000	$ (3,299,000)	-38%
… as a percentage of net revenues	27%	35%

The Company's consolidated results of operations showed a 19% decrease in net revenues and a decrease in net income of 56%. Gross profit decreased by 38%. After record high sales levels two years ago and above average sales levels last year, the sales level dropped in the middle of the current fiscal year at a time when movement of all of the Company’s production equipment from its original location at the Company headquarters to the new Buffalo Bolt Way campus in North Tonawanda during October and November resulted in an interruption of production with extensive lost time involved in installation, leveling and set-up of the machines. In the current period, revenues accounted for under the percentage-of-completion method of accounting decreased by 35% from the level recorded in the prior year. This decrease is primarily due to fewer projects in process in the current year (51 in fiscal 2014; 59 in fiscal 2013). Of the 51 projects in process during this year, 25 were still in process at 5/31/14 compared with the prior year when 16 of the 59 projects worked on were still in process at 5/31/13. The average value of these projects in-process at the end of the current fiscal year ($710,000) increased by 71% from the projects in-process at the end of the prior fiscal year ($415,000). The projects in the current year are 31% complete in the aggregate as compared with 52% for those in process at 5/31/13. Revenues recorded for all other product sales increased by 3% from last year. The gross profit as a percentage of net revenues for the current and prior year periods was 27% and 35%, respectively.

The number of projects in-process fluctuates from period to period, as does the average value of projects in-process. The changes from the prior period to the current period are not necessarily representative of future results.

The mix of customers buying our products changed from last year. Sales of the Company's products are made to three general groups of customers: industrial, construction and aerospace / defense. A 35% decrease from last year’s level in sales to construction customers who were seeking seismic / wind protection for either building new buildings and bridges or retrofitting existing buildings and bridges, and a 19% decrease in sales to customers using our products in industrial applications, was offset somewhat by a 9% increase in sales to aerospace / defense customers. A breakdown of sales to these three general groups of customers is as follows:

	Year ended May 31
	2014	2013
Industrial	10%	10%
Construction	46%	57%
Aerospace / Defense	44%	33%

At May 31, 2013, we had 108 open sales orders in our backlog with a total sales value of $13.1 million. At May 31, 2014, we had 107 open sales orders in our backlog and the total sales value is $24.6 million. $12.4 million of the current backlog is on projects already in progress. $3.2 million of the $13.1 million sales order backlog at May 31, 2013 was in progress at that date. 40% of the sales value in the backlog is for aerospace / defense customers compared to 59% at the end of fiscal 2013. As a percentage of the total sales order backlog, orders from customers in construction accounted for 58% at May 31, 2014 and 38% at May 31, 2013.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for fiscal years ended May 31, 2014 and 2013 is as follows:

	Year ended May 31
	2014	2013
North America	63%	55%
Asia	33%	41%
Other	4%	4%

Selling, General and Administrative Expenses

	Year ended May 31		Change
	2014	2013	Amount	Percent
Outside Commissions	$ 794,000	$ 858,000	$ (64,000)	-7%
Other SG&A	3,126,000	4,440,000	(1,314,000)	-30%
Total SG&A	$ 3,920,000	$ 5,298,000	$ (1,378,000)	-26%
… as a percentage of net revenues	20%	21%

Selling, general and administrative expenses decreased by 26% from the prior year. Outside commission expense decreased 7% from last year's level. This fluctuation was primarily due to the decrease in the level of sales from last year to this. Other selling, general and administrative expenses decreased by 30% from last year. This decrease is primarily due to a decrease in air-freight charges incurred last year in order to meet contractual obligations to deliver products on schedule along with a decrease in estimated incentive compensation expense from the prior period related to the lower level of sales and operating results.

The above factors resulted in operating income of $1,546,000 for the year ended May 31, 2014, down 55% from the $3,467,000 in the prior year.

The Company's effective tax rate (ETR) is calculated based upon current assumptions relating to the year's operating results and various tax related items. The ETR for the fiscal year ended May 31, 2014 is 27.9%, slightly more than the ETR for the prior year of 26.4%. A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2014	2013
Computed tax provision at the expected statutory rate	$ 533,000	$1,176,000
State income tax - net of Federal tax benefit	1,000	(3,000)
Tax effect of permanent differences:
Research tax credits	(99,000)	(213,000)
Other permanent differences	(17,000)	(30,000)
Other	19,000	(18,000)
	$ 437,000	$ 912,000

Stock Options

The Company has stock option plans which provide for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plans are exercisable over a ten year term. Options not exercised by the end of the term expire.

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The Company recognized $112,000 and $110,000 of compensation cost for the years ended May 31, 2014 and 2013.

The fair value of each stock option grant has been determined using the Black-Scholes model. The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. The Company used a weighted average expected term. Expected volatility assumptions utilized in the model were based on volatility of the Company's stock price for the thirty month period immediately preceding the granting of the options. The Company issued stock options in August 2013 and April 2014. The risk-free interest rate is derived from the U.S. treasury yield.

The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

	August 2013	April 2014
Risk-free interest rate:	3.25%	3.25%
Expected life of the options:	3 years	3 years
Expected share price volatility:	36%	32%
Expected dividends:	zero	zero
These assumptions resulted in estimated fair-market value per stock option:	$2.41	$2.30

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy. A summary of changes in the stock options outstanding during the year ended May 31, 2014 is presented below.

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2013:	206,750	$6.63
Options granted:	48,000	$8.80
Less: Options exercised:	30,000	$5.26
Less: Options expired:	5,250
Options outstanding and exercisable at May 31, 2014:	219,500	$7.31
Closing value per share on NASDAQ at May 31, 2014:		$8.83

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

Capital expenditures for the year ended May 31, 2014 were $1,356,000 compared to $3,293,000 in the prior year. The Company has no commitments to make capital expenditures as of May 31, 2014.

The Company has a $6,000,000 demand line of credit from a bank, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5% or the bank's prime rate less .25%. There is no outstanding balance at May 31, 2014. There was no outstanding balance as of May 31, 2013. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress. The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company's real property. This line of credit is subject to the usual terms and conditions applied by the bank and is subject to renewal annually. In conjunction with this line of credit, the Company agreed to the following covenants:

Covenant	Minimum per Covenant	Current Actual	When Measured
Minimum level of working capital	$3 million	$14.8 million	Quarterly
Minimum debt service coverage ratio	1.5:1	No debt service	Fiscal Year-end

The bank is not committed to make loans under this line of credit and no commitment fee is charged.

Inventory and Maintenance Inventory

	May 31, 2014		May 31, 2013		Increase /(Decrease)
Raw materials	$ 571,000		$ 583,000		$ (12,000)	-2%
Work in process	8,149,000		7,876,000		273,000	3%
Finished goods	258,000		665,000		(407,000)	-61%
Inventory	8,978,000	91%	9,124,000	91%	(146,000)	-2%
Maintenance and other inventory	837,000	9%	904,000	9%	(67,000)	-7%
Total	$ 9,815,000	100%	$ 10,028,000	100%	$ (213,000)	-2%

Inventory turnover	1.5		1.7

Inventory, at $8,978,000 as of May 31, 2014, is 2% lower than the prior year-end. Of this, approximately 91% is work in process, 3% is finished goods, and 6% is raw materials. All of the current inventory is expected to be consumed or sold within twelve months. The level of inventory will fluctuate from time to time due to the stage of completion of the non-project sales orders in progress at the time.

The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders. There was approximately $183,000 of slow-moving inventory used during the year ended May 31, 2014. The Company disposed of approximately $153,000 and $268,000 of obsolete inventory during the years ended May 31, 2014 and 2013, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB) and Billings in Excess of Costs and Estimated Earnings (BIEC”)

	May 31, 2014	May 31, 2013	Increase /(Decrease)
Accounts receivable	$ 2,894,000	$ 2,245,000	$ 649,000	29%
CIEB	2,374,000	2,458,000	(84,000)	-3%
Less: BIEC	851,000	172,000	679,000	395%
Net	$ 4,417,000	$ 4,531,000	$ (114,000)	-3%

Number of an average day’s sales outstanding in accounts receivable (DSO)	49	39

The Company combines the totals of accounts receivable, the asset CIEB, and the liability BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $2,894,000 as of May 31, 2014 includes approximately $556,000 of amounts retained by customers on long-term construction projects. The Company expects to collect all of these amounts, including the retained amounts, during the next twelve months. The number of an average day's sales outstanding in accounts receivable (DSO) increased from 39 days at May 31, 2013 to 49 days at May 31, 2014. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the fourth quarter of the current year is only 3% more than the level in the fourth quarter of the prior year. The level of accounts receivable at the end of the current year is 29% more than at the end of the prior year. The combination of these two factors caused the DSO to increase from last year end to this. The increase in the level of accounts receivable was due to: a.) the increase in retained amounts on projects, as discussed above and b.) a significant increase (114%) in the amount of billings to customers on projects in May 2014 over May 2013.

The status of the projects in-progress at the end of the current and prior fiscal years have changed in the factors affecting the year-end balances in the asset CIEB, and the liability BIEC:

	2014	2013
Number of projects in progress at year-end	25	16
Aggregate percent complete at year-end	31%	52%
Average total value of projects in progress at year-end	$710,000	$415,000
Percentage of total value invoiced to customer	22%	18%

There are 56% more projects in-process at the end of the current fiscal year as compared with the prior year end and the average value of those projects has increased by 71% between those two dates.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible. The $2,374,000 balance in this account at May 31, 2014 is a 3% decrease from the prior year-end. Generally, if progress billings are permitted under the terms of a project sales agreement, then the more complete the project is, the more progress billings will be permitted. The Company expects to bill the entire amount during the next twelve months. 61% of the CIEB balance as of the end of the last fiscal quarter, February 28, 2014, was billed to those customers in the current fiscal quarter ended May 31, 2014. The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

As of May 31, 2014, there are sales orders for eight projects that are not yet in progress. These projects average $730,000 each in value upon completion. This compares to nine such projects as of the prior year end with an average value of $253,000.

The year-end balances in the CIEB account are comprised of the following components:

	May 31, 2014	May 31, 2013
Costs	$ 3,055,000	$ 2,752,000
Estimated earnings	929,000	640,000
Less: Billings to customers	1,610,000	934,000
CIEB	$ 2,374,000	$ 2,458,000
Number of projects in progress	17	13

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $851,000 balance in this account at May 31, 2014 is in comparison to a $172,000 balance at the end of the prior year. The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	May 31, 2014	May 31, 2013
Billings to customers	$ 2,236,000	$ 256,000
Less: Costs	1,072,000	71,000
Less: Estimated earnings	313,000	13,000
BIEC	$ 851,000	$ 172,000
Number of projects in progress	8	3

The Company's backlog of sales orders at May 31, 2014 is $24.6 million, up 88% from the backlog at the end of the prior year of $13.1 million. $12.4 million of the current backlog is on projects already in progress.

Accounts payable, at $1,166,000 as of May 31, 2014, is only slightly less than the prior year-end. The Company expects the current accounts payable amount to be paid during the next twelve months.

Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of May 31, 2014 are $430,000. This is only slightly less than the $437,000 accrued at the prior year-end. The Company expects the current accrued amount to be paid during the next twelve months.

Other accrued expenses of $1,259,000 decreased by 28% from the prior year of $1,736,000. This decrease is primarily due to a decrease in estimated incentive compensation expense from the prior period related to the lower level of operating results.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of May 31, 2014 and have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) Management's report on internal control over financial reporting.

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this assessment management has concluded that, as of May 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on November 7, 2014, which information is hereby incorporated by reference into this Annual Report. The proxy materials, including the Proxy Statement and form of proxy, will be filed within 120 days after the Company's fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets as of May 31, 2014 and 2013
(iii)	Consolidated Statements of Income for the years ended May 31, 2014 and 2013
(iv)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2014 and 2013
(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2014 and 2013
(vi)	Notes to Consolidated Financial Statements - May 31, 2014 and 2013
EXHIBITS:
3	Articles of incorporation and by-laws
(i)	Restated Certificate of Incorporation incorporated by reference to Exhibit (3)(i) of Annual Report on Form 10-K, dated August 24, 1983.
(ii)	Amendment to Certificate of Incorporation incorporated by reference to Exhibit (3)(iv) to Form 8 [Amendment to Application or Report], dated September 24, 1993.
(iii)

Amendment to Certificate of Incorporation eliminating and re-designating the Series A Junior Preferred Stock and creating 5,000 Series 2008 Junior Participating Preferred Stock, at $.05 par value, as filed by the Secretary of State of the State of New York on September 16, 2008, and incorporated by reference to Exhibit (3)(i) of Form 8-K, dated as of September 15, 2008 and filed September 18, 2008.

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

(vi)

Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File No. 333-114085, for the 2004 Taylor Devices, Inc. Employee Stock Purchase Plan, filed with the Securities and Exchange Commission on August 24, 2006.

(vii)

Form of Indemnification Agreement between registrant and directors and executive officers, attached as Appendix A to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 27, 2007.

(viii)

Consent Agreement by and between Taylor Devices, Inc. and HSBC Bank USA, National Association, dated November 30, 2008, incorporated by reference to Exhibit 10(xv) to Annual Report on Form 10-KSB, dated August 21, 2008.

(ix)	General Security Agreement dated August 7, 2009 by the Registrant in favor of First Niagara Bank, incorporated by reference to Exhibit 10(xiii) to Annual Report on Form 10-K filed August 28, 2009.
(x)	Negative Pledge Agreement dated August 7, 2009 by the Registrant in favor of First Niagara Bank, incorporated by reference to Exhibit 10(xiv) to Annual Report on Form 10-K filed August 28, 2009.
(xi)

Management Bonus Policy dated as of March 4, 2011 between the Registrant and executive officers, incorporated by reference to Exhibit 10(i) to Quarterly Report on Form 10-Q for the period ending February 28, 2011.

(xii)	Employment Agreement dated as of August 26, 2014 between the Registrant and Douglas P. Taylor.
(xiii)	Employment Agreement dated as of August 26, 2014 between the Registrant and Richard G. Hill.
(xiv)	Employment Agreement dated as of August 26, 2014 between the Registrant and Mark V. McDonough.

11	Statement regarding computation of per share earnings

	REG. 228.601(A)(11) Statement regarding computation of per share earnings

	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2014

		Weighted average common stock outstanding		3,341,975
		Common shares issuable under stock option plans using treasury stock method		30,830
		Weighted average common stock outstanding assuming dilution		3,372,805

		Net income fiscal year ended May 31, 2014	(1)	$ 1,131,212
		Weighted average common stock	(2)	3,341,975
		Basic income per common share (1) divided by (2)		$ .34

		Net income fiscal year ended May 31, 2014	(3)	$ 1,131,212
		Weighted average common stock outstanding assuming dilution	(4)	3,372,805
		Diluted income per common share (3) divided by (4)		$ .34

	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2013

		Weighted average common stock outstanding		3,310,514
		Common shares issuable under stock option plans using treasury stock method		46,778
		Weighted average common stock outstanding assuming dilution		3,357,292

		Net income fiscal year ended May 31, 2013	(1)	$ 2,547,794
		Weighted average common stock	(2)	3,310,514
		Basic income per common share (1) divided by (2)		$ .77

		Net income fiscal year ended May 31, 2013	(3)	$ 2,547,794
		Weighted average common stock outstanding assuming dilution	(4)	3,357,292
		Diluted income per common share (3) divided by (4)		$ .76

13	The Annual Report to Security Holders for the fiscal year ended May 31, 2014, attached to this Annual Report on Form 10-K.

14	Code of Ethics, incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the period ending May 31, 2004.
20	Other documents or statements to security holders
	(i)	News from Taylor Devices, Inc. Shareholder Letter, Summer 2014.
21	Subsidiaries of the registrant
	Tayco Realty Corporation is a New York corporation organized on September 8, 1977, owned by the Company.
23	The Consent of Independent Registered Public Accounting Firm precedes the Consolidated Financial Statements.
31	Officer Certifications
	(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Officer Certifications
	(i)	Section 1350 Certification of Chief Executive Officer.

	(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
	101.INS**	XBRL Instance Document
	101.SCH**	XBRL Taxonomy Extension Schema Document
	101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
**	In accordance with Rule 406T(b)(2) of Regulation S-T, the interactive data files in this Report shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Douglas P. Taylor	Date:	August 14, 2014
Douglas P. Taylor
President and Director
(Principal Executive Officer)

and

By:	/s/Mark V. McDonough	Date:	August 14, 2014
Mark V. McDonough
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Reginald B. Newman II	By:	/s/Richard G. Hill
	Reginald B. Newman II, Director		Richard G. Hill, Director
	August 14, 2014		August 14, 2014

By:	/s/John Burgess	By:	/s/Randall L. Clark
	John Burgess, Director		Randall L. Clark, Director
	August 14, 2014		August 14, 2014

[Lumsden & McCormick, LLP Letterhead]

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of

Taylor Devices, Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K (Commission File Number 0-3498) of Taylor Devices, Inc. of our report dated August 21, 2014 and any reference thereto in the Annual Report to Shareholders for the fiscal year ended May 31, 2014.

We also consent to such incorporation by reference in Registration Statement Nos. 333-75662, 333-114085, 333-133340, 333-155284 and 333-184809 of Taylor Devices, Inc. on Form S-8 of our report dated August 21, 2014.

/s/Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

Buffalo, New York

August 21, 2014

TAYLOR DEVICES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

[Lumsden & McCormick, LLP Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary as of May 31, 2014 and 2013, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

Buffalo, New York

August 21, 2014

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2014	2013

Assets
Current assets:
Cash and cash equivalents	$ 2,793,642	$ 1,997,874
Accounts receivable, net (Note 2)	2,894,344	2,244,575
Inventory (Note 3)	8,978,302	9,124,186
Prepaid expenses	423,232	299,776
Prepaid income taxes	-	157,137
Costs and estimated earnings in excess of billings (Note 4)	2,373,791	2,457,822
Deferred income taxes (Note 10)	1,098,600	1,062,600
Total current assets	18,561,911	17,343,970

Maintenance and other inventory, net (Note 5)	836,569	904,299
Property and equipment, net (Note 6)	7,867,728	7,211,162
Cash value of life insurance, net	164,568	159,078
	$ 27,430,776	$ 25,618,509
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,166,162	$ 1,209,597
Accrued commissions	429,839	436,732
Other accrued expenses	1,258,765	1,736,357
Billings in excess of costs and estimated earnings (Note 4)	850,531	171,881
Accrued income taxes	85,023	-
Total current liabilities	3,790,320	3,554,567

Deferred income taxes (Note 10)	558,485	398,185

Stockholders' Equity:
Common stock, $.025 par value, authorized 8,000,000 shares,
issued 3,872,959 and 3,841,178 shares	96,824	96,029
Paid-in capital	7,682,170	7,397,963
Retained earnings	17,801,960	16,670,748
	25,580,954	24,164,740
Treasury stock - 530,143 shares at cost	(2,498,983)	(2,498,983)
Total stockholders' equity	23,081,971	21,665,757
	$ 27,430,776	$ 25,618,509

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2014	2013

Sales, net (Note 9)	$ 20,011,228	$ 24,729,585

Cost of goods sold	14,545,882	15,965,255

Gross profit	5,465,346	8,764,330

Selling, general and administrative expenses	3,919,594	5,297,668

Operating income	1,545,752	3,466,662

Other income (expense):
Interest, net	860	(45,460)
Miscellaneous	21,600	38,592
Total other income (expense)	22,460	(6,868)

Income before provision for income taxes	1,568,212	3,459,794

Provision for income taxes (Note 10)	437,000	912,000

Net income	$ 1,131,212	$ 2,547,794

Basic earnings per common share (Note 11)	$ 0.34	$ 0.77
Diluted earnings per common share (Note 11)	$ 0.34	$ 0.76

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

For the years ended May 31, 2014 and 2013
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2012	$ 95,995	$ 7,276,694	$ 14,122,954	$ (2,498,983)

Net income for the year ended May 31, 2013	-	-	2,547,794	-

Common stock issued for employee stock
purchase plan (Note 13)	34	11,683	-	-

Stock options issued for services	-	109,586	-	-

Balance, May 31, 2013	96,029	7,397,963	16,670,748	(2,498,983)

Net income for the year ended May 31, 2014	-	-	1,131,212	-

Common stock issued for employee stock
Option plan (Note 14)	750	156,900	-	-

Common stock issued for employee stock
purchase plan (Note 13)	45	15,136	-	-

Stock options issued for services	-	112,171	-	-

Balance, May 31, 2014	$ 96,824	$ 7,682,170	$ 17,801,960	$ (2,498,983)

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended May 31,	2014	2013

Operating activities:
Net income	$ 1,131,212	$ 2,547,794
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation	699,039	564,262
Stock options issued for services	112,171	109,586
Bad debts expense (recovery)	(32,024)	-
Provision for inventory obsolescence	180,000	180,000
Deferred income taxes	124,300	2,000
Changes in other current assets and liabilities:
Accounts receivable	(617,745)	3,365,753
Inventory	33,614	(991,116)
Prepaid expenses	(123,456)	182,541
Prepaid income taxes	157,137	(157,137)
Costs and estimated earnings in excess of billings	84,031	3,034,206
Accounts payable	(43,435)	(2,152,145)
Accrued commissions	(6,893)	(194,489)
Other accrued expenses	(477,592)	(380,398)
Billings in excess of costs and estimated earnings	678,650	(497,019)
Accrued income taxes	85,023	(140,977)
Net operating activities	1,984,032	5,472,861

Investing activities:
Acquisition of property and equipment	(1,355,605)	(3,293,471)
Increase in cash value of life insurance	(5,490)	(5,528)
Net investing activities	(1,361,095)	(3,298,999)

Financing activities:
Net short-term borrowings	-	(258,000)
Payments on long-term debt	-	(3,657)
Proceeds from issuance of common stock	172,831	11,717
Net financing activities	172,831	(249,940)

Net change in cash and cash equivalents	795,768	1,923,922

Cash and cash equivalents - beginning	1,997,874	73,952
Cash and cash equivalents - ending	$ 2,793,642	$ 1,997,874

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

62% of the Company's 2014 revenue was generated from sales to customers in the United States and 33% was from sales to customers in Asia. Remaining sales were to customers in other countries in North America, Europe and South.

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

Revenue Recognition:

Sales are recognized when units are delivered or services are performed. Sales under fixed-price contracts are recorded as deliveries are made at the contract sales price of the units delivered. Sales under certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries, are accounted for under the percentage-of-completion method of accounting whereby revenues are recognized based on estimates of completion prepared on a ratio of cost to total estimated cost basis. Costs include all material and direct and indirect charges related to specific contracts. Other expenses are charged to operations as incurred. Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the revenue and profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion. In the fiscal year ended May 31, 2014, 47% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 53% of revenue was recorded as deliveries were made to our customers. In the fiscal year ended May 31, 2013, 58% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 42% of revenue was recorded as deliveries were made to our customers.

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

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at May 31, 2014 or 2013. The Company recorded no interest expense or penalties in its consolidated statements of income during the years ended May 31, 2014 and 2013.

Sales Taxes:

Certain jurisdictions impose a sales tax on Company sales to nonexempt customers. The Company collects these taxes from customers and remits the entire amount as required by the applicable law. The Company excludes from revenues and expenses the tax collected and remitted.

Stock-Based Compensation:

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The stock-based compensation expense for the years ended May 31, 2014 and 2013 was $112,171 and $109,586.

New Accounting Standards:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 (fiscal year 2018 for the Company) and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 on its Consolidated Financial Statements.

Other recently issued Accounting Standards Codification (ASC) guidance has either been implemented or are not significant to the Company.

2. Accounts Receivable:

	2014	2013
Customers	$ 2,348,113	$ 1,931,178
Customers - retention	556,231	355,421
	2,904,344	2,286,599
Less allowance for doubtful accounts	10,000	42,024
	$ 2,894,344	$ 2,244,575

3. Inventory:

	2014	2013
Raw materials	$ 571,491	$ 582,591
Work-in-process	8,149,015	7,876,272
Finished goods	357,796	765,323
	9,078,302	9,224,186
Less allowance for obsolescence	100,000	100,000
	$ 8,978,302	$ 9,124,186

4. Costs and Estimated Earnings on Uncompleted Contracts:

	2014	2013
Costs incurred on uncompleted contracts	$ 4,126,406	$ 2,822,541
Estimated earnings	1,242,594	653,458
	5,369,000	3,475,999
Less billings to date	3,845,740	1,190,058
	$ 1,523,260	$ 2,285,941

Amounts are included in the accompanying balance sheets under the following captions:

	2014	2013
Costs and estimated earnings in excess of billings	$ 2,373,791	$ 2,457,822
Billings in excess of costs and estimated earnings	850,531	171,881
	$ 1,523,260	$ 2,285,941
31

5. Maintenance and Other Inventory:

	2014	2013
Maintenance and other inventory	$ 2,128,710	$ 2,169,148
Less allowance for obsolescence	1,292,141	1,264,849
	$ 836,569	$ 904,299

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

The provision for potential inventory obsolescence was $180,000 for each of the years ended May 31, 2014 and 2013.

6. Property and Equipment:

	2014	2013
Land	$ 195,220	$ 195,220
Buildings and improvements	7,752,647	7,214,445
Machinery and equipment	7,089,831	6,711,011
Office furniture and equipment	1,222,222	1,091,929
Autos and trucks	73,331	73,331
Land improvements	371,590	63,300
	16,704,841	15,349,236
Less accumulated depreciation	8,837,113	8,138,074
	$ 7,867,728	$ 7,211,162

Depreciation expense was $699,039 and $564,262 for the years ended May 31, 2014 and 2013.

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

There is no amount outstanding under the line of credit at May 31, 2014 or May 31, 2013.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis. Outstanding checks under this arrangement totaled $264,146 and $113,095 as of May 31, 2014 and 2013. These amounts are included in accounts payable.

8. Legal Proceedings:

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

	2014	2013
Construction	$ 9,110,853	$14,105,072
Aerospace / Defense	8,879,443	8,132,008
Industrial	2,020,932	2,492,505
	$20,011,228	$24,729,585

Sales to five customers approximated 50% (20%, 10%, 9%, 6% and 5%, respectively) of net sales for 2014. Sales to five customers approximated 52% (29%, 7%, 6%, 5% and 5%, respectively) of net sales for 2013.

10. Income Taxes:

	2014	2013
Current tax provision (benefit):
Federal	$ 311,000	$ 911,000
State	1,700	(1,000)
	312,700	910,000
Deferred tax provision (benefit):
Federal	122,900	2,000
State	1,400	-
	124,300	2,000
	$ 437,000	$ 912,000

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2014	2013
Computed tax provision at the expected statutory rate	$ 533,200	$1,176,400
State income tax - net of Federal tax benefit	1,000	(2,900)
Tax effect of permanent differences:
Research tax credits	(99,000)	(213,000)
Other permanent differences	(17,200)	(29,800)
Other	19,000	(18,700)
	$ 437,000	$ 912,000
Effective income tax rate	27.9%	26.4%

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2014	2013
Deferred tax assets:
Allowance for doubtful receivables	$ 3,400	$ 14,400
Tax inventory adjustment	254,600	209,500
Allowance for obsolete inventory	474,800	465,400
Accrued vacation	59,800	60,200
Accrued commissions	8,900	4,000
Warranty reserve	89,900	126,300
Stock options issued for services	207,200	182,800
	1,098,600	1,062,600
Deferred tax liabilities:
Excess tax depreciation	(558,485)	(398,185)
Net deferred tax assets	$ 540,115	$ 664,415

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible. The Company provides a valuation allowance to the extent that deferred tax assets may not be realized. A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable. The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance. The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced. The Company will need to generate approximately $3.2 million in taxable income in future years in order to realize the deferred tax assets recorded as of May 31, 2014 of $1,098,600.

The Company and its subsidiary file consolidated Federal and State income tax returns. As of May 31, 2014, the Company had State investment tax credit carryforwards of approximately $145,000 expiring through May 2020.

11. Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2014	2013
Average common shares outstanding	3,341,975	3,310,514
Common shares issuable under stock option plans	30,830	46,778
Average common shares outstanding assuming dilution	3,372,805	3,357,292

12. Related Party Transactions:

The Company had no related party transactions for the years ended May 31, 2014 and 2013.

13. Employee Stock Purchase Plan:

In March 2004, the Company reserved 295,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan. Participation in the employee stock purchase plan is voluntary for all eligible employees of the Company. Purchase of common shares can be made by employee contributions through payroll deductions. At the end of each calendar quarter, the employee contributions will be applied to the purchase of common shares using a share value equal to the mean between the closing bid and ask prices of the stock on that date. These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan. During the years ended May 31, 2014 and 2013, 1,781 ($8.22 to $8.935 price per share) and 1,359 ($8.39 to $8.98 price per share) common shares, respectively, were issued to employees. As of May 31, 2014, 229,599 shares were reserved for further issue.

14. Stock Option Plans:

In 2012, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options. The incentive stock options qualify for preferential treatment under the Internal Revenue Code. Under this plan, 160,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 64,750 shares have been granted as of May 31, 2014. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.

Using the Black-Scholes option pricing model, the weighted average estimated fair value of each option granted under the plan was $2.34 during 2014 and $2.46 during 2013. The pricing model uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company's stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation model. The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

34

	2014	2013
Risk-free interest rate	3.25%	2.21%
Expected life in years	3.0	2.9
Expected volatility	33%	44%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding - May 31, 2012	163,750	$ 6.30	$ 336,604
Options granted	44,500	$ 7.84
Less: options expired	1,500	-
Outstanding - May 31, 2013	206,750	$ 6.63	$ 377,891
Options granted	48,000	$ 8.80
Less: options exercised	30,000	$ 5.26
Less: options expired	5,250	-
Outstanding - May 31, 2014	219,500	$ 7.31	$ 398,954

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of the balance sheet dates. The aggregate intrinsic value of outstanding options as of the end of each fiscal year is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the money at that date (164,500 at May 31, 2014 and 181,750 at May 31, 2013.) The Company's closing stock price was $8.83 and $8.07 as of May 31, 2014 and 2013. As of May 31, 2014, there are 95,250 options available for future grants under the 2012 stock option plan. $157,650 was received from the exercise of share options during the fiscal year ended May 31, 2014.

The following table summarizes information about stock options outstanding at May 31, 2014:

Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	15,000	3.6	$2.85
$5.01-$6.00	50,000	4.1	$5.60
$6.01-$7.00	37,750	4.8	$6.24
$7.01-$8.00	30,000	8.9	$7.74
$8.01-$9.00	61,750	8.8	$8.63
$11.01-$12.00	25,000	7.9	$11.29
$2.00-$12.00	219,500	6.6	$7.31

The following table summarizes information about stock options outstanding at May 31, 2013:

Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	20,000	4.9	$2.84
$3.01-$4.00	750	6.2	$3.51
$5.01-$6.00	71,500	5.1	$5.59
$6.01-$7.00	45,000	5.8	$6.25
$7.01-$8.00	30,000	9.9	$7.74
$8.01-$9.00	14,500	8.9	$8.06
$11.01-$12.00	25,000	8.9	$11.29
$2.00-$12.00	206,750	6.6	$6.63

15. Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series. The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

16. Treasury Stock:

There was no change in the amount of treasury stock during the years ended May 31, 2014 and 2013.

17. Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code. The Company matches a percentage of employee voluntary salary deferrals subject to limitations. The Company may also make discretionary contributions as determined annually by the Company's Board of Directors. The amount expensed under the plan was $64,282 and $72,655 for the years ended May 31, 2014 and 2013.

18. Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate fair value because of the short maturity of these instruments.

19. Cash Flows Information:

	2014	2013

Interest paid	$ 831	$ 45,885

Income taxes paid	$ 70,540	$ 1,208,114