Form 10-Q
period 2014-11-30
TAYLOR DEVICES INC
filed 2015-01-13
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Yes ☐       No ☑

As of January 12, 2015, there were outstanding 3,346,998 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30,	May 31,
	2014	2014

Assets
Current assets:
Cash and cash equivalents	$ 3,160,848	$ 2,793,642
Accounts receivable, net	3,031,469	2,894,344
Inventory	8,728,190	8,978,302
Costs and estimated earnings in excess of billings	4,773,115	2,373,791
Other current assets	1,661,703	1,521,832
Total current assets	21,355,325	18,561,911

Maintenance and other inventory, net	775,264	836,569
Property and equipment, net	7,786,120	7,867,728
Other assets	167,457	164,568
	$ 30,084,166	$ 27,430,776
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,726,811	$ 1,166,162
Accrued commissions	494,334	429,839
Billings in excess of costs and estimated earnings	2,430,296	850,531
Other current liabilities	845,786	1,343,788
Total current liabilities	5,497,227	3,790,320

Long-term liabilities	558,485	558,485

Stockholders' Equity:
Common stock and additional paid-in capital	7,828,858	7,778,994
Retained earnings	18,698,579	17,801,960
	26,527,437	25,580,954
Treasury stock - at cost	(2,498,983)	(2,498,983)
Total stockholders’ equity	24,028,454	23,081,971

	$ 30,084,166	$ 27,430,776

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2014	2013	2014	2013

Sales, net	$ 6,705,095	$ 4,600,452	$ 13,256,477	$ 9,897,118

Cost of goods sold	4,716,882	3,292,407	9,583,157	7,309,972

Gross profit	1,988,213	1,308,045	3,673,320	2,587,146

Selling, general and administrative expenses	1,216,975	883,678	2,303,654	1,908,864

Operating income	771,238	424,367	1,369,666	678,282

Other income, net	7,075	2,056	10,953	10,404

Income before provision for income taxes	778,313	426,423	1,380,619	688,686

Provision for income taxes	274,000	120,000	484,000	181,000

Net income	$ 504,313	$ 306,423	$ 896,619	$ 507,686

Basic and diluted earnings per common share	$ 0.15	$ 0.09	$ 0.27	$ 0.15

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited) November 30,
For the six months ended	2014	2013

Operating activities:
Net income	$ 896,619	$ 507,686
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	371,256	356,343
Stock options issued for services	37,112	43,301
Changes in other assets and liabilities:
Accounts receivable	(137,125)	(117,769)
Inventory	311,417	(28,456)
Costs and estimated earnings in excess of billings	(2,399,324)	(520,639)
Other current assets	(139,871)	94,124
Accounts payable	560,649	(23,576)
Accrued commissions	64,495	15,387
Billings in excess of costs and estimated earnings	1,579,765	483,062
Other current liabilities	(498,002)	(567,679)
Net operating activities	646,991	241,784

Investing activities:
Acquisition of property and equipment	(289,648)	(1,073,625)
Other investing activities	(2,889)	(2,700)
Net investing activities	(292,537)	(1,076,325)

Financing activities:
Proceeds from issuance of common stock, net	12,752	163,232

Net change in cash and cash equivalents	367,206	(671,309)

Cash and cash equivalents - beginning	2,793,642	1,997,874

Cash and cash equivalents - ending	$ 3,160,848	$ 1,326,565

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2014 and May 31, 2014, the results of operations for the three and six months ended November 30, 2014 and 2013, and cash flows for the six months ended November 30, 2014 and 2013. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2014.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the six month periods ended November 30, 2014 and November 30, 2013, the net income was divided by 3,343,340 and 3,326,245 respectively, which is net of the Treasury shares, to calculate the net income per share. For the three month periods ended November 30, 2014 and November 30, 2013, the net income was divided by 3,343,137 and 3,322,424 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three and six month periods ended November 30, 2014 are not necessarily indicative of the results to be expected for the full year.

6.	In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 (fiscal year 2018 for the Company) and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 on its Consolidated Financial Statements. Other recently issued Accounting Standards Codification (ASC) guidance has either been implemented or are not significant to the Company.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2014 and 2013
Increase /
(Decrease)
Sales, net	$ 3,359,000
Cost of goods sold	$ 2,273,000
Selling, general and administrative expenses	$ 395,000
Income before provision for income taxes	$ 692,000
Provision for income taxes	$ 303,000
Net income	$ 389,000

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

For the six months ended November 30, 2014 (All figures discussed are for the six months ended November 30, 2014 as compared to the six months ended November 30, 2013.)

	Six months ended November 30		Change
	2014	2013	Amount	Percent
Net Revenue	$ 13,256,000	$ 9,897,000	$ 3,359,000	34%
Cost of sales	9,583,000	7,310,000	2,273,000	31%
Gross profit	$ 3,673,000	$ 2,587,000	$ 1,086,000	42%
… as a percentage of net revenues	28%	26%

The Company's consolidated results of operations showed a 34% increase in net revenues and an increase in net income of 77%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 74% more than the level recorded in the prior year. We had 42 Projects in process during the current period compared with 34 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 10% less than the level recorded in the prior year. Total sales within the U.S. increased 33% from the same period last year. Total sales to Asia are up 37% from the same period of the prior year. Sales increases recorded over the same period last year to customers involved in construction of buildings and bridges (31%) and aerospace / defense (53%), were slightly offset by a decrease in sales to industrial customers (14%). Please refer to the charts, below, which show the breakdown of sales.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Six months ended November 30
	2014	2013
Industrial	7%	11%
Construction	52%	53%
Aerospace / Defense	41%	36%

At November 30, 2013, the Company had 103 open sales orders in our backlog with a total sales value of $16.5 million. At November 30, 2014, the Company has 15% more open sales orders in our backlog (119 orders) and the total sales value is $27.1 million or 64% more than the prior year value.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the six month periods ended November 30, 2014 and November 30, 2013 is as follows:

	Six months ended November 30
	2014	2013
USA	59%	59%
Asia	36%	36%
Other	5%	5%

Selling, General and Administrative Expenses

	Six months ended November 30		Change
	2014	2013	Amount	Percent
Outside Commissions	$ 684,000	$ 379,000	$ 305,000	80%
Other SG&A	1,620,000	1,530,000	90,000	6%
Total SG&A	$ 2,304,000	$ 1,909,000	$ 395,000	21%
… as a percentage of net revenues	17%	19%

Selling, general and administrative expenses increased by 21% from the prior year. Outside commission expense increased by 80% from last year's level. This fluctuation was primarily due to the significant increase in commissionable sales in the current year. Other selling, general and administrative expenses decreased only slightly from last year to this.

The above factors resulted in operating income of $1,370,000 for the six months ended November 30, 2014, slightly more than double the $678,000 in the same period of the prior year.

Summary comparison of the three months ended November 30, 2014 and 2013
Increase /
(Decrease)
Sales, net	$ 2,105,000
Cost of goods sold	$ 1,425,000
Selling, general and administrative expenses	$ 333,000
Income before provision for income taxes	$ 352,000
Provision for income taxes	$ 154,000
Net income	$ 198,000

For the three months ended November 30, 2014 (All figures discussed are for the three months ended November 30, 2014 as compared to the three months ended November 30, 2013.)

	Three months ended November 30		Change
	2014	2013	Amount	Percent
Net Revenue	$ 6,705,000	$ 4,600,000	$ 2,105,000	46%
Cost of sales	4,717,000	3,292,000	1,425,000	43%
Gross profit	$ 1,988,000	$ 1,308,000	$ 680,000	52%
… as a percentage of net revenues	30%	28%

The Company's consolidated results of operations showed a 46% increase in net revenues and an increase in net income of 65%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 93% more than the level recorded in the prior year. We had 31 Projects in process during the current period compared with 27 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 3% less than the level recorded in the prior year. Total sales within the U.S. increased 69% from the same period last year. Total sales to Asia are up 4% from the same period of the prior year. Sales increases recorded over the same period last year to customers involved in construction of buildings and bridges (51%) and aerospace / defense (59%), were slightly offset by a decrease in sales to industrial customers (18%). Please refer to the charts, below, which show the breakdown of sales.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended November 30
	2014	2013
Industrial	7%	12%
Construction	49%	48%
Aerospace / Defense	44%	40%

Net revenue by geographic region, as a percentage of total net revenue for the three month periods ended November 30, 2014 and November 30, 2013 is as follows:

	Three months ended November 30
	2014	2013
USA	66%	56%
Asia	30%	43%
Other	4%	1%

Selling, General and Administrative Expenses

	Three months ended November 30		Change
	2014	2013	Amount	Percent
Outside Commissions	$ 362,000	$ 133,000	$ 229,000	172%
Other SG&A	855,000	751,000	104,000	14%
Total SG&A	$ 1,217,000	$ 884,000	$ 333,000	38%
… as a percentage of net revenues	18%	19%

Selling, general and administrative expenses increased by 38% from the prior year. Outside commission expense increased by 172% from last year's level. This fluctuation was primarily due to the significant increase in commissionable sales in the current year. Other selling, general and administrative expenses decreased only slightly from last year to this.

The above factors resulted in operating income of $771,000 for the three months ended November 30, 2014, up 82% from the $424,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The Company recognized $37,000 and $43,000 of compensation cost for the six month periods ended November 30, 2014 and November 30, 2013.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	November 2014	November 2013
Risk-free interest rate:	2.375%	3.25%
Expected life of the options:	3 years	3 years
Expected share price volatility:	31%	36%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$2.06	$2.41

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the six month period ended November 30, 2014 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2014:	219,500	$7.31
Options granted:	18,000	$8.52
Options exercised:	750	$6.04
Options outstanding and exercisable at November 30, 2014:	236,750	$7.41
Closing value per share on NASDAQ at November 30, 2014:		$9.73

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

Capital expenditures for the six months ended November 30, 2014 were $290,000 compared to $1,074,000 in the same period of the prior year. As of November 30, 2014, the Company has commitments for capital expenditures totaling $18,000 during the next twelve months.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The Company has available a $6,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5%, or the bank's prime rate less .25%. There is no balance outstanding as of November 30, 2014 or as of May 31, 2014. The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company’s real property. This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank’s part to lend. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress.

The Company is in compliance with restrictive covenants under the line of credit. In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

Covenant	Minimum per Covenant	Current Actual	When Measured
Minimum level of working capital	$3,000,000	$15,858,000	Quarterly
Minimum debt service coverage ratio	1.5:1	n/a	Fiscal Year-end

All of the $6,000,000 unused portion of our line of credit is available without violating any of our debt covenants.

Inventory and Maintenance Inventory

	November 30, 2014		May 31, 2014		Increase /(Decrease)
Raw materials	$ 339,000		$ 571,000		$ (232,000)	-41%
Work in process	8,239,000		8,149,000		90,000	1%
Finished goods	150,000		258,000		(108,000)	-42%
Inventory	8,728,000	92%	8,978,000	91%	(250,000)	-3%
Maintenance and other inventory	775,000	8%	837,000	9%	(62,000)	- 7%
Total	$ 9,503,000	100%	$ 9,815,000	100%	$ (312,000)	-3%

Inventory turnover	2.0		1.5

NOTE: Inventory turnover is annualized for the six month period ended November 30, 2014.

Inventory, at $8,728,000 as of November 30, 2014, is $250,000, or 3%, lower than the prior year-end level of $8,978,000. Approximately 94% of the current inventory is work in process, 2% is finished goods, and 4% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $90,000 for each of the six month periods ended November 30, 2014 and November 30, 2013. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	November 30, 2014	May 31, 2014	Increase /(Decrease)
Accounts receivable	$ 3,031,000	$ 2,894,000	$ 137,000	5%
CIEB	4,773,000	2,374,000	2,399,000	101%
Less: BIEC	2,430,000	851,000	1,579,000	186%
Net	$ 5,374,000	$ 4,417,000	$ 957,000	22%

Number of an average day’s sales outstanding in accounts receivable	41	49

The Company combines the totals of accounts receivable, the current asset CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $3,031,000 as of November 30, 2014 includes approximately $193,000 of amounts retained by customers on Projects. It also includes $10,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2014 of $2,894,000 included an Allowance of $10,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) decreased from 49 days at May 31, 2014 to 41 at November 30, 2014. It is expected that amounts retained by customers under contracts will be released in the normal course of the business in accordance with the related contracts. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible. The $4,773,000 balance in this account at November 30, 2014 is slightly more than double the prior year-end balance. This increase is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 40% of the CIEB balance as of the end of the last fiscal quarter, August 31, 2014, was billed to those customers in the current fiscal quarter ended November 30, 2014. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	November 30, 2014	May 31, 2014
Costs	$ 5,478,000	$ 3,055,000
Estimated Earnings	1,826,000	929,000
Less: Billings to customers	2,531,000	1,610,000
CIEB	$ 4,773,000	$ 2,374,000
Number of Projects in progress	17	17

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $2,430,000 balance in this account at November 30, 2014 is up significantly from the $851,000 balance at the end of the prior year. This increase is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	November 30, 2014	May 31, 2014
Billings to customers	$ 4,524,000	$ 2,236,000
Less: Costs	1,576,000	1,072,000
Less: Estimated Earnings	518,000	313,000
BIEC	$ 2,430,000	$ 851,000
Number of Projects in progress	11	8

Summary of factors affecting the balances in CIEB and BIEC:

	November 30, 2014	May 31, 2014
Number of Projects in progress	28	25
Aggregate percent complete	42%	31%
Average total sales value of Projects in progress	$799,000	$710,000
Percentage of total value invoiced to customer	32%	22%

The Company's backlog of sales orders at November 30, 2014 is $27.1 million, up 10% from the $24.6 million at the end of the prior year. $13 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,727,000 as of November 30, 2014, is 48% more than the prior year-end. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of November 30, 2014 are $494,000, up 15% from the $430,000 accrued at the prior year-end. The Company expects the current accrued amount to be paid during the next twelve months. Other current liabilities decreased 37% from the prior year-end, to $846,000. This is primarily due to a decrease in customer prepayments during the current quarter. Shipments to customers for prepaid products will take place as scheduled within the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2014 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended November 30, 2014 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended November 30, 2014

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

September 1, 2014 -
		September 30, 2014	-	-	-

October 1, 2014 -
		October 31, 2014	-	-	-

November 1, 2014 -
		November 30, 2014	-		-
(1)
		Total	-	-	-	$419,815

(1) On November 7, 2014, the Board of Directors of the Registrant voted unanimously to continue the share repurchase agreement, authorized by the Board in 2010, with Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") under which the Company repurchases shares of its common stock. The Company has designated $419,815 of cash on hand as available for open-market purchases. Since Board authorization in 2010, a total of 15,600 shares have been purchased at an average price per share of $5.14. Repurchases are made by MLPF&S for the benefit of the Registrant.

	(d)	Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000, as such term is defined in the credit documents. On November 30, 2014, under such definition, the Company's net working capital was significantly in excess of such limit. Additional information regarding the Company’s line of credit and restrictive covenants appears under the caption “Capital Resources, Line of Credit and Long-Term Debt” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported

None

	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

None

ITEM 6	Exhibits
	20	News from Taylor Devices, Inc. Shareholder Letter, Winter 2014-2015
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of November 30, 2014, the related condensed consolidated statements of income for the three and six months ended November 30, 2014 and 2013 and cash flows for the six months ended November 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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

January 13, 2015

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	January 13, 2015	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	January 13, 2015	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer