Form 10-Q
period 2015-11-30
TAYLOR DEVICES INC
filed 2016-01-12
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30,2015

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

Yes ☐       No ☑

As of January 7, 2016, there were outstanding 3,397,329 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30,	May 31,
	2015	2015

Assets
Current assets:
Cash and cash equivalents	$ 4,498,238	$ 4,895,898
Accounts receivable, net	6,637,968	4,754,757
Inventory	9,742,536	8,662,056
Costs and estimated earnings in excess of billings	4,968,011	5,169,956
Other current assets	1,150,457	1,249,006
Total current assets	26,997,210	24,731,673

Maintenance and other inventory, net	745,550	889,929
Property and equipment, net	8,332,819	7,873,511
Other assets	172,842	169,995

	$ 36,248,421	$ 33,665,108
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,976,940	$ 2,703,065
Accrued commissions	606,215	763,463
Billings in excess of costs and estimated earnings	3,621,486	2,723,472
Other current liabilities	1,702,966	1,395,341
Total current liabilities	7,907,607	7,585,341

Long-term liabilities	628,785	628,785

Stockholders' Equity:
Common stock and additional paid-in capital	8,444,597	8,072,932
Retained earnings	21,911,215	19,976,908
	30,375,155	28,049,840
Treasury stock - at cost	(2,643,783)	(2,598,858)
Total stockholders’ equity	27,712,029	25,450,982

	$ 36,248,421	$ 33,665,108

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2015	2014	2015	2014

Sales, net	$ 8,819,548	$ 6,705,095	$ 18,292,962	$ 13,256,477

Cost of goods sold	5,824,754	4,716,882	11,922,880	9,583,157

Gross profit	2,994,794	1,988,213	6,370,082	3,673,320

Selling, general and administrative expenses	1,576,225	1,216,975	3,403,214	2,303,654

Operating income	1,418,569	771,238	2,966,868	1,369,666

Other income, net	6,089	7,075	9,439	10,953

Income before provision for income taxes	1,424,658	778,313	2,976,307	1,380,619

Provision for income taxes	500,000	274,000	1,042,000	484,000

Net income	$ 924,658	$ 504,313	$ 1,934,307	$ 896,619

Basic and diluted earnings per common share	$ 0.27	$ 0.15	$ 0.57	$ 0.27

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited) November 30,
For the six months ended	2015	2014

Operating activities:
Net income	$ 1,934,307	$ 896,619
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	395,821	371,256
Stock options issued for services	60,719	37,112
Changes in other assets and liabilities:
Accounts receivable	(1,883,211)	(137,125)
Inventory	(936,101)	311,417
Costs and estimated earnings in excess of billings	201,945	(2,399,324)
Other current assets	98,549	(139,871)
Accounts payable	(726,125)	560,649
Accrued commissions	(157,248)	64,495
Billings in excess of costs and estimated earnings	898,014	1,579,765
Other current liabilities	307,625	(498,002)
Net operating activities	194,295	646,991

Investing activities:
Acquisition of property and equipment	(855,129)	(289,648)
Other investing activities	(2,847)	(2,889)
Net investing activities	(857,976)	(292,537)

Financing activities:
Proceeds from issuance of common stock, net	266,021	12,752

Net change in cash and cash equivalents	(397,660)	367,206

Cash and cash equivalents - beginning	4,895,898	2,793,642

Cash and cash equivalents - ending	$ 4,498,238	$ 3,160,848

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2015 and May 30, 2015, the results of operations for the three and six months ended November 30, 2015 and 2014, and cash flows for the six months ended November 30, 2015 and 2014. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2015.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the six month periods ended November 30, 2015 and November 30, 2014, the net income was divided by 3,374,214 and 3,343,340 respectively, which is net of the Treasury shares, to calculate the net income per share. For the three month periods ended November 30, 2015 and November 30, 2014, the net income was divided by 3,370,018 and 3,343,137 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three and six month periods ended November 30, 2015 are not necessarily indicative of the results to be expected for the full year.

6.	In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as amended, is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2017 (fiscal year 2019 for the Company). Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 on its Consolidated Financial Statements. Other recently issued Accounting Standards Codification (ASC) guidance has either been implemented or are not significant to the Company.

7.	In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. Adoption of this guidance would affect the balance sheets as of November 30, 2015 and May 31, 2015 as follows:

Decrease in Current assets $858,900

Increase in Noncurrent assets $230,115

Decrease in Noncurrent liabilities $628,785

8.	Inventory:

	November 30, 2015	May 31, 2015
Raw materials	$ 519,669	$ 519,598
Work-in-process	8,829,353	7,657,720
Finished goods	493,514	584,738
Gross inventory	9,842,536	8,762,056
Less allowance for obsolescence	100,000	100,000
Net inventory	$ 9,742,536	$ 8,662,056

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this 10-Q and its Exhibits that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements and, as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, reductions in capital budgets by our customers and potential customers; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products; the kind, frequency and intensity of natural disasters that affect demand for the Company’s products; and other factors, many or all of which are beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in the Company's expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2015 and 2014
Increase /
(Decrease)
Sales, net	$ 5,037,000
Cost of goods sold	$ 2,340,000
Selling, general and administrative expenses	$ 1,099,000
Income before provision for income taxes	$ 1,596,000
Provision for income taxes	$ 558,000
Net income	$ 1,038,000

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

For the six months ended November 30, 2015 (All figures discussed are for the six months ended November 30, 2015 as compared to the six months ended November 30, 2014.)

	Six months ended November 30		Change
	2015	2014	Amount	Percent
Net Revenue	$ 18,293,000	$ 13,256,000	$ 5,037,000	38%
Cost of sales	11,923,000	9,583,000	2,340,000	24%
Gross profit	$ 6,370,000	$ 3,673,000	$ 2,697,000	73%
… as a percentage of net revenues	35%	28%

The Company's consolidated results of operations showed a 38% increase in net revenues and an increase in net income of 116%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 45% more than the level recorded in the prior year. We had 49 Projects in process during the current period compared with 42 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 23% more than the level recorded in the prior year. Total sales within the U.S. increased 64% from the same period last year. Total sales to Asia are down 2% from the same period of the prior year. Sales increases were recorded over the same period last year to customers involved in construction of buildings and bridges (60%), aerospace / defense (14%), as well as industrial customers (7%). Please refer to the charts, below, which show the breakdown of sales. The gross profit as a percentage of net revenue of 35% in the current period is significantly greater than during the same period of the prior year. This difference is primarily due to a combination of a.) certain larger construction Projects in the current period for which the Company was able to negotiate higher than typical selling prices; b.) several smaller, aerospace / defense Projects in the current period that have margins higher than the Company’s average; and c.) greater total volume of product sales in the current period to cover non-variable manufacturing costs.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Six months ended November 30
	2015	2014
Industrial	6%	7%
Construction	60%	52%
Aerospace / Defense	34%	41%

At November 30, 2014, the Company had 119 open sales orders in our backlog with a total sales value of $27.1 million. At November 30, 2015, the Company has 10% more open sales orders in our backlog (131 orders) and the total sales value is $23.6 million or 13% less than the prior year value.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the three month periods ended November 30, 2015 and November 30, 2014 is as follows:

	Six months ended November 30
	2015	2014
USA	70%	59%
Asia	26%	36%
Other	4%	5%

Selling, General and Administrative Expenses

	Six months ended November 30		Change
	2015	2014	Amount	Percent
Outside Commissions	$ 1,096,000	$ 684,000	$ 412,000	60%
Other SG&A	2,307,000	1,620,000	687,000	42%
Total SG&A	$ 3,403,000	$ 2,304,000	$ 1,099,000	48%
… as a percentage of net revenues	19%	17%

Selling, general and administrative expenses increased by 48% from the prior year. Outside commission expense increased by 60% from last year's level. This fluctuation was primarily due to the significant increase in commissionable sales in the current year as well as an increased use of outside sales representatives. Other selling, general and administrative expenses increased 42% from last year to this. This increase is primarily due to an increase in freight charges incurred in order to meet contractual obligations to deliver products on schedule along with an increase in estimated incentive compensation expense in the current period related to the higher level of sales and operating results.

The above factors resulted in operating income of $2,967,000 for the six months ended November 30, 2015, 117% more than the $1,370,000 in the same period of the prior year.

Summary comparison of the three months ended November 30, 2015 and 2014
Increase /
(Decrease)
Sales, net	$ 2,115,000
Cost of goods sold	$ 1,108,000
Selling, general and administrative expenses	$ 359,000
Income before provision for income taxes	$ 646,000
Provision for income taxes	$ 226,000
Net income	$ 420,000

For the three months ended November 30, 2015 (All figures discussed are for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014.)

	Three months ended November 30		Change
	2015	2014	Amount	Percent
Net Revenue	$ 8,820,000	$ 6,705,000	$ 2,115,000	32%
Cost of sales	5,825,000	4,717,000	1,108,000	23%
Gross profit	$ 2,995,000	$ 1,988,000	$ 1,007,000	51%
… as a percentage of net revenues	34%	30%

The Company's consolidated results of operations showed a 32% increase in net revenues and an increase in net income of 83%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 29% more than the level recorded in the prior year. We had 42 Projects in process during the current period compared with 31 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 37% more than the level recorded in the prior year. Total sales within the U.S. increased 49% from the same period last year. Total sales to Asia are down 17% from the same period of the prior year. Sales increases were recorded over the same period last year to customers involved in construction of buildings and bridges (50%), aerospace / defense (12%), as well as industrial customers (24%). Please refer to the charts, below, which show the breakdown of sales. The gross profit as a percentage of net revenue of 34% in the current period is slightly greater than during the same period of the prior year.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended November 30
	2015	2014
Industrial	6%	7%
Construction	56%	49%
Aerospace / Defense	38%	44%

Net revenue by geographic region, as a percentage of total net revenue for the three month periods ended November 30, 2015 and November 30, 2014 is as follows:

	Three months ended November 30
	2015	2014
USA	74%	66%
Asia	19%	30%
Other	7%	4%

Selling, General and Administrative Expenses

	Three months ended November 30		Change
	2015	2014	Amount	Percent
Outside Commissions	$ 489,000	$ 362,000	$ 127,000	35%
Other SG&A	1,087,000	855,000	232,000	27%
Total SG&A	$ 1,576,000	$ 1,217,000	$ 359,000	29%
… as a percentage of net revenues	18%	18%

Selling, general and administrative expenses increased by 29% from the prior year. Outside commission expense increased by 35% from last year's level. This fluctuation was primarily due to the significant increase in commissionable sales in the current year as well as an increased use of outside sales representatives. Other selling, general and administrative expenses increased 27% from last year to this. This increase is primarily due to an increase in estimated incentive compensation expense in the current period related to the higher level of sales and operating results.

The above factors resulted in operating income of $1,419,000 for the three months ended November 30, 2015, 84% more than the $771,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The Company recognized $61,000 and $37,000 of compensation cost for the six month periods ended November 30, 2015 and November 30, 2014.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	November 2015	November 2014
Risk-free interest rate:	1.5%	2.375%
Expected life of the options:	3.3 years	3 years
Expected share price volatility:	31%	31%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$3.11	$2.06

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the six month period ended November 30, 2015 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2015:	240,750	$ 8.16
Options granted:	19,500	$ 12.80
Options exercised:	35,750	$ 8.44
Options outstanding and exercisable at November 30, 2015:	224,500	$ 8.52
Closing value per share on NASDAQ at November 30, 2015:		$ 15.75

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the six months ended November 30, 2015 were $855,000 compared to $290,000 in the same period of the prior year. As of November 30, 2015, the Company has commitments for capital expenditures totaling $950,000 during the next twelve months. These costs are primarily related to a planned building expansion to allow the Company to assemble and test larger units used to provide seismic protection in buildings and bridges.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The Company has available a $6,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5%, or the bank's prime rate less .25%. There is no balance outstanding as of November 30, 2015 or as of May 30, 2015. The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company’s real property. This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank’s part to lend. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress.

The Company is in compliance with restrictive covenants under the line of credit. In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

Covenant	Minimum per Covenant	Current Actual	When Measured
Minimum level of working capital	$3,000,000	$19,090,000	Quarterly
Minimum debt service coverage ratio	1.5:1	n/a	Fiscal Year-end

All of the $6,000,000 unused portion of our line of credit is available without violating any of our debt covenants.

Inventory and Maintenance Inventory

	November 30, 2015		May 31, 2015		Increase /(Decrease)
Raw materials	$ 520,000		$ 520,000		$ -	0%
Work in process	8,829,000		7,658,000		1,171,000	15%
Finished goods	394,000		485,000		(91,000)	-19%
Inventory	9,743,000	93%	8,663,000	91%	1,080,000	12%
Maintenance and other inventory	746,000	7%	890,000	9%	(144,000)	-16%
Total	$ 10,489,000	100%	$ 9,553,000	100%	$ 936,000	10%

Inventory turnover	2.4		2.3

NOTE: Inventory turnover is annualized for the six month period ended November 30, 2015.

Inventory, at $9,743,000 as of November 30, 2015, is $1,080,000, or 12%, more than the prior year-end level of $8,663,000. Approximately 91% of the current inventory is work in process, 4% is finished goods, and 5% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $90,000 for each of the six month periods ended November 30, 2015 and November 30, 2014. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	November 30, 2015	May 31, 2015	Increase /(Decrease)
Accounts receivable	$ 6,638,000	$ 4,755,000	$ 1,883,000	40%
CIEB	4,968,000	5,170,000	(202,000)	-4%
Less: BIEC	3,621,000	2,723,000	898,000	33%
Net	$ 7,985,000	$ 7,202,000	$ 783,000	11%

Number of an average day’s sales outstanding in accounts receivable	68	40

The Company combines the totals of accounts receivable, the current asset CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $6,638,000 as of November 30, 2015 includes approximately $161,000 of amounts retained by customers on Projects. It also includes $10,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 30, 2015 of $4,755,000 included an Allowance of $10,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 40 days at May 30, 2015 to 68 at November 30, 2015. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the second quarter of the current year is 18% less than the level in the fourth quarter of the prior year. The level of accounts receivable at the end of the current period is 40% more than at the end of the prior year. The combination of these two factors caused the DSO to increase from last year end to this. The increase in the level of accounts receivable was primarily due to uncollected amounts billed to one customer in the early stages of a very large project, as contractually allowed. It is expected that amounts retained by customers under contracts will be released in the normal course of the business in accordance with the related contracts. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $4,968,000 balance in this account at November 30, 2015 is 4% less than the prior year-end balance. This decrease is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 51% of the CIEB balance as of the end of the last fiscal quarter, August 31, 2015, was billed to those customers in the current fiscal quarter ended November 30, 2015. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	November 30, 2015	May 31, 2015
Costs	$ 6,917,000	$ 7,005,000
Estimated Earnings	2,679,000	3,185,000
Less: Billings to customers	4,628,000	5,020,000
CIEB	$ 4,968,000	$ 5,170,000
Number of Projects in progress	22	25

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $3,621,000 balance in this account at November 30, 2015 is up 33% from the $2,723,000 balance at the end of the prior year. This increase is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	November 30, 2015	May 31, 2015
Billings to customers	$ 9,925,000	$ 7,556,000
Less: Costs	4,001,000	3,434,000
Less: Estimated Earnings	2,303,000	1,399,000
BIEC	$ 3,621,000	$ 2,723,000
Number of Projects in progress	6	11

Summary of factors affecting the balances in CIEB and BIEC:

	November 30, 2015	May 31, 2015
Number of Projects in progress	28	36
Aggregate percent complete	55%	49%
Average total sales value of Projects in progress	$1,023,000	$862,000
Percentage of total value invoiced to customer	51%	41%

The Company's backlog of sales orders at November 30, 2015 is $23.6 million, down 6% from the $25.2 million at the end of the prior year. $12.8 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,977,000 as of November 30, 2015, is 27% less than the prior year-end. This decrease is primarily due to a greater level of purchased materials required at the end of last year to fill customer sales orders. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of November 30, 2015 are $606,000, down 21% from the $763,000 accrued at the prior year-end. This decrease is primarily due to the 18% decrease in revenue during the fiscal quarter ended May 31, 2015 as compared to the fiscal quarter ended November 30, 2015. Other current liabilities increased 22% from the prior year-end, to $1,703,000. This increase is primarily due to an increase in accrued statutory requirements that will become payable during the quarter ended February 29, 2016. The Company expects the current accrued amounts to be paid during the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2015 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended November 30, 2015 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended November 30, 2015

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

September 1, 2015 -
		September 30, 2015	-	-	-	-

October 1, 2015 -
		October 31, 2015	-	-	-	-

November 1, 2015 -
		November 30, 2015	-	-	-	-
(1)
		Total	-	-	-	-

(1) The share repurchase agreement with a major broker-dealer, under which the Company repurchased shares of its common stock on the open market, has been terminated by the Company. No shares have been purchased since August 2011.

	(d)	Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000, as such term is defined in the credit documents. On November 30, 2015, under such definition, the Company's net working capital was significantly in excess of such limit. Additional information regarding the Company’s line of credit and restrictive covenants appears under the caption “Capital Resources, Line of Credit and Long-Term Debt” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported

None

	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

None

ITEM 6	Exhibits
	20	News from Taylor Devices, Inc. Shareholder Letter, Winter 2015-2016
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of November 30, 2015, the related condensed consolidated statements of income for the three and six months ended November 30, 2015 and 2014 and cash flows for the six months ended November 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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

January 12, 2016

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	January 12, 2016	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	January 12, 2016	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer