Form 10-K
period 2016-05-31
TAYLOR DEVICES INC
filed 2016-08-29
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter on November 30, 2015 is $53,508,000.

The number of shares outstanding of each of the registrant's classes of common stock as of August 12, 2016: 3,423,099.

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

Dependence Upon Major Customers

The Company is not dependent on any one or a few major customers. Sales to seven customers approximated 55% (10%, 8%, 8%, 8%, 7%, 7% and 7%, respectively) of net sales for 2016. The loss of any or all of these customers, unless the business is replaced by the Company, could result in an adverse effect on the results for the Company.

Patents, Trademarks and Licenses

The Company holds 12 patents expiring at different times until the year 2034.

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales. The Company had no inventory out on consignment and no consignment sales for the years ended May 31, 2016 and 2015. No extended payment terms are offered. During the year ended May 31, 2016, delivery time after receipt of orders averaged 8 to 10 weeks for the Company's standard products. Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects using custom designed components of the Company.

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

Research and Development

The Company does not generally engage in major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the federal government. The Company, however, engages in research testing of its products. For the fiscal years ended May 31, 2016 and 2015, the Company expended $428,000 and $268,000, respectively, on manufacturing research. For the years ended May 31, 2016 and 2015, defense sponsored research and development totaled $56,000 and $49,000, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2016, the Company had 114 employees, including three executive officers, and four part time employees. The Company has good relations with its employees.

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

The Company leases a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet at $975 per month. The warehouse is located approximately one-quarter mile from the above-referenced production facilities and office space. The total rental expense incurred by the Company for this facility in fiscal 2016 was $11,700.

The Company is constructing a 10,000 square foot addition at the present Tonawanda Island site. This will greatly increase the product size capability and productivity for our seismic damper product lines. The new addition with its overhead traveling cranes will allow dampers to be built up to 45 ft. in length. This will support customer orders now in process, and anticipates what the Company believes will be a new trend in very large damper sizes for major building and bridge projects. The new addition will also be the site of a new long bed damper test machine – since each seismic damper Taylor Devices ships must be tested at maximum force to satisfy customer specifications. Major portions of the new test machine will be fabricated in-house, with a computerized control system and ancillary equipment purchased from commercial sources.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Item 3. Legal Proceedings.

There are no legal proceedings at present.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

The Company's Common Stock trades on the NASDAQ Capital Market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") stock market under the symbol TAYD. The high and low sales information noted below for the quarters of fiscal year 2016 and fiscal year 2015 were obtained from NASDAQ.

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$14.4500	$12.2000	$ 9.1000	$ 8.1900
Second Quarter	$17.4390	$12.5000	$11.0000	$ 8.5000
Third Quarter	$16.8390	$12.7240	$12.1600	$ 9.3900
Fourth Quarter	$17.0099	$13.4500	$13.3500	$11.1000

Holders

As of August 12, 2016, the number of issued and outstanding shares of Common Stock was 3,423,099 and the approximate number of record holders of the Company's Common Stock was 645. Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

Dividends

No cash or stock dividends have been declared during the last two fiscal years. The Company plans to retain cash in the foreseeable future to fund working capital needs.

Rights Plan

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

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2016.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2005 Stock Option Plan 2008 Stock Option Plan 2012 Stock Option Plan 2015 Stock Option Plan	44,500 69,500 127,250 2,250	$ 4.99 $ 8.30 $11.67 $16.40	- - - 157,750
Equity compensation plans not approved by security holders:
2004 Employee Stock Purchase Plan (1)	-	-	226,502
Total	243,500		384,252

(1)	The Company's 2004 Employee Stock Purchase Plan (the "Employee Plan") permits eligible employees to purchase shares of the Company's common stock at fair market value through payroll deductions and without brokers' fees. Such purchases are without any contribution on the part of the Company. As of May 31, 2016, 226,502 shares were available for issuance.

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

Application of Critical Accounting Policies and Estimates

The Company's consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. The preparation of the Company's financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by management's application of accounting policies, which are discussed in Note 1, "Summary of Significant Accounting Policies", and elsewhere in the accompanying consolidated financial statements. As discussed below, our financial position or results of operations may be materially affected when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements.

Accounts Receivable

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. Accounts receivable are stated at an amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts after considering the age of each receivable and communications with the customers involved. Balances that are collected, for which a credit to a valuation allowance had previously been recorded, result in a current-period reversal of the earlier transaction charging earnings and crediting a valuation allowance. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable in the current period. The actual amount of accounts written off over the five year period ended May 31, 2016 equaled less than 0.1% of sales for that period. The balance of the valuation allowance has increased since May 31, 2015 to the current level of slightly less than $20,000. Management does not expect the valuation allowance to materially change in the next twelve months for the current accounts receivable balance.

Inventory

Inventory is stated at the lower of average cost or net realizable value. Average cost approximates first-in, first-out cost.

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

The provision for potential inventory obsolescence was $180,000 for each of the years ended May 31, 2016 and 2015.

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

If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the revenue and profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion. Historically, actual results have not varied materially from the Company's estimates. In the fiscal year ended May 31, 2016, 66% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 34% of revenue was recorded as deliveries were made to our customers. In the fiscal year ended May 31, 2015, 70% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 30% of revenue was recorded as deliveries were made to our customers.

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

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible. The Company provides a valuation allowance to the extent that deferred tax assets may not be realized. A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable. The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance. In future years the Company will need to generate approximately $2.8 million of taxable income in order to realize our deferred tax assets recorded as of May 31, 2016 of $965,000. This deferred tax asset balance is 12% ($106,000) more than at the end of the prior year. The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced. If actual results differ from estimated results or if the Company adjusts these assumptions, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate. Historically, actual results have not varied materially from the Company's estimates.

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.

The Company and its subsidiary file consolidated Federal and State income tax returns. As of May 31, 2016, the Company had State investment tax credit carryforwards of approximately $262,000 expiring through May 2022.

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the years ended May 31, 2016 and 2015
Increase /
(Decrease)
Sales, net	$ 5,091,000
Cost of goods sold	$ 1,399,000
Selling, general and administrative expenses	$ 1,005,000
Income before provision for income taxes	$ 2,692,000
Provision for income taxes	$ 659,000
Net income	$ 2,033,000

For the year ended May 31, 2016 (All figures being discussed are for the year ended May 31, 2016 as compared to the year ended May 31, 2015.)

	Year ended May 31		Change
	2016	2015	Amount	Percent
Net Revenue	$ 35,680,000	$ 30,589,000	$ 5,091,000	17%
Cost of sales	23,243,000	21,844,000	1,399,000	6%
Gross profit	$ 12,437,000	$ 8,745,000	$ 3,692,000	42%
… as a percentage of net revenues	35%	29%

The Company's consolidated results of operations showed a 17% increase in net revenues and an increase in net income of 93%. Gross profit increased by 42%. The growth in net revenue is due to increased construction activity in the U.S. for new and retrofitted buildings and bridges requiring seismic protection. In the current period, revenues accounted for under the percentage-of-completion method of accounting increased by 11% from the level recorded in the prior year. Revenues recorded for all other product sales increased by 29% from last year. The gross profit as a percentage of net revenues for the current and prior year periods was 35% and 29%, respectively. This difference is primarily due to a combination of a.) certain larger construction Projects in the current period for which the Company was able to negotiate higher than typical selling prices; b.) several smaller, aerospace / defense Projects in the current period that have margins higher than the Company’s average; and c.) greater total volume of product sales in the current period to cover non-variable manufacturing costs.

The number of projects in-process fluctuates from period to period, as does the average value of projects in-process. The changes from the prior period to the current period are not necessarily representative of future results.

The mix of customers buying our products changed from last year. Sales of the Company's products are made to three general groups of customers: industrial, construction and aerospace / defense. A 26% increase from last year’s level in sales to construction customers who were seeking seismic / wind protection for either construction of new buildings and bridges or retrofitting existing buildings and bridges far surpassed a 3% increase in sales to customers in aerospace / defense and a 22% increase in sales to customers using our products in industrial applications. A breakdown of sales to these three general groups of customers is as follows:

	Year ended May 31
	2016	2015
Industrial	6%	7%
Construction	59%	54%
Aerospace / Defense	35%	39%

At May 31, 2015, we had 139 open sales orders in our backlog with a total sales value of $25.2 million. At May 31, 2016, we had 115 open sales orders in our backlog and the total sales value is $21.5 million. $11.7 million of the current backlog is on projects already in progress. $16.0 million of the $25.2 million sales order backlog at May 31, 2015 was in progress at that date. 38% of the sales value in the backlog is for aerospace / defense customers compared to 44% at the end of fiscal 2015. As a percentage of the total sales order backlog, orders from customers in construction accounted for 61% at May 31, 2016 and 55% at May 31, 2015.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. Total sales in the current period and the changes in the current period compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for fiscal years ended May 31, 2016 and 2015 is as follows:

	Year ended May 31
	2016	2015
North America	73%	66%
Asia	22%	31%
Other	5%	3%

Selling, General and Administrative Expenses

	Year ended May 31		Change
	2016	2015	Amount	Percent
Outside Commissions	$ 2,068,000	$ 1,748,000	$ 320,000	18%
Other SG&A	4,620,000	3,935,000	685,000	17%
Total SG&A	$ 6,688,000	$ 5,683,000	$ 1,005,000	18%
… as a percentage of net revenues	19%	19%

Selling, general and administrative expenses increased by 18% from the prior year. Outside commission expense increased 18% from last year's level. This fluctuation was primarily due to the increase in the level of sales from last year to this. Other selling, general and administrative expenses increased by 17% from last year. This increase is primarily due to an increase in incentive compensation expense from the prior period related to the higher level of sales and operating results.

The above factors resulted in operating income of $5,748,000 for the year ended May 31, 2016, up 88% from the $3,061,000 in the prior year.

The Company's effective tax rate (ETR) is calculated based upon current assumptions relating to the year's operating results and various tax related items. The ETR for the fiscal year ended May 31, 2016 is 27.0%, slightly less than the ETR for the prior year of 29.2%. A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2016	2015
Computed tax provision at the expected statutory rate	$ 1,961,000	$ 1,045,000
Tax effect of permanent differences:
Research tax credits	(266,000)	(101,000)
Other permanent differences	(166,000)	(44,000)
Other	29,000	(1,000)
	$ 1,558,000	$ 899,000

Stock Options

The Company has stock option plans which provide for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plans are exercisable over a ten year term. Options not exercised by the end of the term expire.

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The Company recognized $151,000 and $116,000 of compensation cost for the years ended May 31, 2016 and 2015.

The fair value of each stock option grant has been determined using the Black-Scholes model. The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. The Company used a weighted average expected term. Expected volatility assumptions utilized in the model were based on volatility of the Company's stock price for the thirty month period immediately preceding the granting of the options. The Company issued stock options in August 2015 and April 2016. The risk-free interest rate is derived from the U.S. treasury yield.

The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

	August 2015	April 2016
Risk-free interest rate:	1.50%	1.50%
Expected life of the options:	3.3 years	3.2 years
Expected share price volatility:	25.69%	25.91%
Expected dividends:	zero	zero
These assumptions resulted in estimated fair-market value per stock option:	$2.62	$3.33

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy. A summary of changes in the stock options outstanding during the year ended May 31, 2016 is presented below.

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2015:	240,750	$ 8.16
Options granted:	49,500	$ 14.98
Less: Options exercised:	46,750	$ 8.22
Options outstanding and exercisable at May 31, 2016:	243,500	$ 9.53
Closing value per share on NASDAQ at May 31, 2016:		$ 16.70

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

Capital expenditures for the year ended May 31, 2016 were $1,939,000 compared to $746,000 in the prior year. The Company has commitments to make capital expenditures of approximately $550,000 as of May 31, 2016.

The Company has a $6,000,000 demand line of credit from a bank, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5% or the bank's prime rate less .25%. There is no outstanding balance at May 31, 2016. There was no outstanding balance as of May 31, 2015. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress. The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company's real property. This line of credit is subject to the usual terms and conditions applied by the bank and is subject to renewal annually. In conjunction with this line of credit, the Company agreed to the following covenants:

Covenant	Minimum per Covenant	Current Actual	When Measured
Minimum level of working capital	$3,000,000	$20,973,000	Quarterly
Minimum debt service coverage ratio	1.5:1	n/a	Fiscal Year-end

The bank is not committed to make loans under this line of credit and no commitment fee is charged.

Inventory and Maintenance Inventory

	May 31, 2016		May 31, 2015		Increase /(Decrease)
Raw materials	$ 512,000		$ 520,000		$ (8,000)	-2%
Work in process	8,639,000		7,657,000		982,000	13%
Finished goods	454,000		485,000		(31,000)	-6%
Inventory	9,605,000	93%	8,662,000	91%	943,000	11%
Maintenance and other inventory	697,000	7%	890,000	9%	(193,000)	-22%
Total	$10,302,000	100%	$ 9,552,000	100%	$ 750,000	8%

Inventory turnover	2.3		2.3

Inventory, at $9,605,000 as of May 31, 2016, is 11% more than the prior year-end. Of this, approximately 90% is work in process, 5% is finished goods, and 5% is raw materials. All of the current inventory is expected to be consumed or sold within twelve months. The level of inventory will fluctuate from time to time due to the stage of completion of the non-project sales orders in progress at the time.

The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders. There was approximately $397,000 of slow-moving inventory used during the year ended May 31, 2016. The Company disposed of approximately $133,000 and $260,000 of obsolete inventory during the years ended May 31, 2016 and 2015, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB”) and Billings in Excess of Costs and Estimated Earnings (“BIEC”)

	May 31, 2016	May 31, 2015	Increase /(Decrease)
Accounts receivable	$ 3,992,000	$ 4,755,000	$ (763,000)	-16%
CIEB	5,501,000	5,170,000	331,000	6%
Less: BIEC	1,464,000	2,723,000	(1,259,000)	-46%
Net	$ 8,029,000	$ 7,202,000	$ 827,000	11%

Number of an average day’s sales outstanding in accounts receivable (DSO)	40	40

The Company combines the totals of accounts receivable, the asset CIEB, and the liability BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $3,992,000 as of May 31, 2016 includes approximately $531,000 of amounts retained by customers on long-term construction projects. The Company expects to collect all of these amounts, including the retained amounts, during the next twelve months. The number of an average day's sales outstanding in accounts receivable (DSO) stayed constant at 40 days at May 31, 2016 and May 31, 2015. The level of accounts receivable at the end of the current year is 16% less than at the end of the prior year. The decrease in the level of accounts receivable was due to a significant decrease (49%) in the amount of billings to customers on projects in April and May 2016 from April and May 2015.

The status of the projects in-progress at the end of the current and prior fiscal years have changed in the factors affecting the year-end balances in the asset CIEB, and the liability BIEC:

	2016	2015
Number of projects in progress at year-end	25	36
Aggregate percent complete at year-end	59%	49%
Average total value of projects in progress at year-end	$1,062,000	$862,000
Percentage of total value invoiced to customer	43%	41%

There are 11 fewer projects in-process at the end of the current fiscal year as compared with the prior year end and the average value of those projects has increased by 23% between those two dates.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible. The $5,501,000 balance in this account at May 31, 2016 is a 6% increase from the prior year-end. Generally, if progress billings are permitted under the terms of a project sales agreement, then the more complete the project is, the more progress billings will be permitted. The Company expects to bill the entire amount during the next twelve months. 29% of the CIEB balance as of the end of the last fiscal quarter, February 28, 2016, was billed to those customers in the current fiscal quarter ended May 31, 2016. The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

As of May 31, 2016, there are sales orders for five projects that are not yet in progress. These projects average $431,000 each in value upon completion. This compares to four such projects as of the prior year end with an average value of $253,000.

The year-end balances in the CIEB account are comprised of the following components:

	May 31, 2016	May 31, 2015
Costs	$ 8,080,000	$ 7,005,000
Estimated earnings	3,191,000	3,185,000
Less: Billings to customers	5,770,000	5,020,000
CIEB	$ 5,501,000	$ 5,170,000
Number of projects in progress	19	25

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $1,464,000 balance in this account at May 31, 2016 is in comparison to a $2,723,000 balance at the end of the prior year. The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	May 31, 2016	May 31, 2015
Billings to customers	$ 5,886,000	$ 7,556,000
Less: Costs	3,362,000	3,434,000
Less: Estimated earnings	1,060,000	1,399,000
BIEC	$ 1,464,000	$ 2,723,000
Number of projects in progress	6	11

Accounts payable, at $1,767,000 as of May 31, 2016, is significantly (35%) less than the prior year-end. This decrease is due to a lower level of purchased materials required to fill existing customer sales orders at the end of the current year, compared to the end of last year. The Company expects the current accounts payable amount to be paid during the next twelve months.

Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of May 31, 2016 are $684,000. This is 10% less than the $763,000 accrued at the prior year-end. The Company expects the current accrued amount to be paid during the next twelve months.

Other accrued expenses of $2,734,000 increased by 96% from the prior year of $1,395,000. This increase is primarily due to increases in a.) accrued tax obligations, b.) accrued incentive compensation, and c.) customer prepayments. The increases in accrued taxes and compensation are both related to an increase in revenue and earnings of the Company.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of May 31, 2016 and have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) Management's report on internal control over financial reporting.

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework, updated in 2013. Based on this assessment management has concluded that, as of May 31, 2016, the Company's internal control over financial reporting is effective based on those criteria.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal year ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on October 28, 2016, which information is hereby incorporated by reference into this Annual Report. The proxy materials, including the Proxy Statement and form of proxy, will be filed within 120 days after the Company's fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
(i) Report of Independent Registered Public Accounting Firm
(ii) Consolidated Balance Sheets as of May 31, 2016 and 2015
(iii) Consolidated Statements of Income for the years ended May 31, 2016 and 2015
(iv) Consolidated Statements of Stockholders' Equity for the years ended May 31, 2016 and 2015
(v) Consolidated Statements of Cash Flows for the years ended May 31, 2016 and 2015
(vi) Notes to Consolidated Financial Statements - May 31, 2016 and 2015
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

(iv) Certificate of Change incorporated by reference to Exhibit (3)(i) to Quarterly Report on Form 10-QSB for the period ending November 30, 2002.
(v) By-laws and Proxy Review Guidelines incorporated by reference to Exhibit (3) to Quarterly Report on Form 10-Q for the period ending February 28, 2015, filed April 14, 2015.
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

10	Material Contracts
	(i)	2005 Taylor Devices, Inc. Stock Option Plan attached as Appendix B to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 27, 2005.
	(ii)	2008 Taylor Devices, Inc. Stock Option Plan attached as Appendix C to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 26, 2008.
	(iii)	2012 Taylor Devices, Inc. Stock Option Plan attached as Appendix C to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 21, 2012.
	(iv)	2015 Taylor Devices, Inc. Stock Option Plan attached as Appendix B to Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 8, 2016.
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

	(xi)	Employment Agreement dated as of August 26, 2014 between the Registrant and Douglas P. Taylor.
	(xii)	Employment Agreement dated as of August 26, 2014 between the Registrant and Richard G. Hill.
	(xiii)	Employment Agreement dated as of August 26, 2014 between the Registrant and Mark V. McDonough.

11	Statement regarding computation of per share earnings

	REG. 228.601(A)(11) Statement regarding computation of per share earnings

	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2016

		Weighted average common stock outstanding		3,393,919
		Common shares issuable under stock option plans using treasury stock method		82,508
		Weighted average common stock outstanding assuming dilution		3,476,427

		Net income fiscal year ended May 31, 2016	(1)	$ 4,208,225
		Weighted average common stock	(2)	3,393,919
		Basic income per common share (1) divided by (2)		$ 1.24

		Net income fiscal year ended May 31, 2016	(3)	$ 4,208,225
		Weighted average common stock outstanding assuming dilution	(4)	3,476,427
		Diluted income per common share (3) divided by (4)		$ 1.21

	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2015

		Weighted average common stock outstanding		3,350,033
		Common shares issuable under stock option plans using treasury stock method		52,176
		Weighted average common stock outstanding assuming dilution		3,402,209

		Net income fiscal year ended May 31, 2015	(1)	$ 2,174,948
		Weighted average common stock	(2)	3,350,033
		Basic income per common share (1) divided by (2)		$ .65

		Net income fiscal year ended May 31, 2015	(3)	$ 2,174,948
		Weighted average common stock outstanding assuming dilution	(4)	3,402,209
		Diluted income per common share (3) divided by (4)		$ .64

13	The Annual Report to Security Holders for the fiscal year ended May 31, 2016, attached to this Annual Report on Form 10-K.

14	Code of Ethics, incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the period ending May 31, 2005.
20	Other documents or statements to security holders
	(i)	News from Taylor Devices, Inc. Shareholder Letter, Summer 2016.
21	Subsidiaries of the registrant
	Tayco Realty Corporation is a New York corporation organized on September 8, 1977, owned by the Company.
23	The Consent of Independent Registered Public Accounting Firm precedes the Consolidated Financial Statements.
31	Officer Certifications
	(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Officer Certifications
	(i)	Section 1350 Certification of Chief Executive Officer.
	(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Douglas P. Taylor	Date:	August 12, 2016
Douglas P. Taylor
President and Director
(Principal Executive Officer)

and

By:	/s/Mark V. McDonough	Date:	August 12, 2016
Mark V. McDonough
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Reginald B. Newman II	By:	/s/Richard G. Hill
	Reginald B. Newman II, Director		Richard G. Hill, Director
	August 12, 2016		August 12, 2016

By:	/s/John Burgess	By:	/s/Randall L. Clark
	John Burgess, Director		Randall L. Clark, Director
	August 12, 2016		August 12, 2016

[Lumsden & McCormick, LLP Letterhead]

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of

Taylor Devices, Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K (Commission File Number 0-3498) of Taylor Devices, Inc. of our report dated August 12, 2016 and any reference thereto in the Annual Report to Shareholders for the fiscal year ended May 31, 2016.

We also consent to such incorporation by reference in Registration Statement Nos. 333-114085, 333-133340, 333-155284, 333-184809 and 333-210660 of Taylor Devices, Inc. on Form S-8 of our report dated August 12, 2016.

/s/Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

Buffalo, New York

August 12, 2016

TAYLOR DEVICES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2016

[Lumsden & McCormick, LLP Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary as of May 31, 2016 and 2015, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

Buffalo, New York

August 12, 2016

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2016	2015

Assets
Current assets:
Cash and cash equivalents	$ 6,086,080	$ 4,895,898
Short-term investments	1,000,000	-
Accounts receivable, net (Note 2)	3,992,214	4,754,757
Inventory (Note 3)	9,604,956	8,662,056
Prepaid expenses	273,204	375,129
Prepaid income taxes	199,077	14,977
Costs and estimated earnings in excess of billings (Note 4)	5,500,771	5,169,956
Deferred income taxes (Note 10)	965,100	858,900
Total current assets	27,621,402	24,731,673

Maintenance and other inventory, net (Note 5)	697,043	889,929
Property and equipment, net (Note 6)	8,994,504	7,873,511
Cash value of life insurance, net	175,350	169,995
	$ 37,488,299	$ 33,665,108
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,767,017	$ 2,703,065
Accrued commissions	683,600	763,463
Other accrued expenses	2,733,847	1,395,341
Billings in excess of costs and estimated earnings (Note 4)	1,463,621	2,723,472
Total current liabilities	6,648,085	7,585,341

Deferred income taxes (Note 10)	682,985	628,785

Stockholders' Equity:
Common stock, $.025 par value, authorized 8,000,000 shares,
issued 3,949,556 and 3,901,397 shares	98,738	97,535
Paid-in capital	8,529,542	7,975,397
Retained earnings	24,185,133	19,976,908
	32,813,413	28,049,840
Treasury stock - 541,296 and 537,733 shares at cost	(2,656,184)	(2,598,858)
Total stockholders' equity	30,157,229	25,450,982
	$ 37,488,299	$ 33,665,108

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2016	2015

Sales, net (Note 9)	$ 35,680,449	$ 30,589,266

Cost of goods sold	23,243,451	21,844,715

Gross profit	12,436,998	8,744,551

Selling, general and administrative expenses	6,688,591	5,683,108

Operating income	5,748,407	3,061,443

Other income
Interest, net	10,748	3,988
Miscellaneous	7,070	8,517
Total other income	17,818	12,505

Income before provision for income taxes	5,766,225	3,073,948

Provision for income taxes (Note 10)	1,558,000	899,000

Net income	$ 4,208,225	$ 2,174,948

Basic earnings per common share (Note 11)	$ 1.24	$ 0.65
Diluted earnings per common share (Note 11)	$ 1.21	$ 0.64

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

For the years ended May 31, 2016 and 2015
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2014	$ 96,824	$ 7,682,170	$ 17,801,960	$ (2,498,983)

Net income for the year ended May 31, 2015	-	-	2,174,948	-

Common stock issued for employee stock
option plan (Note 14)	669	159,939	-	(99,875)

Common stock issued for employee stock
purchase plan (Note 13)	42	17,219	-	-

Stock options issued for services	-	116,069	-	-

Balance, May 31, 2015	97,535	7,975,397	19,976,908	(2,598,858)

Net income for the year ended May 31, 2016	-	-	4,208,225	-

Common stock issued for employee stock
option plan (Note 14)	1,168	383,157	-	(57,326)

Common stock issued for employee stock
purchase plan (Note 13)	35	19,804	-	-

Stock options issued for services	-	151,184	-	-

Balance, May 31, 2016	$ 98,738	$ 8,529,542	$ 24,185,133	$ (2,656,184)

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended May 31,	2016	2015

Operating activities:
Net income	$ 4,208,225	$ 2,174,948
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation	818,385	740,844
Stock options issued for services	151,184	116,069
Bad debts expense	10,000	-
Provision for inventory obsolescence	180,000	180,000
Deferred income taxes	(52,000)	310,000
Changes in other current assets and liabilities:
Accounts receivable	752,543	(1,860,413)
Inventory	(930,014)	82,886
Prepaid expenses	101,925	48,103
Prepaid income taxes	(184,100)	(14,977)
Costs and estimated earnings in excess of billings	(330,815)	(2,796,165)
Accounts payable	(936,048)	1,536,903
Accrued commissions	(79,863)	333,624
Other accrued expenses	1,338,506	136,576
Billings in excess of costs and estimated earnings	(1,259,851)	1,872,941
Accrued income taxes	-	(85,023)
Net operating activities	3,788,077	2,776,316

Investing activities:
Acquisition of property and equipment	(1,939,378)	(746,627)
Increase in short-term investments	(1,000,000)	-
Increase in cash value of life insurance	(5,355)	(5,427)
Net investing activities	(2,944,733)	(752,054)

Financing activities:
Proceeds from issuance of common stock	346,838	77,994
Net financing activities	346,838	77,994

Net change in cash and cash equivalents	1,190,182	2,102,256

Cash and cash equivalents - beginning	4,895,898	2,793,642
Cash and cash equivalents - ending	$ 6,086,080	$ 4,895,898

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

73% of the Company's 2016 revenue was generated from sales to customers in the United States and 22% was from sales to customers in Asia. Remaining sales were to customers in other countries in North America, Europe and South America.

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

Short-term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at May 31, 2016 include “available for sale” corporate bonds stated at fair value, which approximates cost. The bonds (20) mature on various dates during the period September 2017 to December 2021. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

The bonds are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

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

Inventory:

Inventory is stated at the lower of average cost or net realizable value. Average cost approximates first-in, first-out cost.

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

Revenue Recognition:

Sales are recognized when units are delivered or services are performed. Sales under fixed-price contracts are recorded as deliveries are made at the contract sales price of the units delivered. Sales under certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries, are accounted for under the percentage-of-completion method of accounting whereby revenues are recognized based on estimates of completion prepared on a ratio of cost to total estimated cost basis. Costs include all material and direct and indirect charges related to specific contracts. Other expenses are charged to operations as incurred. Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the revenue and profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion. In the fiscal year ended May 31, 2016, 66% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 34% of revenue was recorded as deliveries were made to our customers. In the fiscal year ended May 31, 2015, 70% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 30% of revenue was recorded as deliveries were made to our customers.

For financial statement presentation purposes, the Company nets progress billings against the total costs incurred on uncompleted contracts. The asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

Shipping and Handling Costs:

Shipping and handling costs are classified as a component of selling, general and administrative expenses. The amounts of these costs were $272,353 and $247,077 for the years ended May 31, 2016 and 2015.

Research and Development Costs:

Research and development costs are classified as a component of cost of sales. The amounts of these costs were $428,000 and $268,000 for the years ended May 31, 2016 and 2015.

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

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at May 31, 2016 or 2015. The Company recorded no interest expense or penalties in its consolidated statements of income during the years ended May 31, 2016 and 2015.

The Company believes it is no longer subject to examination by federal and state taxing authorities for years prior to May 31, 2013.

Sales Taxes:

Certain jurisdictions impose a sales tax on Company sales to nonexempt customers. The Company collects these taxes from customers and remits the entire amount as required by the applicable law. The Company excludes from revenues and expenses the tax collected and remitted.

Stock-Based Compensation:

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The stock-based compensation expense for the years ended May 31, 2016 and 2015 was $151,184 and $116,069.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively, and early adoption is permitted. Adoption of this guidance would affect the balance sheets as of May 31, 2016 and 2015 as follows:

Decrease current assets by $965,100 and $858,900

Increase noncurrent assets by $282,115 and $230,115

Decrease noncurrent liabilities by $682,985 and $628,785

Other recently issued Accounting Standards Codification (ASC) guidance has either been implemented or are not significant to the Company.

2. Accounts Receivable:

	2016	2015
Customers	$ 3,480,781	$ 4,534,143
Customers - retention	531,189	230,370
	4,011,970	4,764,513
Less allowance for doubtful accounts	19,756	9,756
	$ 3,992,214	$ 4,754,757

3. Inventory:

	2016	2015
Raw materials	$ 511,530	$ 519,598
Work-in-process	8,639,068	7,657,720
Finished goods	554,358	584,738
	9,704,956	8,762,056
Less allowance for obsolescence	100,000	100,000
	$ 9,604,956	$ 8,662,056

4. Costs and Estimated Earnings on Uncompleted Contracts:

	2016	2015
Costs incurred on uncompleted contracts	$11,441,874	$10,439,879
Estimated earnings	4,251,018	4,584,090
	15,692,892	15,023,969
Less billings to date	11,655,742	12,577,485
	$ 4,037,150	$ 2,446,484

Amounts are included in the accompanying balance sheets under the following captions:

	2016	2015
Costs and estimated earnings in excess of billings	$ 5,500,771	$ 5,169,956
Billings in excess of costs and estimated earnings	1,463,621	2,723,472
	$ 4,037,150	$ 2,446,484

5. Maintenance and Other Inventory:

	2016	2015
Maintenance and other inventory	$ 1,956,626	$ 2,102,494
Less allowance for obsolescence	1,259,583	1,212,565
	$ 697,043	$ 889,929

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

The provision for potential inventory obsolescence was $180,000 for each of the years ended May 31, 2016 and 2015.

6. Property and Equipment:

	2016	2015
Land	$ 195,220	$ 195,220
Buildings and improvements	8,741,209	7,908,653
Machinery and equipment	8,498,997	7,566,026
Office furniture and equipment	1,398,016	1,328,806
Autos and trucks	84,256	73,331
Land improvements	402,022	379,432
	19,319,720	17,451,468
Less accumulated depreciation	10,325,216	9,577,957
	$ 8,994,504	$ 7,873,511

Depreciation expense was $818,385 and $740,844 for the years ended May 31, 2016 and 2015.

The Company has commitments to make capital expenditures of approximately $550,000 as of May 31, 2016.

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

There is no amount outstanding under the line of credit at May 31, 2016 or May 31, 2015.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis. Outstanding checks under this arrangement totaled $517,960 and $618,974 as of May 31, 2016 and 2015. These amounts are included in accounts payable.

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

	2016	2015
Construction	$21,009,587	$16,658,555
Aerospace / Defense	12,320,818	12,009,356
Industrial	2,350,044	1,921,355
	$35,680,449	$30,589,266

Sales to seven customers approximated 55% (10%, three at 8% and three at 7%, respectively) of net sales for 2016. Sales to seven customers approximated 62% (14%, 12%, 11%, 9%, 6% and two at 5%, respectively) of net sales for 2015.

10. Income Taxes:

	2016	2015
Current tax provision:
Federal	$ 1,609,500	$ 588,700
State	500	300
	1,610,000	589,000
Deferred tax provision:
Federal	(51,500)	308,900
State	(500)	1,100
	(52,000)	310,000
	$ 1,558,000	$ 899,000

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2016	2015
Computed tax provision at the expected statutory rate	$1,960,500	$1,045,200
State income tax - net of Federal tax benefit	400	200
Tax effect of permanent differences:
Research tax credits	(266,000)	(101,000)
Other permanent differences	(165,700)	(44,700)
Other	28,800	(700)
	$ 1,558,000	$ 899,000
Effective income tax rate	27.0%	29.2%

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2016	2015
Deferred tax assets:
Allowance for doubtful receivables	$ 6,700	$ 3,300
Tax inventory adjustment	95,500	77,700
Allowance for obsolete inventory	463,600	447,700
Accrued vacation	73,700	63,900
Accrued commissions	7,200	9,300
Warranty reserve	45,400	12,400
Stock options issued for services	273,000	244,600
	965,100	858,900
Deferred tax liabilities:
Excess tax depreciation	(682,985)	(628,785)
Net deferred tax assets	$ 282,115	$ 230,115

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible. The Company provides a valuation allowance to the extent that deferred tax assets may not be realized. A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable. The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance. The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced. The Company will need to generate approximately $2.8 million in taxable income in future years in order to realize the deferred tax assets recorded as of May 31, 2016 of $965,100.

The Company and its subsidiary file consolidated Federal and State income tax returns. As of May 31, 2016, the Company had State investment tax credit carryforwards of approximately $262,000 expiring through May 2022.

11. Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2016	2015
Average common shares outstanding	3,393,919	3,350,033
Common shares issuable under stock option plans	82,508	52,176
Average common shares outstanding assuming dilution	3,476,427	3,402,209

12. Related Party Transactions:

The Company had no related party transactions for the years ended May 31, 2016 and 2015.

13. Employee Stock Purchase Plan:

In March 2004, the Company reserved 295,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan. Participation in the employee stock purchase plan is voluntary for all eligible employees of the Company. Purchase of common shares can be made by employee contributions through payroll deductions. At the end of each calendar quarter, the employee contributions will be applied to the purchase of common shares using a share value equal to the mean between the closing bid and ask prices of the stock on that date. These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan. During the years ended May 31, 2016 and 2015, 1,409 ($12.615 to $16.345 price per share) and 1,688 ($8.925 to $12.02 price per share) common shares, respectively, were issued to employees. As of May 31, 2016, 226,502 shares were reserved for further issue.

14. Stock Option Plans:

In 2015, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options. The incentive stock options qualify for preferential treatment under the Internal Revenue Code. Under this plan, 160,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 2,250 shares have been granted as of May 31, 2016. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.

Using the Black-Scholes option pricing model, the weighted average estimated fair value of each option granted under the plan was $3.05 during 2016 and $2.42 during 2015. The pricing model uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company's stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation model. The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	2016	2015
Risk-free interest rate	1.50%	2.30%
Expected life in years	3.2	3.2
Expected volatility	26%	28%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding - May 31, 2014	219,500	$ 7.31	$ 398,954
Options granted	48,000	$ 10.82
Less: options exercised	26,750	$ 6.00
Outstanding - May 31, 2015	240,750	$ 8.16	$ 1,134,531
Options granted	49,500	$ 14.982
Less: options exercised	46,750	$ 8.221
Outstanding - May 31, 2016	243,500	$ 9.53	$ 1,745,254

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of the balance sheet dates. The aggregate intrinsic value of outstanding options as of the end of each fiscal year is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the-money at that date (243,500 at May 31, 2016 and 240,750 at May 31, 2015.) The Company's closing stock price was $16.70 and $12.87 as of May 31, 2016 and 2015. As of May 31, 2016, there are 157,750 options available for future grants under the 2015 stock option plan. $384,325 was received from the exercise of share options during the fiscal year ended May 31, 2016.

The following table summarizes information about stock options outstanding at May 31, 2016:

Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	10,000	2.9	$ 2.83
$5.01-$6.00	40,000	2.6	$ 5.52
$6.01-$7.00	24,500	3.0	$ 6.26
$7.01-$8.00	25,000	6.9	$ 7.74
$8.01-$9.00	41,750	7.6	$ 8.73
$11.01-$12.00	25,000	5.9	$11.29
$12.01-$13.00	47,250	9.0	$12.42
$16.01-$17.00	30,000	9.9	$16.40
$2.00-$17.00	243,500	6.4	$ 9.53

The following table summarizes information about stock options outstanding at May 31, 2015:

Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise	of	Remaining Years	Average
Prices	Options	of Contractual Life	Exercise Price
$2.00-$3.00	10,000	3.9	$ 2.83
$5.01-$6.00	45,000	3.3	$ 5.56
$6.01-$7.00	28,250	3.8	$ 6.24
$7.01-$8.00	25,000	7.9	$ 7.74
$8.01-$9.00	77,500	8.5	$ 8.61
$11.01-$12.00	25,000	6.9	$11.29
$12.01-$13.00	30,000	9.9	$12.20
$2.00-$13.00	240,750	6.7	$ 8.16

15. Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series. The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

16. Treasury Stock:

Treasury shares increased from 537,733 at May 31, 2015 to 541,296 at May 31, 2016.

17. Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code. The Company matches a percentage of employee voluntary salary deferrals subject to limitations. The Company may also make discretionary contributions as determined annually by the Company's Board of Directors. The amount expensed under the plan was $85,392 and $68,612 for the years ended May 31, 2016 and 2015.

18. Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

The fair values of short-term investments were determined as described in Note 1.

19. Cash Flows Information:

	2016	2015

Interest paid	none	none

Income taxes paid	$ 1,794,100	$ 689,000