Form 10-Q
period 2016-08-31
TAYLOR DEVICES INC
filed 2016-10-14
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

Yes ☐       No ☑

As of October 7, 2016, there were outstanding 3,430,601 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	August 31,	May 31,
	2016	2016

Assets
Current assets:
Cash and cash equivalents	$ 4,970,494	$ 6,086,080
Short-term investments	1,000,000	1,000,000
Accounts receivable, net	3,575,613	3,992,214
Inventory	10,204,225	9,604,956
Costs and estimated earnings in excess of billings	4,882,853	5,500,771
Other current assets	1,450,098	1,437,381
Total current assets	26,083,283	27,621,402

Maintenance and other inventory, net	697,058	697,043
Property and equipment, net	9,447,748	8,994,504
Other assets	176,607	175,350

	$ 36,404,696	$ 37,488,299
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,611,315	$ 1,767,017
Accrued commissions	684,444	683,600
Billings in excess of costs and estimated earnings	940,990	1,463,621
Other current liabilities	1,894,476	2,733,847
Total current liabilities	5,131,225	6,648,085

Long-term liabilities	682,985	682,985

Stockholders' Equity:
Common stock and additional paid-in capital	8,879,578	8,628,280
Retained earnings	24,394,967	24,185,133
	33,274,545	32,813,413
Treasury stock - at cost	(2,684,059)	(2,656,184)
Total stockholders’ equity	30,590,486	30,157,229

	$ 36,404,696	$ 37,488,299

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)
	August 31,
For the three months ended	2016	2015

Sales, net	$ 5,755,713	$ 9,473,414

Cost of goods sold	4,307,589	6,098,126

Gross profit	1,448,124	3,375,288

Selling, general and administrative expenses	1,181,974	1,826,989

Operating income	266,150	1,548,299

Other income, net	9,684	3,350

Income before provision for income taxes	275,834	1,551,649

Provision for income taxes	66,000	542,000

Net income	$ 209,834	$ 1,009,649

Basic and diluted earnings per common share	$ 0.06	$ 0.30

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	August 31,
For the three months ended	2016	2015

Operating activities:
Net income	$ 209,834	$ 1,009,649
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	220,069	193,625
Stock options issued for services	78,789	60,719
Changes in other assets and liabilities:
Accounts receivable	416,601	(835,099)
Inventory	(599,284)	(476,853)
Costs and estimated earnings in excess of billings	617,918	156,476
Other current assets	(12,717)	31,056
Accounts payable	(155,702)	(196,527)
Accrued commissions	844	(40,211)
Billings in excess of costs and estimated earnings	(522,631)	(260,029)
Other current liabilities	(839,371)	191,396
Net operating activities	(585,650)	(165,798)

Investing activities:
Acquisition of property and equipment	(673,313)	(298,664)
Other investing activities	(1,257)	(1,302)
Net investing activities	(674,570)	(299,966)

Financing activities:
Proceeds from issuance of common stock, net	144,634	69,125

Net change in cash and cash equivalents	(1,115,586)	(396,639)

Cash and cash equivalents - beginning	6,086,080	4,895,898

Cash and cash equivalents - ending	$ 4,970,494	$ 4,499,259

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2016 and May 31 2016, the results of operations for the three months ended August 31, 2016 and 2015, and cash flows for the three months ended August 31, 2016 and 2015. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2016.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the three month periods ended August 31, 2016 and 2015, the net income was divided by 3,412,858 and 3,365,821 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three month periods ended August 31, 2016 are not necessarily indicative of the results to be expected for the full year.

6.	In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as amended, is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2017 (fiscal year 2019 for the Company). Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 on its Consolidated Financial Statements. Except as identified in Note 7, below, other recently issued Accounting Standards Codification (ASC) guidance has either been implemented or are not significant to the Company.

7.	In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively, and early adoption is permitted. Adoption of this guidance would affect the balance sheets as of August 31, 2016 and May 31, 2016 as follows:

Decrease in current assets $965,100

Increase in noncurrent assets $282,115

Decrease in noncurrent liabilities $682,985

8.	Inventory:

	August 31, 2016	May 31, 2016
Raw materials	$ 481,957	$ 511,530
Work-in-process	9,164,184	8,639,068
Finished goods	658,084	554,358
	10,304,225	9,704,956
Less allowance for obsolescence	100,000	100,000
	$ 10,204,225	$ 9,604,956

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2016 and 2015
Increase /
(Decrease)
Sales, net	$ (3,717,000)
Cost of goods sold	$ (1,790,000)
Selling, general and administrative expenses	$ (645,000)
Income before provision for income taxes	$ (1,276,000)
Provision for income taxes	$ (476,000)
Net income	$ (800,000)

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

For the three months ended August 31, 2016 (All figures discussed are for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015.)

	Three months ended August 31		Change
	2016	2015	Amount	Percent
Net Revenue	$ 5,756,000	$ 9,473,000	$ (3,717,000)	-39%
Cost of sales	4,308,000	6,098,000	(1,790,000)	-29%
Gross profit	$ 1,448,000	$ 3,375,000	$ (1,927,000)	-57%
… as a percentage of net revenues	25%	36%

The Company's consolidated results of operations showed a 39% decrease in net revenues and a decrease in net income of 79%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 56% less than the level recorded in the prior year. We had 33 Projects in process during the current period compared with 45 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 15% more than the level recorded in the prior year. Total sales within the U.S. decreased 36% from the same period last year. Total sales to Asia decreased 54% from the same period of the prior year. Sales decreases were recorded over the same period last year to customers involved in construction of buildings and bridges (49%), aerospace / defense (24%), as well as industrial customers (21%). Please refer to the charts, below, which show the breakdown of sales. The gross profit as a percentage of net revenue of 25% in the current period is significantly less than during the same period of the prior year. This difference is primarily due to a combination of a.) certain larger construction Projects in the prior year period for which the Company was able to negotiate higher than typical selling prices; b.) several smaller, aerospace / defense Projects in the prior year period that have margins higher than the Company’s average; c.) several export projects in the current period that were very competitively bid due to the unfavorable foreign exchange rates; and d.) lower total volume of product sales in the current period to cover non-variable manufacturing costs.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended August 31
	2016	2015
Industrial	8%	6%
Construction	53%	63%
Aerospace / Defense	39%	31%

At August 31, 2015, the Company had 150 open sales orders in our backlog with a total sales value of $26.4 million. At August 31, 2016, the Company has 31% fewer open sales orders in our backlog (103 orders), and the total sales value is $21.3 million or 19% less than the prior year value.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the three month periods ended August 31, 2016 and August 31, 2015 is as follows:

	Three months ended August 31
	2016	2015
USA	70%	67%
Asia	24%	32%
Other	6%	1%

Selling, General and Administrative Expenses

	Three months ended August 31		Change
	2016	2015	Amount	Percent
Outside Commissions	$ 293,000	$ 607,000	$ (314,000)	-52%
Other SG&A	889,000	1,220,000	(331,000)	-27%
Total SG&A	$ 1,182,000	$ 1,827,000	$ (645,000)	-35%
… as a percentage of net revenues	21%	19%

Selling, general and administrative expenses decreased by 35% from the prior year. Outside commission expense decreased by 52% from last year's level. This fluctuation was primarily due to the significant decrease in commissionable sales in the current year. Other selling, general and administrative expenses decreased 27% from last year to this. This decrease is primarily due to a decrease in freight charges incurred in order to meet contractual obligations to deliver products on schedule along with an decrease in estimated incentive compensation expense in the current period related to the lower level of sales and operating results.

The above factors resulted in operating income of $266,000 for the three months ended August 31, 2016, 83% less than the $1,548,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC. The Company recognized $79,000 and $61,000 of compensation cost for the three month periods ended August 31, 2016 and August 31, 2015.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	August 2016	August 2015
Risk-free interest rate:	1.625%	1.500%
Expected life of the options:	3.4 years	3.3 years
Expected share price volatility:	26%	31%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$4.04	$3.11

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the three month period ended August 31, 2016 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2016:	243,500	$ 9.530
Options granted:	19,500	$ 19.255
Options exercised:	19,500	$ 8.530
Options outstanding and exercisable at August 31, 2016:	243,500	$ 10.390
Closing value per share on NASDAQ at August 31, 2016:		$ 18.740

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the three months ended August 31, 2016 were $673,000 compared to $299,000 in the same period of the prior year. As of August 31, 2016, the Company has commitments for capital expenditures totaling $520,000 during the next twelve months. These costs are primarily related to a building expansion to allow the Company to assemble and test larger units used to provide seismic protection in buildings and bridges.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The Company has available a $6,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5%, or the bank's prime rate less .25%. There is no balance outstanding as of August 31, 2016 or as of May 31, 2016. The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company’s real property. This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank’s part to lend. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress.

The Company is in compliance with restrictive covenants under the line of credit. In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

Covenant	Minimum per Covenant	Current Actual	When Measured
Minimum level of working capital	$3,000,000	$20,952,000	Quarterly
Minimum debt service coverage ratio	1.5:1	n/a	Fiscal Year-end

All of the $6,000,000 unused portion of our line of credit is available without violating any of our debt covenants.

Inventory and Maintenance Inventory

	August 31, 2016		May 31, 2016		Increase /(Decrease)
Raw materials	$ 482,000		$ 512,000		$ (30,000)	-6%
Work-in-process	9,164,000		8,639,000		525,000	6%
Finished goods	558,000		454,000		104,000	23%
Inventory	10,204,000	94%	9,605,000	93%	599,000	6%
Maintenance and other inventory	697,000	6%	697,000	7%	-	0%
Total	$ 10,901,000	100%	$ 10,302,000	100%	$ 599,000	6%

Inventory turnover	1.6		2.3

NOTE: Inventory turnover is annualized for the three month period ended August 31, 2016.

Inventory, at $10,204,000 as of August 31, 2016, is $599,000, or 6%, more than the prior year-end level of $9,605,000. Approximately 90% of the current inventory is work in process, 5% is finished goods, and 5% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $45,000 for each of the three month periods ended August 31, 2016 and August 31, 2015. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	August 31, 2016	May 31, 2016	Increase /(Decrease)
Accounts receivable	$ 3,576,000	$ 3,992,000	$ (416,000)	-10%
CIEB	4,883,000	5,501,000	(618,000)	-11%
Less: BIEC	941,000	1,464,000	(523,000)	-36%
Net	$ 7,518,000	$ 8,029,000	$ (511,000)	-6%

Number of an average day’s sales outstanding in accounts receivable	56	40

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $3,576,000 as of August 31, 2016 includes approximately $831,000 of amounts retained by customers on Projects. It also includes $10,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2016 of $3,992,000 included an Allowance of $20,000. It is expected that amounts retained by customers under contracts will be released in the normal course of the business in accordance with the related contracts. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 40 days at May 31, 2016 to 56 at August 31, 2016. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the first quarter of the current year is 36% less than the level in the fourth quarter of the prior year. The level of accounts receivable at the end of the current period is only 10% less than at the end of the prior year. The combination of these two factors caused the DSO to increase from last year end to this quarter end.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $4,883,000 balance in this account at August 31, 2016 is 11% less than the prior year-end balance. This decrease is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 31% of the CIEB balance as of the end of the last fiscal quarter, May 31, 2016, was billed to those customers in the current fiscal quarter ended August 31, 2016. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	August 31, 2016	May 31, 2016
Costs	$ 6,132,000	$ 8,080,000
Estimated Earnings	2,308,000	3,191,000
Less: Billings to customers	3,557,000	5,770,000
CIEB	$ 4,883,000	$ 5,501,000
Number of Projects in progress	17	19

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $941,000 balance in this account at August 31, 2016 is down 36% from the $1,464,000 balance at the end of the prior year. This decrease is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	August 31, 2016	May 31, 2016
Billings to customers	$ 5,021,000	$ 5,886,000
Less: Costs	2,949,000	3,362,000
Less: Estimated Earnings	1,131,000	1,060,000
BIEC	$ 941,000	$ 1,464,000
Number of Projects in progress	3	6

Summary of factors affecting the balances in CIEB and BIEC:

	August 31, 2016	May 31, 2016
Number of Projects in progress	20	25
Aggregate percent complete	54%	59%
Average total sales value of Projects in progress	$1,171,000	$1,062,000
Percentage of total value invoiced to customer	37%	43%

The Company's backlog of sales orders at August 31, 2016 is $21.3 million, down slightly from the $21.5 million at the end of the prior year. $10.9 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,611,000 as of August 31, 2016, is 9% less than the prior year-end. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of August 31, 2016 are $684,000, equal to the accrual at the prior year-end. Other current liabilities decreased 31% from the prior year-end, to $1,894,000. This decrease is primarily due to a decrease in accrued incentive compensation. The Company expects the current accrued amounts to be paid during the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2016 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)        Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended August 31, 2016 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended August 31, 2016

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

June 1, 2016 -
		June 30, 2016	-	-	-	-

July 1, 2016 -
		July 31, 2016	-	-	-	-

August 1, 2016 -
		August 31, 2016	-	-	-	-
(1)
		Total	-	-	-	-

(1) The share repurchase agreement with a major broker-dealer, under which the Company repurchased shares of its common stock on the open market, has been terminated by the Company. No shares have been purchased since August 2011.

	(d)	Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000, as such term is defined in the credit documents. On August 31, 2016, under such definition, the Company's net working capital was significantly in excess of such limit. Additional information regarding the Company’s line of credit and restrictive covenants appears under the caption “Capital Resources, Line of Credit and Long-Term Debt” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of August 31, 2016, and the related condensed consolidated statements of income for the three months ended August 31, 2016 and 2015 and cash flows for the three months ended August 31, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of May 31, 2016, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 12, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2016 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP

Buffalo, New York

October 7, 2016

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	October 7, 2016	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	October 7, 2016	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer