Form 10-Q
period 2016-11-30
TAYLOR DEVICES INC
filed 2017-01-12
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-3498

Taylor Devices Inc.

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

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

As of January 7, 2017, there were outstanding 3,431,312 shares of the registrant’s common stock, par value $.025 per share.

1

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30,	May 31,
	2016	2016

Assets
Current assets:
Cash and cash equivalents	$4,015,826	$6,086,080
Short-term investments	1,014,246	1,000,000
Accounts receivable, net	3,783,449	3,992,214
Inventory	10,576,467	9,604,956
Costs and estimated earnings in excess of billings	6,424,624	5,500,771
Other current assets	1,273,040	1,437,381
Total current assets	27,087,652	27,621,402

Maintenance and other inventory, net	609,545	697,043
Property and equipment, net	9,777,753	8,994,504
Other assets	178,128	175,350

Total Assets	$37,653,078	$37,488,299
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,041,703	$1,767,017
Accrued commissions	898,572	683,600
Billings in excess of costs and estimated earnings	838,417	1,463,621
Other current liabilities	1,656,329	2,733,847
Total current liabilities	5,435,021	6,648,085

Long-term liabilities	682,985	682,985

Stockholders' Equity:
Common stock and additional paid-in capital	9,003,309	8,628,280
Retained earnings	25,333,247	24,185,133
	34,336,556	32,813,413
Treasury stock - at cost	(2,801,484)	(2,656,184)
Total stockholders’ equity	31,535,072	30,157,229

	$37,653,078	$37,488,299

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2016	2015	2016	2015

Sales, net	$7,807,465	$8,819,548	$13,563,178	$18,292,962

Cost of goods sold	5,061,495	5,824,754	9,369,084	11,922,880

Gross profit	2,745,970	2,994,794	4,194,094	6,370,082

Selling, general and administrative expenses	1,373,726	1,576,225	2,555,700	3,403,214

Operating income	1,372,244	1,418,569	1,638,394	2,966,868

Other income, net	26,036	6,089	35,720	9,439

Income before provision for income taxes	1,398,280	1,424,658	1,674,114	2,976,307

Provision for income taxes	460,000	500,000	526,000	1,042,000

Net income	$938,280	$924,658	$1,148,114	$1,934,307

Basic and diluted earnings per common share	$0.27	$0.27	$0.34	$0.57

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	November 30,
For the six months ended	2016	2015

Operating activities:
Net income	$1,148,114	$1,934,307
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	453,823	395,821
Stock options issued for services	78,789	60,719
Changes in other assets and liabilities:
Accounts receivable	208,765	(1,883,211)
Inventory	(884,013)	(936,101)
Costs and estimated earnings in excess of billings	(923,853)	201,945
Other current assets	164,341	98,549
Accounts payable	274,686	(726,125)
Accrued commissions	214,972	(157,248)
Billings in excess of costs and estimated earnings	(625,204)	898,014
Other current liabilities	(1,077,518)	307,625
Net operating activities	(967,098)	194,295

Investing activities:
Acquisition of property and equipment	(1,237,072)	(855,129)
Other investing activities	(17,024)	(2,847)
Net investing activities	(1,254,096)	(857,976)

Financing activities:
Proceeds from issuance of common stock, net	150,940	266,021

Net change in cash and cash equivalents	(2,070,254)	(397,660)

Cash and cash equivalents - beginning	6,086,080	4,895,898

Cash and cash equivalents - ending	$4,015,826	$4,498,238

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2016 and May 31 2016, the results of operations for the three and six months ended November 30, 2016 and 2015, and cash flows for the six months ended November 30, 2016 and 2015. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2016.

2.   The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.   There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.   For the six month periods ended November 30, 2016 and 2015, the net income was divided by 3,418,508 and 3,374,214 respectively, which is net of the Treasury shares, to calculate the net income per share. For the three month periods ended November 30, 2016 and 2015, the net income was divided by 3,415,683 and 3,370,018 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.   The results of operations for the three and six month periods ended November 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

7.    In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively, and early adoption is permitted. Adoption of this guidance would affect the balance sheets as of November 30, 2016 and May 31, 2016 as follows:

Decrease in current assets   $ 965,100

Increase in noncurrent assets   $ 282,115

Decrease in noncurrent liabilities   $ 682,985

8.   Inventory:

	November 30, 2016	May 31, 2016
Raw materials	$522,315	$511,530
Work-in-process	9,434,672	8,639,068
Finished goods	719,480	554,358
	10,676,467	9,704,956
Less allowance for obsolescence	100,000	100,000
	$10,576,467	$9,604,956

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2016 and 2015
Increase /(Decrease)
Sales, net	$(4,730,000)
Cost of goods sold	$(2,554,000)
Selling, general and administrative expenses	$(848,000)
Income before provision for income taxes	$(1,302,000)
Provision for income taxes	$(516,000)
Net income	$(786,000)

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

For the six months ended November 30, 2016 (All figures discussed are for the six months ended November 30, 2016 as compared to the six months ended November 30, 2015.)

	Six months ended November 30		Change
	2016	2015	Amount	Percent
Net Revenue	$13,563,000	$18,293,000	$(4,730,000)	-26%
Cost of sales	9,369,000	11,923,000	(2,554,000)	-21%
Gross profit	$4,194,000	$6,370,000	$(2,176,000)	-34%
… as a percentage of net revenues	31%	35%

The Company's consolidated results of operations showed a 26% decrease in net revenues and a decrease in net income of 41%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 32% less than the level recorded in the prior year. We had 42 Projects in process during the current period compared with 49 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 11% less than the level recorded in the prior year. Total sales within the U.S. decreased 20% from the same period last year. Total sales to Asia decreased 50% from the same period of the prior year. Sales decreases were recorded over the same period last year to customers involved in construction of buildings and bridges (25%), aerospace / defense (27%), as well as industrial customers (32%). Please refer to the charts, below, which show the breakdown of sales. The gross profit as a percentage of net revenue of 31% in the current period is four percentage points less than during the same period of the prior year. This difference is primarily due to a combination of a.) certain larger construction Projects in the prior year period for which the Company was able to negotiate higher than typical selling prices; b.) several smaller, aerospace / defense Projects in the prior year period that have margins higher than the Company’s average; c.) several export projects in the current period that were very competitively bid due to the unfavorable foreign exchange rates; and d.) lower total volume of product sales in the current period to cover non-variable manufacturing costs.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Six months ended November 30
	2016	2015
Industrial	5%	6%
Construction	61%	60%
Aerospace / Defense	34%	34%

At November 30, 2015, the Company had 131 open sales orders in our backlog with a total sales value of $23.6 million. At November 30, 2016, the Company has 26% fewer open sales orders in our backlog (97 orders), and the total sales value is $20.6 million or 13% less than the prior year value.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the six month periods ended November 30, 2016 and November 30, 2015 is as follows:

	Six months ended November 30
	2016	2015
USA	76%	70%
Asia	17%	26%
Other	7%	4%

Selling, General and Administrative Expenses

	Six months ended November 30		Change
	2016	2015	Amount	Percent
Outside Commissions	$765,000	$1,096,000	$(331,000)	-30%
Other SG&A	1,791,000	2,307,000	(516,000)	-22%
Total SG&A	$2,556,000	$3,403,000	$(847,000)	-25%
… as a percentage of net revenues	19%	19%

Selling, general and administrative expenses decreased by 25% from the prior year. Outside commission expense decreased by 30% from last year's level. This fluctuation was primarily due to the significant decrease in commissionable sales in the current year. Other selling, general and administrative expenses decreased 22% from last year to this. This decrease is primarily due to a decrease in freight charges incurred in order to meet contractual obligations to deliver products on schedule along with a decrease in estimated incentive compensation expense in the current period related to the lower level of sales and operating results.

The above factors resulted in operating income of $1,638,000 for the six months ended November 30, 2016, 45% less than the $2,967,000 in the same period of the prior year.

Summary comparison of the three months ended November 30, 2016 and 2015
Increase /(Decrease)
Sales, net	$(1,012,000)
Cost of goods sold	$(763,000)
Selling, general and administrative expenses	$(202,000)
Income before provision for income taxes	$(26,000)
Provision for income taxes	$(40,000)
Net income	$14,000

For the three months ended November 30, 2016 (All figures discussed are for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015.)

	Three months ended November 30		Change
	2016	2015	Amount	Percent
Net Revenue	$7,807,000	$8,819,000	$(1,012,000)	-11%
Cost of sales	5,061,000	5,824,000	(763,000)	-13%
Gross profit	$2,746,000	$2,995,000	$(249,000)	-8%
… as a percentage of net revenues	35%	34%

The Company's consolidated results of operations showed an 11% decrease in net revenues and an increase in net income of 1%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 1% less than the level recorded in the prior year. We had 29 Projects in process during the current period compared with 42 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 31% less than the level recorded in the prior year. Total sales within the U.S. decreased 4% from the same period last year. Total sales to Asia decreased 43% from the same period of the prior year. Sales decreases recorded over the same period last year to customers involved in sales to customers involved in aerospace / defense (30%), as well as industrial customers (42%) were slightly offset by an increase in sales to customers involved in construction of buildings and bridges (4%). Please refer to the charts, below, which show the breakdown of sales. The gross profit as a percentage of net revenue of 35% in the current period is slightly more than during the same period of the prior year.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended November 30
	2016	2015
Industrial	4%	6%
Construction	66%	56%
Aerospace / Defense	30%	38%

Net revenue by geographic region, as a percentage of total net revenue for the three month periods ended November 30, 2016 and November 30, 2015 is as follows:

	Three months ended November 30
	2016	2015
USA	80%	74%
Asia	12%	19%
Other	8%	7%

Selling, General and Administrative Expenses

	Three months ended November 30		Change
	2016	2015	Amount	Percent
Outside Commissions	$472,000	$489,000	$(17,000)	-3%
Other SG&A	902,000	1,087,000	(185,000)	-17%
Total SG&A	$1,374,000	$1,576,000	$(202,000)	-13%
… as a percentage of net revenue	18%	18%

Selling, general and administrative expenses decreased by 13% from the prior year. Outside commission expense decreased by 3% from last year's level. Other selling, general and administrative expenses decreased 17% from last year to this. This decrease is primarily due to a decrease in freight charges incurred in order to meet contractual obligations to deliver products on schedule along with a decrease in estimated incentive compensation expense in the current period related to the lower level of sales and operating results.

The above factors resulted in operating income of $1,372,000 for the three months ended November 30, 2016, 3% less than the $1,419,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC. The Company recognized $79,000 and $61,000 of compensation cost for the six month periods ended November 30, 2016 and November 30, 2015.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	November 2016	November 2015
Risk-free interest rate:	1.625%	1.500%
Expected life of the options:	3.4 years	3.3 years
Expected share price volatility:	26%	31%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair‑market value per stock option:	$4.04	$3.11

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the six month period ended November 30, 2016 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2016:	243,500	$9.530
Options granted:	19,500	$19.255
Options exercised:	29,500	$9.622
Options outstanding and exercisable at November 30, 2016:	233,500	$10.330
Closing value per share on NASDAQ at November 30, 2016:		$14.800

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the six months ended November 30, 2016 were $1,237,000 compared to $855,000 in the same period of the prior year. As of November 30, 2016, the Company has commitments for capital expenditures totaling $300,000 during the next twelve months. These costs are primarily related to a building expansion to allow the Company to assemble and test larger units used to provide seismic protection in buildings and bridges.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The Company has available a $6,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5%, or the bank's prime rate less .25%. There is no balance outstanding as of November 30, 2016 or as of May 31, 2016. The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company’s real property. This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank’s part to lend. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress.

The Company is in compliance with restrictive covenants under the line of credit. In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

Covenant	Minimum per Covenant	Current Actual	When Measured
Minimum level of working capital	$3,000,000	$21,653,000	Quarterly
Minimum debt service coverage ratio	1.5:1	n/a	Fiscal Year-end

All of the $6,000,000 unused portion of our line of credit is available without violating any of our debt covenants.

Inventory and Maintenance Inventory

	November 30, 2016		May 31, 2016		Increase /(Decrease)
Raw materials	$522,000		$512,000		$10,000	2%
Work-in-process	9,435,000		8,639,000		796,000	9%
Finished goods	619,000		454,000		165,000	36%
Inventory	10,576,000	95%	9,605,000	93%	971,000	10%
Maintenance and other inventory	610,000	5%	697,000	7%	(87,000)	-12%
Total	$11,186,000	100%	$ 10,302,000	100%	$884,000	9%

Inventory turnover	1.7		2.3

NOTE: Inventory turnover is annualized for the six month period ended November 30, 2016.

Inventory, at $10,576,000 as of November 30, 2016, is $971,000, or 10%, more than the prior year-end level of $9,605,000. This increase is primarily due to advanced stages of work being completed on customer orders and pending customer orders. Approximately 89% of the current inventory is work in process, 6% is finished goods, and 5% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $90,000 for each of the six month periods ended November 30, 2016 and November 30, 2015. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	November 30, 2016	May 31, 2016	Increase /(Decrease)
Accounts receivable	$3,783,000	$3,992,000	$(209,000)	-5%
CIEB	6,425,000	5,501,000	924,000	17%
Less: BIEC	838,000	1,464,000	(626,000)	-43%
Net	$9,370,000	$8,029,000	$1,341,000	17%

Number of an average day’s sales outstanding in accounts receivable	44	40

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $3,783,000 as of November 30, 2016 includes approximately $765,000 of amounts retained by customers on Projects. It also includes $60,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2016 of $3,992,000 included an Allowance of $20,000. It is expected that amounts retained by customers under contracts will be released in the normal course of the business in accordance with the related contracts. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased slightly from 40 days at May 31, 2016 to 44 at November 30, 2016.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $6,425,000 balance in this account at November 30, 2016 is 17% more than the prior year-end balance. This increase is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 31% of the CIEB balance as of the end of the last fiscal quarter, August 31, 2016, was billed to those customers in the current fiscal quarter ended November 30, 2016. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	November 30, 2016	May 31, 2016
Costs	$8,086,000	$8,080,000
Estimated Earnings	3,700,000	3,191,000
Less: Billings to customers	5,361,000	5,770,000
CIEB	$6,425,000	$5,501,000
Number of Projects in progress	21	19

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $838,000 balance in this account at November 30, 2016 is down 43% from the $1,464,000 balance at the end of the prior year. This decrease is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	November 30, 2016	May 31, 2016
Billings to customers	$6,115,000	$5,886,000
Less: Costs	3,754,000	3,362,000
Less: Estimated Earnings	1,523,000	1,060,000
BIEC	$838,000	$1,464,000
Number of Projects in progress	3	6

Summary of factors affecting the balances in CIEB and BIEC:

	November 30, 2016	May 31, 2016
Number of Projects in progress	24	25
Aggregate percent complete	58%	59%
Average total sales value of Projects in progress	$1,248,000	$1,062,000
Percentage of total value invoiced to customer	38%	43%

The Company's backlog of sales orders at November 30, 2016 is $20.6 million, down slightly from the $21.5 million at the end of the prior year. $12.9 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $2,042,000 as of November 30, 2016, is 16% more than the prior year-end. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of November 30, 2016 are $899,000, up 31% from the $684,000 accrued at the prior year-end. Other current liabilities decreased 39% from the prior year-end, to $1,656,000. This decrease is primarily due to a decrease in accrued incentive compensation. The Company expects the current accrued amounts to be paid during the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2016 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)        Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended November 30, 2016 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended November 30, 2016

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

September 1, 2016 -
		September 30, 2016	-	-	-	-

October1, 2016 -
		October 31, 2016	-	-	-	-

November 1, 2016 -
		November 30, 2016	-	-	-	-

		Total	-	-	-	-

	(d)	Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000, as such term is defined in the credit documents. On November 30, 2016, under such definition, the Company's net working capital was significantly in excess of such limit. Additional information regarding the Company’s line of credit and restrictive covenants appears under the caption “Capital Resources, Line of Credit and Long-Term Debt” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported

None

	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

None

ITEM 6	Exhibits
	20	News from Taylor Devices, Inc. Shareholder Letter, Winter 2016-2017
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of November 30, 2016, and the related condensed consolidated statements of income for the three and six months ended November 30, 2016 and 2015 and cash flows for the six months ended November 30, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.

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

January 12, 2017

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	January 12, 2017	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	January 12, 2017	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer