Form 10-Q
period 2017-02-28
TAYLOR DEVICES INC
filed 2017-04-13
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Yes ☐       No ☑

As of April 7, 2017, there were outstanding 3,436,760 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	February 28,	May 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$775,246	$6,086,080
Short-term investments	1,016,327	1,000,000
Accounts receivable, net	4,187,051	3,992,214
Inventory	11,456,101	9,604,956
Costs and estimated earnings in excess of billings	7,709,277	5,500,771
Other current assets	1,376,853	1,437,381
Total current assets	26,520,855	27,621,402

Maintenance and other inventory, net	672,494	697,043
Property and equipment, net	9,928,973	8,994,504
Other assets	179,325	175,350

	$37,301,647	$37,488,299
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,485,166	$1,767,017
Accrued commissions	886,945	683,600
Billings in excess of costs and estimated earnings	1,481,253	1,463,621
Other current liabilities	886,143	2,733,847
Total current liabilities	4,739,507	6,648,085

Long-term liabilities	682,985	682,985

Stockholders' Equity:
Common stock and additional paid-in capital	9,009,189	8,628,280
Retained earnings	25,671,450	24,185,133
	34,680,639	32,813,413
Treasury stock - at cost	(2,801,484)	(2,656,184)
Total stockholders’ equity	31,879,155	30,157,229

	$37,301,647	$37,488,299

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Sales, net	$5,672,720	$8,326,147	$19,235,898	$26,619,109

Cost of goods sold	4,028,768	5,010,028	13,397,852	16,932,908

Gross profit	1,643,952	3,316,119	5,838,046	9,686,201

Selling, general and administrative expenses	1,178,310	1,645,236	3,734,010	5,048,450

Operating income	465,642	1,670,883	2,104,036	4,637,751

Other income, net	14,561	2,721	50,281	12,160

Income before provision for income taxes	480,203	1,673,604	2,154,317	4,649,911

Provision for income taxes	142,000	492,000	668,000	1,534,000

Net income	$338,203	$1,181,604	$1,486,317	$3,115,911

Basic and diluted earnings per common share	$0.10	$0.35	$0.43	$0.92

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	February 28,	February 29,
For the nine months ended	2017	2016

Operating activities:
Net income	$1,486,317	$3,115,911
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	687,577	616,561
Stock options issued for services	78,789	60,719
Changes in other assets and liabilities:
Accounts receivable	(194,837)	19,901
Inventory	(1,826,596)	(1,387,688)
Costs and estimated earnings in excess of billings	(2,208,506)	671,540
Other current assets	60,528	88,543
Accounts payable	(281,851)	(616,115)
Accrued commissions	203,345	(255,589)
Billings in excess of costs and estimated earnings	17,632	(343,623)
Other current liabilities	(1,847,704)	726,244
Net operating activities	(3,825,306)	2,696,404

Investing activities:
Acquisition of property and equipment	(1,622,046)	(1,071,137)
Other investing activities	(20,302)	(4,062)
Net investing activities	(1,642,348)	(1,075,199)

Financing activities:
Proceeds from issuance of common stock, net	156,820	270,663

Net change in cash and cash equivalents	(5,310,834)	1,891,868

Cash and cash equivalents - beginning	6,086,080	4,895,898

Cash and cash equivalents - ending	$775,246	$6,787,766

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2017 and May 31 2016, the results of operations for the three and nine months ended February 28, 2017 and February 29, 2016, and cash flows for the nine months ended February 28, 2017 and February 29, 2016. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2016.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the nine month periods ended February 28, 2017 and February 29, 2016, the net income was divided by 3,424,192 and 3,382,678 respectively, which is net of the Treasury shares, to calculate the net income per share. For the three month periods ended February 28, 2017 and February 29, 2016, the net income was divided by 3,421,350 and 3,378,446 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three and nine month periods ended February 28, 2017 are not necessarily indicative of the results to be expected for the full year.

6.	In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as amended, is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2017 (fiscal year 2019 for the Company). Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not completely determined the potential effects of the adoption of ASU 2014-09 on its Consolidated Financial Statements, however it will likely require the Company to slow the recognition of revenue for contracts currently accounted for under the percentage-of-completion method.

Except as identified in Note 7 below, other recently issued Accounting Standards Codification (ASC) guidance has either been implemented or are not significant to the Company.

7.	In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively, and early adoption is permitted. Adoption of this guidance would affect the balance sheets as of February 28, 2017 and May 31, 2016 as follows:

Decrease in current assets $965,100

Increase in noncurrent assets $282,115

Decrease in noncurrent liabilities $682,985

8.    Inventory:

	February 28, 2017	May 31, 2016

Raw materials	$555,501	$511,530
Work-in-process	10,265,918	8,639,068
Finished goods	734,682	554,358
	11,556,101	9,704,956
Less allowance for obsolescence	100,000	100,000
	$11,456,101	$9,604,956

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the nine months ended February 28, 2017 and February 29, 2016
Increase /
(Decrease)
Sales, net	$(7,383,000)
Cost of goods sold	$(3,535,000)
Selling, general and administrative expenses	$(1,314,000)
Income before provision for income taxes	$(2,496,000)
Provision for income taxes	$(866,000)
Net income	$(1,630,000)

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

For the nine months ended February 28, 2017 (All figures discussed are for the nine months ended February 28, 2017 as compared to the nine months ended February 29, 2016).

	Nine months ended		Change
	February 28, 2017	February 29, 2016	Amount	Percent
Net Revenue	$19,236,000	$26,619,000	$(7,383,000)	-28%
Cost of sales	13,398,000	16,933,000	(3,535,000)	-21%
Gross profit	$5,838,000	$9,686,000	$(3,848,000)	-40%
… as a percentage of net revenues	30%	36%

The Company's consolidated results of operations showed a 28% decrease in net revenues and a decrease in net income of 52%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 29% less than the level recorded in the prior year. We had 48 Projects in process during the current period compared with 58 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 25% less than the level recorded in the prior year. Total sales within the U.S. decreased 20% from the same period last year. Total sales to Asia decreased 58% from the same period of the prior year. Sales decreases were recorded over the same period last year to customers involved in construction of buildings and bridges (29%), aerospace / defense (25%), as well as industrial customers (33%). Please refer to the charts, below, which show the breakdown of sales. The gross profit as a percentage of net revenue of 30% in the current period is six percentage points less than during the same period of the prior year. This difference is primarily due to a combination of a.) certain larger construction Projects in the prior year period for which the Company was able to negotiate higher than typical selling prices; b.) several smaller, aerospace / defense Projects in the prior year period that have margins higher than the Company’s average; c.) several export projects in the current period that were very competitively bid due to the unfavorable foreign exchange rates; and d.) lower total volume of product sales in the current period to cover non-variable manufacturing costs.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Nine months ended
	February 28, 2017	February 29, 2016
Industrial	5%	7%
Construction	59%	59%
Aerospace / Defense	36%	34%

At February 29, 2016, the Company had 129 open sales orders in our backlog with a total sales value of $19.5 million. At February 28, 2017, the Company has 8% fewer open sales orders in our backlog (119 orders), and the total sales value is $19.5 million.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the nine month periods ended February 28, 2017 and February 29, 2016 is as follows:

	Nine months ended
	February 28, 2017	February 29, 2016
USA	78%	70%
Asia	14%	25%
Other	8%	5%

Selling, General and Administrative Expenses

	Nine months ended		Change
	February 28, 2017	February 29, 2016	Amount	Percent
Outside Commissions	$1,035,000	$1,597,000	$(562,000)	-35%
Other SG&A	2,699,000	3,451,000	(752,000)	-22%
Total SG&A	$3,734,000	$5,048,000	$(1,314,000)	-26%
… as a percentage of net revenues	19%	19%

Selling, general and administrative expenses decreased by 26% from the prior year. Outside commission expense decreased by 35% from last year's level. This fluctuation was primarily due to the significant decrease in commissionable sales in the current year. Other selling, general and administrative expenses decreased 22% from last year to this. This decrease is primarily due to a decrease in estimated incentive compensation expense in the current period related to the lower level of sales and operating results along with a decrease in freight charges incurred in order to meet contractual obligations to deliver products on schedule.

The above factors resulted in operating income of $2,104,000 for the nine months ended February 28, 2017, 55% less than the $4,638,000 in the same period of the prior year.

Summary comparison of the three months ended February 28, 2017 and February 29, 2016
Increase /
(Decrease)
Sales, net	$(2,653,000)
Cost of goods sold	$(981,000)
Selling, general and administrative expenses	$(467,000)
Income before provision for income taxes	$(1,193,000)
Provision for income taxes	$(350,000)
Net income	$(843,000)

For the three months ended February 28, 2017 (All figures discussed are for the three months ended February 28, 2017 as compared to the three months ended February 29, 2016).

	Three months ended		Change
	February 28, 2017	February 29, 2016	Amount	Percent
Net Revenue	$5,673,000	$8,326,000	$(2,653,000)	-32%
Cost of sales	4,029,000	5,010,000	(981,000)	-20%
Gross profit	$1,644,000	$3,316,000	$(1,672,000)	-50%
… as a percentage of net revenues	29%	40%

The Company's consolidated results of operations showed a 32% decrease in net revenues and a decrease in net income of 71%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 23% less than the level recorded in the prior year. We had 30 Projects in process during the current period compared with 35 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 48% less than the level recorded in the prior year. Total sales within the U.S. decreased 19% from the same period last year. Total sales to Asia decreased 79% from the same period of the prior year. Sales decreases were recorded over the same period last year to customers involved in sales to customers involved in aerospace / defense (21%), as well as industrial customers (36%) and customers involved in construction of buildings and bridges (38%). Please refer to the charts below, which show the breakdown of sales.

The gross profit as a percentage of net revenue of 29% in the current period is significantly lower than during the same period of the prior year. This difference is primarily due to a combination of a.) certain larger construction Projects in the prior year period for which the Company was able to negotiate higher than typical selling prices; b.) several smaller, aerospace / defense Projects in the prior year period that have margins higher than the Company’s average; c.) several export projects in the current period that were very competitively bid due to the unfavorable foreign exchange rates; and d.) lower total volume of product sales in the current period to cover non-variable manufacturing costs.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended
	February 28, 2017	February 29, 2016
Industrial	6%	6%
Construction	54%	59%
Aerospace / Defense	40%	35%

Net revenue by geographic region, as a percentage of total net revenue for the three month periods ended February 28, 2017 and February 29, 2016 is as follows:

	Three months ended
	February 28, 2017	February 29, 2016
USA	84%	70%
Asia	7%	23%
Other	9%	7%

Selling, General and Administrative Expenses

	Three months ended		Change
	February 28, 2017	February 29, 2016	Amount	Percent
Outside Commissions	$270,000	$501,000	$(231,000)	-46%
Other SG&A	908,000	1,144,000	(236,000)	-21%
Total SG&A	$1,178,000	$1,645,000	$(467,000)	-28%
… as a percentage of net revenue	21%	20%

Selling, general and administrative expenses decreased by 28% from the prior year. Outside commission expense decreased by 46% from last year's level. Other selling, general and administrative expenses decreased 21% from last year to this. This decrease is primarily due to a decrease in estimated incentive compensation expense in the current period related to the lower level of sales and operating results.

The above factors resulted in operating income of $466,000 for the three months ended February 28, 2017, 72% less than the $1,671,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC. The Company recognized $79,000 and $61,000 of compensation cost for the nine month periods ended February 28, 2017 and February 29, 2016.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	February 2017	February 2016
Risk-free interest rate:	1.625%	1.500%
Expected life of the options:	3.4 years	3.3 years
Expected share price volatility:	26%	31%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$4.04	$3.11

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the nine month period ended February 28, 2017 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2016:	243,500	$9.530
Options granted:	19,500	$19.255
Options exercised:	29,500	$9.622
Options outstanding and exercisable at February 28, 2017:	233,500	$10.330
Closing value per share on NASDAQ at February 28, 2017:		$14.480

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the nine months ended February 28, 2017 were $1,622,000 compared to $1,071,000 in the same period of the prior year. As of February 28, 2017, the Company has commitments for capital expenditures totaling $700,000 during the next twelve months. These costs are primarily related to acquisition of new equipment used to test the function of products prior to shipment to customers.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

The Company has available a $6,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5%, or the bank's prime rate less .25%. There is no balance outstanding as of February 28, 2017 or as of May 31, 2016. The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company’s real property. This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank’s part to lend. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress.

The Company is in compliance with restrictive covenants under the line of credit. In these covenants, the Company agrees to maintain the following minimum levels of the stated item:

Covenant	Minimum per Covenant	Current Actual	When Measured
Minimum level of working capital	$3,000,000	$21,781,000	Quarterly
Minimum debt service coverage ratio	1.5:1	n/a	Fiscal Year-end

All of the $6,000,000 unused portion of our line of credit is available without violating any of our debt covenants.

Inventory and Maintenance Inventory

	February 28, 2017		May 31, 2016		Increase /(Decrease)
Raw materials	$555,000		$512,000		$43,000	8%
Work-in-process	10,266,000		8,639,000		1,627,000	19%
Finished goods	635,000		454,000		181,000	40%
Inventory	11,456,000	94%	9,605,000	93%	1,851,000	19%
Maintenance and other inventory	672,000	6%	697,000	7%	(25,000)	-4%
Total	$12,128,000	100%	$10,302,000	100%	$1,826,000	18%

Inventory turnover	1.6		2.3

NOTE: Inventory turnover is annualized for the nine month period ended February 28, 2017.

Inventory, at $11,456,000 as of February 28, 2017, is $1,851,000, or 19%, more than the prior year-end level of $9,605,000. This increase is primarily due to advanced stages of work being completed on customer orders and pending customer orders. Approximately 90% of the current inventory is work in process, 5% is finished goods, and 5% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $135,000 for each of the nine month periods ended February 28, 2017 and February 29, 2016. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	February 28, 2017	May 31, 2016	Increase /(Decrease)
Accounts receivable	$4,187,000	$3,992,000	$195,000	5%
CIEB	7,709,000	5,501,000	2,208,000	40%
Less: BIEC	1,481,000	1,464,000	17,000	1%
Net	$10,415,000	$8,029,000	$2,386,000	30%

Number of an average day’s sales outstanding in accounts receivable	66	40

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $4,187,000 as of February 28, 2017 includes approximately $772,000 of amounts retained by customers on Projects. It also includes $60,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2016 of $3,992,000 included an Allowance of $20,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 40 days at May 31, 2016 to 66 at February 28, 2017. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the third quarter of the current fiscal year is 37% less than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is 5% more than at the end of the prior year. The combined effect of these two factors caused the DSO to increase from last year end to this quarter-end. A primary reason for the increase in the level of accounts receivable from last year end to this quarter-end, in spite of a significantly lower level of sales, was the presence of a single invoice for $1.1 million that was issued to a customer in November 2016 that was not paid by the customer until March 2017. It is expected that amounts retained by customers under contracts will be released in the normal course of the business in accordance with the related contracts. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $7,709,000 balance in this account at February 28, 2017 is 40% more than the prior year-end balance. This increase is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 20% of the CIEB balance as of the end of the last fiscal quarter, November 30, 2016, was billed to those customers in the current fiscal quarter ended February 28, 2017. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	February 28, 2017	May 31, 2016
Costs	$9,528,000	$8,080,000
Estimated Earnings	4,422,000	3,191,000
Less: Billings to customers	6,241,000	5,770,000
CIEB	$7,709,000	$5,501,000
Number of Projects in progress	24	19

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $1,481,000 balance in this account at February 28, 2017 is up 1% from the $1,464,000 balance at the end of the prior year.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	February 28, 2017	May 31, 2016
Billings to customers	$7,809,000	$5,886,000
Less: Costs	4,444,000	3,362,000
Less: Estimated Earnings	1,884,000	1,060,000
BIEC	$1,481,000	$1,464,000
Number of Projects in progress	3	6

Summary of factors affecting the balances in CIEB and BIEC:

	February 28, 2017	May 31, 2016
Number of Projects in progress	27	25
Aggregate percent complete	67%	59%
Average total sales value of Projects in progress	$1,135,000	$1,062,000
Percentage of total value invoiced to customer	46%	43%

The Company's backlog of sales orders at February 28, 2017 is $19.5 million, down slightly from the $21.5 million at the end of the prior year. $10.4 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,485,000 as of February 28, 2017, is 16% less than the prior year-end. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of February 28, 2017 are $887,000, up 30% from the $684,000 accrued at the prior year-end. This large increase is due to the significant increase in the CIEB, discussed above. Other current liabilities decreased 68% from the prior year-end, to $886,000. This decrease is primarily due to a decrease in accrued incentive compensation along with a decrease in customer prepayments during the current quarter as well as a reduction in sales tax liability due to payments made to tax authorities since the prior year end. The Company expects the current accrued amounts to be paid during the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of February 28, 2017 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)        Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended February 28, 2017 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended February 28, 2017

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

December 1, 2016 -
		December 31, 2016	-	-	-	-

January 1, 2017 -
		January 31, 2017	-	-	-	-

February 1, 2017 -
		February 28, 2017	-	-	-	-

		Total	-	-	-	-

	(d)	Under the terms of the Company's credit arrangements with its primary lender, the Company is required to maintain net working capital of at least $3,000,000, as such term is defined in the credit documents. On February 28, 2017, under such definition, the Company's net working capital was significantly in excess of such limit. Additional information regarding the Company’s line of credit and restrictive covenants appears under the caption “Capital Resources, Line of Credit and Long-Term Debt” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported

None

	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

None

ITEM 6	Exhibits
	20	News from Taylor Devices, Inc. Shareholder Letter, Spring 2017
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of February 28, 2017, and the related condensed consolidated statements of income for the three and nine months ended February 28, 2017 and February 29, 2016 and cash flows for the nine months ended February 28, 2017 and February 29, 2016. These interim financial statements are the responsibility of the Company's management.

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

Lumsden& McCormick, LLP

Buffalo, New York

April 12, 2017

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	April 12, 2017	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	April 12, 2017	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer