Form 10-K
period 2017-05-31
TAYLOR DEVICES INC
filed 2017-08-29
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-3498/ properties

Taylor Devices Inc

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

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter on November 30, 2016 is $50,778,000.

The number of shares outstanding of each of the registrant's classes of common stock as of August 4, 2017: 3,454,894.

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

Dependence Upon Major Customers

The Company is not dependent on any one or a few major customers. Sales to five customers approximated 44% (14%, 9%, 8%, 7% and 6%, respectively) of net sales for 2017. The loss of any or all of these customers, unless the business is replaced by the Company, could result in an adverse effect on the results for the Company.

Patents, Trademarks and Licenses

The Company holds 11 patents expiring at different times until the year 2034.

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales. The Company had no inventory out on consignment and no consignment sales for the years ended May 31, 2017 and 2016. No extended payment terms are offered. During the year ended May 31, 2017, delivery time after receipt of orders averaged 8 to 10 weeks for the Company's standard products. Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects using custom designed components of the Company.

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

Research and Development

The Company does not generally engage in major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the federal government. The Company, however, engages in research testing of its products. For the fiscal years ended May 31, 2017 and 2016, the Company expended $903,000 and $428,000, respectively, on manufacturing research. This significant increase is primarily due to research and development required to meet new types of specifications on certain domestic seismic protection contracts. For the years ended May 31, 2017 and 2016, defense sponsored research and development totaled $87,000 and $56,000, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2017, the Company had 110 employees, including three executive officers, and four part time employees. The Company has good relations with its employees.

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

The Company's real properties are subject to a negative pledge agreement with its lender, Key Bank. The Company has agreed with the lender that, for so long as the credit facilities with the lender are outstanding, the Company will not sell, lease or mortgage any of its real properties. Additional information regarding the Company's agreement with Key Bank is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, at "Capital Resources, Line of Credit and Long-Term Debt."

The Company leases a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet at $975 per month. The warehouse is located approximately one-quarter mile from the above-referenced production facilities and office space. The total rental expense incurred by the Company for this facility in fiscal 2017 was $11,700.

The Company has constructed a 10,000 square foot addition at the present Tonawanda Island site. This greatly increased the product size capability and productivity for our seismic damper product lines. The new addition with its overhead traveling cranes allows dampers to be built up to 45 ft. in length. This supports customer orders now in process, and anticipates what the Company believes will be a new trend in very large damper sizes for major building and bridge projects. The new addition is also the site of a new long bed damper test machine where seismic dampers Taylor Devices manufactures will be tested at maximum force to satisfy customer specifications.

The Company believes it carries adequate insurance coverage on its facilities and their contents.

Item 3. Legal Proceedings.

There are no legal proceedings at present.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

The Company's Common Stock trades on the NASDAQ Capital Market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") stock market under the symbol TAYD. The high and low sales information noted below for the quarters of fiscal year 2017 and fiscal year 2016 were obtained from NASDAQ.

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$20.45	$16.10	$14.4500	$12.2000
Second Quarter	$20.00	$13.10	$17.4390	$12.5000
Third Quarter	$15.69	$14.25	$16.8390	$12.7240
Fourth Quarter	$14.52	$12.84	$17.0099	$13.4500

Holders

As of August 4, 2017, the number of issued and outstanding shares of Common Stock was 3,454,894 and the approximate number of record holders of the Company's Common Stock was 645. Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

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

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2017.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2005 Stock Option Plan 2008 Stock Option Plan 2012 Stock Option Plan 2015 Stock Option Plan	25,500 63,000 113,250 51,750	$ 4.48 $ 8.07 $11.67 $15.97	- - - 108,250
Equity compensation plans not approved by security holders:
2004 Employee Stock Purchase Plan (1)	-	-	225,004
Total	253,500		333,254

(1)	The Company's 2004 Employee Stock Purchase Plan (the "Employee Plan") permits eligible employees to purchase shares of the Company's common stock at fair market value through payroll deductions and without brokers' fees. Such purchases are without any contribution on the part of the Company. As of May 31, 2017, 225,004 shares were available for issuance.

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

Accounts Receivable

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. Accounts receivable are stated at an amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts after considering the age of each receivable and communications with the customers involved. Balances that are collected, for which a credit to a valuation allowance had previously been recorded, result in a current-period reversal of the earlier transaction charging earnings and crediting a valuation allowance. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable in the current period. The actual amount of accounts written off over the five year period ended May 31, 2017 equaled less than 0.1% of sales for that period. The balance of the valuation allowance has increased since May 31, 2016 to the current level of slightly less than $110,000. Management does not expect the valuation allowance to materially change in the next twelve months for the current accounts receivable balance.

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

The provision for potential inventory obsolescence was $180,000 for each of the years ended May 31, 2017 and 2016.

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

If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the revenue and profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion. Historically, actual results have not varied materially from the Company's estimates. In the fiscal year ended May 31, 2017, 66% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 34% of revenue was recorded as deliveries were made to our customers. In the fiscal year ended May 31, 2016, 66% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 34% of revenue was recorded as deliveries were made to our customers.

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

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible. The Company provides a valuation allowance to the extent that deferred tax assets may not be realized. A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable. The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance. In future years the Company will need to generate approximately $3.6 million of taxable income in order to realize our deferred tax assets recorded as of May 31, 2017 of $1,227,000. This deferred tax asset balance is 27% ($262,000) more than at the end of the prior year. The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced. If actual results differ from estimated results or if the Company adjusts these assumptions, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate.

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.

The Company and its subsidiary file consolidated Federal and State income tax returns. As of May 31, 2017, the Company had State investment tax credit carryforwards of approximately $275,000 expiring through May 2023.

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the years ended May 31, 2017 and 2016
Increase /
(Decrease)
Sales, net	$(10,143,000)
Cost of goods sold	$(5,692,000)
Selling, general and administrative expenses	$(1,623,000)
Income before provision for income taxes	$(2,779,000)
Provision for income taxes	$(901,000)
Net income	$(1,878,000)
10

For the year ended May 31, 2017 (All figures being discussed are for the year ended May 31, 2017 as compared to the year ended May 31, 2016.)

	Year ended May 31		Change
	2017	2016	Amount	Percent
Net Revenue	$25,537,000	$35,680,000	$(10,143,000)	-28%
Cost of sales	17,551,000	23,243,000	(5,692,000)	-24%
Gross profit	$7,986,000	$12,437,000	$(4,451,000)	-36%
… as a percentage of net revenues	31%	35%

The Company's consolidated results of operations showed a 28% decrease in net revenues and a decrease in net income of 45%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 28% less than the level recorded in the prior year. We had 55 Projects in process during the current period compared with 61 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 29% less than the level recorded in the prior year. The number of projects in-process fluctuates from period to period. The changes from the prior period to the current period are not necessarily representative of future results.

The mix of customers buying our products changed slightly from last year. Sales of the Company's products are made to three general groups of customers: industrial, construction and aerospace / defense. The Company saw a 34% decrease from last year’s level in sales to construction customers who were seeking seismic / wind protection for either construction of new buildings and bridges or retrofitting existing buildings and bridges as well as an 18% decrease in sales to customers in aerospace / defense and a 34% decrease in sales to customers using our products in industrial applications. A breakdown of sales to these three general groups of customers, as a percentage of total net revenue for fiscal years ended May 31, 2017 and 2016 is as follows:

	Year ended May 31
	2017	2016
Industrial	7%	6%
Construction	54%	59%
Aerospace / Defense	39%	35%

Total sales within North America decreased 20% from last year. Total sales to Asia decreased 59% from the prior year. Net revenue by geographic region, as a percentage of total net revenue for fiscal years ended May 31, 2017 and 2016 is as follows:

	Year ended May 31
	2017	2016
North America	81%	73%
Asia	13%	22%
Other	6%	5%

The gross profit as a percentage of net revenue of 31% in the current period is four percentage points less than the prior year. This difference is primarily due to a combination of a.) certain larger construction Projects in the prior year for which the Company was able to negotiate higher than typical selling prices; b.) several smaller, aerospace / defense Projects in the prior year that have margins higher than the Company’s average; c.) several export projects in the current period that were very competitively bid due to the unfavorable foreign exchange rates; and d.) lower total volume of product sales in the current period to cover non-variable manufacturing costs.

At May 31, 2016, we had 115 open sales orders in our backlog with a total sales value of $21.5 million. At May 31, 2017, we had 116 open sales orders in our backlog and the total sales value is $21.6 million. $10.7 million of the current backlog is on projects already in progress. $11.7 million of the $21.5 million sales order backlog at May 31, 2016 was in progress at that date. 56% of the sales value in the backlog is for aerospace / defense customers compared to 38% at the end of fiscal 2016. As a percentage of the total sales order backlog, orders from customers in construction accounted for 42% at May 31, 2017 and 61% at May 31, 2016.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. Total sales in the current period and the changes in the current period compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses

	Year ended May 31		Change
	2017	2016	Amount	Percent
Outside Commissions	$1,336,000	$2,068,000	$(732,000)	-35%
Other SG&A	3,729,000	4,620,000	(891,000)	-19%
Total SG&A	$5,065,000	$6,688,000	$(1,623,000)	-24%
… as a percentage of net revenues	20%	19%

Selling, general and administrative expenses decreased by 24% from the prior year. Outside commission expense decreased 35% from last year's level. This fluctuation was primarily due to the decrease in the level of sales from last year to this. Other selling, general and administrative expenses decreased by 19% from last year. This decrease is primarily due to a decrease in incentive compensation expense from the prior period related to the lower level of sales and operating results.

The above factors resulted in operating income of $2,921,000 for the year ended May 31, 2017, down 49% from the $5,748,000 in the prior year.

The Company's effective tax rate (ETR) is calculated based upon current assumptions relating to the year's operating results and various tax related items. The ETR for the fiscal year ended May 31, 2017 is 22%, five percentage points less than the ETR for the prior year of 27%. A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2017	2016
Computed tax provision at the expected statutory rate	$1,016,000	$1,961,000
Tax effect of permanent differences:
Research tax credits	(273,000)	(266,000)
Other permanent differences	(94,000)	(166,000)
Other	8,000	29,000
	$657,000	$1,558,000

Stock Options

The Company has stock option plans which provide for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plans are exercisable over a ten year term. Options not exercised by the end of the term expire.

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The Company recognized $178,000 and $151,000 of compensation cost for the years ended May 31, 2017 and 2016.

The fair value of each stock option grant has been determined using the Black-Scholes model. The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. The Company used a weighted average expected term. Expected volatility assumptions used in the model were based on volatility of the Company's stock price for the thirty month period immediately preceding the granting of the options. The Company issued stock options in August 2016 and April 2017. The risk-free interest rate is derived from the U.S. treasury yield.

The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

	August 2016	April 2017
Risk-free interest rate:	1.625%	2.00%
Expected life of the options:	3.4 years	3.5 years
Expected share price volatility:	26%	29%
Expected dividends:	zero	zero
These assumptions resulted in estimated fair-market value per stock option:	$4.04	$3.30
11

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy. A summary of changes in the stock options outstanding during the year ended May 31, 2017 is presented below.

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2016:	243,500	$9.53
Options granted:	49,500	$15.95
Less: Options exercised:	39,500	$8.60
Options outstanding and exercisable at May 31, 2017:	253,500	$10.93
Closing value per share on NASDAQ at May 31, 2017:		$13.26

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

Capital expenditures for the year ended May 31, 2017 were $1,869,000 compared to $1,939,000 in the prior year. The Company has commitments to make capital expenditures of approximately $650,000 as of May 31, 2017.

The Company has a $10,000,000 demand line of credit from a bank, with interest payable at the Company's option of 30, 60, 90 or 180 day LIBOR rate plus 2.5% or the bank's prime rate less .25%. There is no outstanding balance at May 31, 2017. There was no outstanding balance as of May 31, 2016. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress. The line is secured by accounts receivable, equipment, inventory, and general intangibles, and a negative pledge of the Company's real property. This line of credit is subject to the usual terms and conditions applied by the bank and is subject to renewal annually. In conjunction with this line of credit, the Company agreed to the following covenants:

Covenant	Minimum per Covenant	Current Actual	When Measured
Minimum level of working capital	$3,000,000	$21,373,000	Quarterly
Minimum debt service coverage ratio	1.5:1	n/a	Fiscal Year-end

The bank is not committed to make loans under this line of credit and no commitment fee is charged.

Inventory and Maintenance Inventory

	May 31, 2017		May 31, 2016		Increase /(Decrease)
Raw materials	$710,000		$512,000		$198,000	39%
Work in process	10,071,000		8,639,000		1,432,000	17%
Finished goods	708,000		454,000		254,000	56%
Inventory	11,489,000	93%	9,605,000	93%	1,884,000	20%
Maintenance and other inventory	879,000	7%	697,000	7%	182,000	26%
Total	$12,368,000	100%	$10,302,000	100%	$2,066,000	20%

Inventory turnover	1.5		2.3

Inventory, at $11,489,000 as of May 31, 2017, is 20% more than the prior year-end. Of this, approximately 88% is work in process, 6% is finished goods, and 6% is raw materials. All of the current inventory is expected to be consumed or sold within twelve months. The level of inventory will fluctuate from time to time due to the stage of completion of the non-project sales orders in progress at the time.

The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders. There was approximately $126,000 of slow-moving inventory used during the year ended May 31, 2017. The Company disposed of approximately $56,000 and $133,000 of obsolete inventory during the years ended May 31, 2017 and 2016, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB”) and Billings in Excess of Costs and Estimated Earnings (“BIEC”)

	May 31, 2017	May 31, 2016	Increase /(Decrease)
Accounts receivable	$2,546,000	$3,992,000	$(1,446,000)	-36%
CIEB	6,868,000	5,501,000	1,367,000	25%
Less: BIEC	1,296,000	1,464,000	(168,000)	-11%
Net	$8,118,000	$8,029,000	$89,000	1%

Number of an average day’s sales outstanding in accounts receivable (DSO)	36	40

The Company combines the totals of accounts receivable, the asset CIEB, and the liability BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $2,546,000 as of May 31, 2017 includes approximately $677,000 of amounts retained by customers on long-term construction projects. The Company expects to collect all of these amounts, including the retained amounts, during the next twelve months. The number of an average day's sales outstanding in accounts receivable (DSO) decreased slightly to 36 days at May 31, 2017 from 40 days as of May 31, 2016. The level of accounts receivable at the end of the current year is 36% less than at the end of the prior year. The decrease in the level of accounts receivable was primarily due to a significant decrease in the level of sales from 2016 to 2017.

The status of the projects in-progress at the end of the current and prior fiscal years have changed in the factors affecting the year-end balances in the asset CIEB, and the liability BIEC:

	2017	2016
Number of projects in progress at year-end	24	25
Aggregate percent complete at year-end	66%	59%
Average total value of projects in progress at year-end	$1,289,000	$1,062,000
Percentage of total value invoiced to customer	47%	43%

There is 1 fewer project in-process at the end of the current fiscal year as compared with the prior year end and the average value of those projects has increased by 21% between those two dates.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible. The $6,868,000 balance in this account at May 31, 2017 is a 25% increase from the prior year-end. Generally, if progress billings are permitted under the terms of a project sales agreement, then the more complete the project is, the more progress billings will be permitted. The Company expects to bill the entire amount during the next twelve months. 33% of the CIEB balance as of the end of the last fiscal quarter, February 28, 2017, was billed to those customers in the current fiscal quarter ended May 31, 2017. The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

As of May 31, 2017, there are sales orders for four projects that are not yet in progress. These projects average $259,000 each in value upon completion. This compares to five such projects as of the prior year end with an average value of $431,000.

The year-end balances in the CIEB account are comprised of the following components:

	May 31, 2017	May 31, 2016
Costs	$9,675,000	$8,080,000
Estimated earnings	3,757,000	3,191,000
Less: Billings to customers	6,564,000	5,770,000
CIEB	$6,868,000	$5,501,000
Number of projects in progress	21	19

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $1,296,000 balance in this account at May 31, 2017 is in comparison to a $1,464,000 balance at the end of the prior year. The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	May 31, 2017	May 31, 2016
Billings to customers	$8,133,000	$5,886,000
Less: Costs	4,522,000	3,362,000
Less: Estimated earnings	2,315,000	1,060,000
BIEC	$1,296,000	$1,464,000
Number of projects in progress	3	6

Accounts payable, at $1,329,000 as of May 31, 2017, is significantly (25%) less than the prior year-end. This decrease is due to a lower level of purchased materials required to fill existing customer sales orders at the end of the current year that are not already in inventory, compared to the end of last year. The Company expects the current accounts payable amount to be paid during the next twelve months.

Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of May 31, 2017 are $847,000. This is 24% more than the $684,000 accrued at the prior year-end. This increase is primarily due to a few larger projects which, by the terms of the respective contracts, do not permit significant payments through the current levels of completion. The Company expects the current accrued amount to be paid during the next twelve months.

Other accrued expenses of $832,000 decreased by 70% from the prior year level of $2,734,000. This decrease is primarily due to decreases in a.) accrued tax obligations, b.) accrued incentive compensation, and c.) customer prepayments. The decreases in accrued taxes and compensation are both related to a decrease in revenue and earnings of the Company.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of May 31, 2017 and have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)       Management's report on internal control over financial reporting.

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework, updated in 2013. Based on this assessment management has concluded that, as of May 31, 2017, the Company's internal control over financial reporting is effective based on those criteria.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal year ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on November 3, 2017, which information is hereby incorporated by reference into this Annual Report. The proxy materials, including the Proxy Statement and form of proxy, will be filed within 120 days after the Company's fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
(i) Report of Independent Registered Public Accounting Firm
(ii) Consolidated Balance Sheets as of May 31, 2017 and 2016
(iii) Consolidated Statements of Income for the years ended May 31, 2017 and 2016
(iv) Consolidated Statements of Stockholders' Equity for the years ended May 31, 2017 and 2016
(v) Consolidated Statements of Cash Flows for the years ended May 31, 2017 and 2016
(vi) Notes to Consolidated Financial Statements - May 31, 2017 and 2016
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

	(xi)	Employment Agreement dated as of August 26, 2014 between the Registrant and Douglas P. Taylor.
	(xii)	Employment Agreement dated as of August 26, 2014 between the Registrant and Richard G. Hill.
	(xiii)	Employment Agreement dated as of August 26, 2014 between the Registrant and Mark V. McDonough.
17

11	Statement regarding computation of per share earnings

	REG. 228.601(A)(11) Statement regarding computation of per share earnings

	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2017

		Weighted average common stock outstanding		3,432,112
		Common shares issuable under stock option plans using treasury stock method		73,082
		Weighted average common stock outstanding assuming dilution		3,505,194

		Net income fiscal year ended May 31, 2017	(1)	$ 2,330,577
		Weighted average common stock	(2)	3,432,112
		Basic income per common share (1) divided by (2)		$ 0.68

		Net income fiscal year ended May 31, 2017	(3)	$ 2,330,577
		Weighted average common stock outstanding assuming dilution	(4)	3,505,194
		Diluted income per common share (3) divided by (4)		$ 0.66

	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2016

		Weighted average common stock outstanding		3,393,919
		Common shares issuable under stock option plans using treasury stock method		82,508
		Weighted average common stock outstanding assuming dilution		3,476,427

		Net income fiscal year ended May 31, 2016	(1)	$ 4,208,225
		Weighted average common stock	(2)	3,393,919
		Basic income per common share (1) divided by (2)		$ 1.24

		Net income fiscal year ended May 31, 2016	(3)	$ 4,208,225
		Weighted average common stock outstanding assuming dilution	(4)	3,476,427
		Diluted income per common share (3) divided by (4)		$ 1.21

13	The Annual Report to Security Holders for the fiscal year ended May 31, 2017, attached to this Annual Report on Form 10-K.

14	Code of Ethics, incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the period ending May 31, 2005.
20	Other documents or statements to security holders
	(i)	News from Taylor Devices, Inc. Shareholder Letter, Summer 2017.
21	Subsidiaries of the registrant
	Tayco Realty Corporation is a New York corporation organized on September 8, 1977, owned by the Company.
23	The Consent of Independent Registered Public Accounting Firm precedes the Consolidated Financial Statements.
31	Officer Certifications
	(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Officer Certifications
	(i)	Section 1350 Certification of Chief Executive Officer.
	(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Douglas P. Taylor	Date:	August 4, 2017
Douglas P. Taylor
President and Director
(Principal Executive Officer)

and

By:	/s/Mark V. McDonough	Date:	August 4, 2017
Mark V. McDonough
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Reginald B. Newman II	By:	/s/Richard G. Hill
	Reginald B. Newman II, Director		Richard G. Hill, Director
	August 4, 2017		August 4, 2017

By:	/s/John Burgess	By:	/s/Randall L. Clark
	John Burgess, Director		Randall L. Clark, Director
	August 4, 2017		August 4, 2017

[Lumsden & McCormick, LLP Letterhead]

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of

Taylor Devices, Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K (Commission File Number 0-3498) of Taylor Devices, Inc. of our report dated August 4, 2017 and any reference thereto in the Annual Report to Shareholders for the fiscal year ended May 31, 2017.

We also consent to such incorporation by reference in Registration Statement Nos. 333-114085, 333-133340, 333-155284, 333-184809 and 333-210660 of Taylor Devices, Inc. on Form S-8 of our report dated August 4, 2017.

/s/Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

Buffalo, New York

August 4, 2017

TAYLOR DEVICES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017

[Lumsden & McCormick, LLP Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary as of May 31, 2017 and 2016, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Devices, Inc. and Subsidiary as of May 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

Buffalo, New York

August 4, 2017

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2017	2016

Assets
Current assets:
Cash and cash equivalents	$3,324,934	$6,086,080
Short-term investments	1,022,326	1,000,000
Accounts receivable, net (Note 2)	2,545,773	3,992,214
Inventory (Note 3)	11,488,610	9,604,956
Prepaid expenses	263,574	273,204
Prepaid income taxes	163,904	199,077
Costs and estimated earnings in excess of billings (Note 4)	6,868,393	5,500,771
Total current assets	25,677,514	26,656,302

Maintenance and other inventory, net (Note 5)	878,779	697,043
Property and equipment, net (Note 6)	9,994,716	8,994,504
Cash value of life insurance, net	180,579	175,350
Deferred income taxes (Note 10)	429,115	282,115
	$37,160,703	$36,805,314
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,329,321	$1,767,017
Accrued commissions	846,941	683,600
Other accrued expenses	832,060	2,733,847
Billings in excess of costs and estimated earnings (Note 4)	1,295,989	1,463,621
Total current liabilities	4,304,311	6,648,085

Stockholders' Equity:
Common stock, $.025 par value, authorized 8,000,000 shares, issued 3,990,554 and 3,949,556 shares	99,763	98,738
Paid-in capital	9,070,278	8,529,542
Retained earnings	26,515,710	24,185,133
	35,685,751	32,813,413
Treasury stock - 550,872 and 541,296 shares at cost	(2,829,359)	(2,656,184)
Total stockholders' equity	32,856,392	30,157,229
	$37,160,703	$36,805,314

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2017	2016

Sales, net (Note 9)	$25,536,996	$35,680,449

Cost of goods sold	17,551,163	23,243,451

Gross profit	7,985,833	12,436,998

Selling, general and administrative expenses	5,065,101	6,688,591

Operating income	2,920,732	5,748,407

Other income
Interest, net	38,842	10,748
Miscellaneous	28,003	7,070
Total other income	66,845	17,818

Income before provision for income taxes	2,987,577	5,766,225

Provision for income taxes (Note 10)	657,000	1,558,000

Net income	$2,330,577	$4,208,225

Basic earnings per common share (Note 11)	$0.68	$1.24
Diluted earnings per common share (Note 11)	$0.66	$1.21

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

For the years ended May 31, 2017 and 2016
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2015	$97,535	$7,975,397	$19,976,908	$(2,598,858)

Net income for the year ended May 31, 2016	—	—	4,208,225	—

Common stock issued for employee stock option plan (Note 14)	1,168	383,157	—	(57,326)

Common stock issued for employee stock purchase plan (Note 13)	35	19,804	—	—

Stock options issued for services	—	151,184	—	—

Balance, May 31, 2016	98,738	8,529,542	24,185,133	(2,656,184)

Net income for the year ended May 31, 2017	—	—	2,330,577	—

Common stock issued for employee stock option plan (Note 14)	988	338,597	—	(173,175)

Common stock issued for employee stock purchase plan (Note 13)	37	24,446	—	—

Stock options issued for services	—	177,693	—	—

Balance, May 31, 2017	$99,763	$9,070,278	$26,515,710	$(2,829,359)

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended May 31,	2017	2016

Operating activities:
Net income	$2,330,577	$4,208,225
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation	868,609	818,385
Stock options issued for services	177,693	151,184
Bad debts expense	100,000	10,000
Provision for inventory obsolescence	180,000	180,000
Deferred income taxes	(147,000)	(52,000)
Changes in other current assets and liabilities:
Accounts receivable	1,346,441	752,543
Inventory	(2,245,390)	(930,014)
Prepaid expenses	9,630	101,925
Prepaid income taxes	35,173	(184,100)
Costs and estimated earnings in excess of billings	(1,367,622)	(330,815)
Accounts payable	(437,696)	(936,048)
Accrued commissions	163,341	(79,863)
Other accrued expenses	(1,901,787)	1,338,506
Billings in excess of costs and estimated earnings	(167,632)	(1,259,851)
Net operating activities	(1,055,663)	3,788,077

Investing activities:
Acquisition of property and equipment	(1,868,821)	(1,939,378)
Increase in short-term investments	(22,326)	(1,000,000)
Increase in cash value of life insurance	(5,229)	(5,355)
Net investing activities	(1,896,376)	(2,944,733)

Financing activities:
Proceeds from issuance of common stock	190,893	346,838
Net financing activities	190,893	346,838

Net change in cash and cash equivalents	(2,761,146)	1,190,182

Cash and cash equivalents - beginning	6,086,080	4,895,898
Cash and cash equivalents - ending	$3,324,934	$6,086,080

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

80% of the Company's 2017 revenue was generated from sales to customers in the United States and 13% was from sales to customers in Asia. Remaining sales were to customers in other countries in North America, Europe, Australia and South America.

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

Short-term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at May 31, 2017 include “available for sale” corporate bonds stated at fair value, which approximates cost. The bonds (19) mature on various dates during the period September 2017 to December 2021. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

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

Revenue Recognition:

Sales are recognized when units are delivered or services are performed. Sales under fixed-price contracts are recorded as deliveries are made at the contract sales price of the units delivered. Sales under certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries, are accounted for under the percentage-of-completion method of accounting whereby revenues are recognized based on estimates of completion prepared on a ratio of cost to total estimated cost basis. Costs include all material and direct and indirect charges related to specific contracts. Other expenses are charged to operations as incurred. Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the revenue and profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion. In the fiscal years ended May 31, 2017 and 2016, 66% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 34% of revenue was recorded as deliveries were made to our customers.

For financial statement presentation purposes, the Company nets progress billings against the total costs incurred on uncompleted contracts. The asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

Shipping and Handling Costs:

Shipping and handling costs are classified as a component of selling, general and administrative expenses. The amounts of these costs were $127,796 and $272,353 for the years ended May 31, 2017 and 2016.

Research and Development Costs:

Research and development costs are classified as a component of cost of sales. The amounts of these costs were $903,000 and $428,000 for the years ended May 31, 2017 and 2016.

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

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at May 31, 2017 or 2016. The Company recorded no interest expense or penalties in its consolidated statements of income during the years ended May 31, 2017 and 2016.

The Company believes it is no longer subject to examination by federal and state taxing authorities for years prior to May 31, 2014.

Sales Taxes:

Certain jurisdictions impose a sales tax on Company sales to nonexempt customers. The Company collects these taxes from customers and remits the entire amount as required by the applicable law. The Company excludes from revenues and expenses the tax collected and remitted.

Stock-Based Compensation:

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The stock-based compensation expense for the years ended May 31, 2017 and 2016 was $177,693 and $151,184.

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

In November 2015, the FASB issued ASU No. 2016-17, Balance Sheet Classification of Deferred Taxes. ASU 2016-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2016-17 was adopted in the current period and resulted in changes to the May 31, 2016 balance sheet as follows:

Decrease in current assets $965,100

Increase in noncurrent assets $282,115

Decrease in noncurrent liabilities $682,985

Other recently issued Accounting Standards Codification (ASC) guidance has either been implemented or are not significant to the Company.

2. Accounts Receivable:

	2017	2016
Customers	$1,978,108	$3,480,781
Customers - retention	677,420	531,189
Gross accounts receivable	2,655,528	4,011,970
Less allowance for doubtful accounts	109,755	19,756
Net accounts receivable	$2,545,773	$3,992,214

3. Inventory:

	2017	2016
Raw materials	$709,174	$511,530
Work-in-process	10,071,179	8,639,068
Finished goods	808,257	554,358
Gross inventory	11,588,610	9,704,956
Less allowance for obsolescence	100,000	100,000
Net inventory	$11,488,610	$9,604,956

4. Costs and Estimated Earnings on Uncompleted Contracts:

	2017	2016
Costs incurred on uncompleted contracts	$14,197,223	$11,441,874
Estimated earnings	6,071,776	4,251,018
Total costs and estimated earnings	20,268,999	15,692,892
Less billings to date	14,696,595	11,655,742
Costs and estimated earnings not billed	$5,572,404	$4,037,150

Amounts are included in the accompanying balance sheets under the following captions:

	2017	2016
Costs and estimated earnings in excess of billings	$6,868,393	$5,500,771
Billings in excess of costs and estimated earnings	1,295,989	1,463,621
Costs and estimated earnings not billed	$5,572,404	$4,037,150

5. Maintenance and Other Inventory:

	2017	2016
Maintenance and other inventory	$2,261,892	$1,956,626
Less allowance for obsolescence	1,383,113	1,259,583
Maintenance and other inventory, net	$878,779	$697,043

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

The provision for potential inventory obsolescence was $180,000 for each of the years ended May 31, 2017 and 2016.

6. Property and Equipment:

	2017	2016
Land	$195,220	$195,220
Buildings and improvements	9,342,431	8,741,209
Machinery and equipment	9,466,340	8,498,997
Office furniture and equipment	1,588,219	1,398,016
Autos and trucks	84,256	84,256
Land improvements	419,429	402,022
Gross property and equipment	21,095,895	19,319,720
Less accumulated depreciation	11,101,179	10,325,216
Property and equipment, net	$9,994,716	$8,994,504

Depreciation expense was $868,609 and $818,385 for the years ended May 31, 2017 and 2016.

The Company has commitments to make capital expenditures of approximately $650,000 as of May 31, 2017.

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

There is no amount outstanding under the line of credit at May 31, 2017 or May 31, 2016.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis. Outstanding checks under this arrangement totaled $239,200 and $517,960 as of May 31, 2017 and 2016. These amounts are included in accounts payable.

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

	2017	2016
Construction	$13,907,139	$21,009,587
Aerospace / Defense	10,086,316	12,320,818
Industrial	1,543,541	2,350,044
Sales, net	$25,536,996	$35,680,449

Sales to five customers approximated 44% (14%, 9%, 8%, 7% and 6% respectively) of net sales for 2017. Sales to seven customers approximated 55% (10%, three at 8% and three at 7%, respectively) of net sales for 2016.

10. Income Taxes:

	2017	2016
Current tax provision:
Federal	$803,200	$1,609,500
State	800	500
Total current tax provision	804,000	1,610,000
Deferred tax provision:
Federal	(146,500)	(51,500)
State	(500)	(500)
Total deferred tax provision	(147,000)	(52,000)
Total tax provision	$657,000	$1,558,000

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2017	2016
Computed tax provision at the expected statutory rate	$1,015,800	$1,960,500
State income tax - net of Federal tax benefit	500	400
Tax effect of permanent differences:
Research tax credits	(273,000)	(266,000)
Other permanent differences	(93,700)	(165,700)
Other	7,400	28,800
Total tax provision	$657,000	$1,558,000
Effective income tax rate	22.0%	27.0%

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2017	2016
Deferred tax assets:
Allowance for doubtful receivables	$37,400	$6,700
Tax inventory adjustment	213,000	95,500
Allowance for obsolete inventory	505,800	463,600
Accrued vacation	77,800	73,700
Accrued commissions	20,900	7,200
Warranty reserve	51,800	45,400
Stock options issued for services	320,100	273,000
Total deferred tax assets	1,226,800	965,100
Deferred tax liabilities:
Excess tax depreciation	(797,685)	(682,985)
Net deferred tax assets	$429,115	$282,115

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible. The Company provides a valuation allowance to the extent that deferred tax assets may not be realized. A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable. The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance. The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced. The Company will need to generate approximately $3.6 million in taxable income in future years in order to realize the deferred tax assets recorded as of May 31, 2017 of $1,226,800.

The Company and its subsidiary file consolidated Federal and State income tax returns. As of May 31, 2017, the Company had State investment tax credit carryforwards of approximately $275,000 expiring through May 31, 2023.

.

11.       Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2017	2016
Average common shares outstanding	3,432,112	3,393,919
Common shares issuable under stock option plans	73,082	82,508
Average common shares outstanding assuming dilution	3,505,194	3,476,427

12. Related Party Transactions:

The Company had no related party transactions for the years ended May 31, 2017 and 2016.

13. Employee Stock Purchase Plan:

In March 2004, the Company reserved 295,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan. Participation in the employee stock purchase plan is voluntary for all eligible employees of the Company. Purchase of common shares can be made by employee contributions through payroll deductions. At the end of each calendar quarter, the employee contributions will be applied to the purchase of common shares using a share value equal to the mean between the closing bid and ask prices of the stock on that date. These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan. During the years ended May 31, 2017 and 2016, 1,498 ($13.835 to $19.58 price per share) and 1,409 ($12.615 to $16.345 price per share) common shares, respectively, were issued to employees. As of May 31, 2017, 225,004 shares were reserved for further issue.

14. Stock Option Plans:

In 2015, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options. The incentive stock options qualify for preferential treatment under the Internal Revenue Code. Under this plan, 160,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 51,750 shares have been granted as of May 31, 2017. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.

Using the Black-Scholes option pricing model, the weighted average estimated fair value of each option granted under the plan was $3.59 during 2017 and $3.05 during 2016. The pricing model uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company's stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation model. The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	2017	2016
Risk-free interest rate	1.852%	1.50%
Expected life in years	3.5	3.2
Expected volatility	27%	26%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding - May 31, 2015	240,750	$8.16	$1,134,531
Options granted	49,500	$14.982
Less: options exercised	46,750	$8.221
Outstanding - May 31, 2016	243,500	$9.53	$1,745,254
Options granted	49,500	$15.95
Less: options exercised	39,500	$8.60
Outstanding - May 31, 2017	253,500	$10.93	$817,629

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of the balance sheet dates. The aggregate intrinsic value of outstanding options as of the end of each fiscal year is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the-money at that date (174,000 at May 31, 2017 and 243,500 at May 31, 2016.) The Company's closing stock price was $13.26 and $16.70 as of May 31, 2017 and 2016. As of May 31, 2017, there are 108,250 options available for future grants under the 2015 stock option plan. $339,585 was received from the exercise of share options during the fiscal year ended May 31, 2017.

The following table summarizes information about stock options outstanding at May 31, 2017:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price
$2.00-$3.00	10,000	1.9	$2.83
$5.01-$6.00	25,000	2.7	$5.49
$6.01-$7.00	20,500	2.2	$6.30
$7.01-$8.00	25,000	5.9	$7.74
$8.01-$9.00	37,250	6.7	$8.77
$11.01-$12.00	20,000	4.9	$11.29
$12.01-$13.00	36,250	8.0	$12.39
$13.01-$14.00	30,000	9.9	$13.80
$16.01-$17.00	30,000	8.9	$16.40
$19.01-$20.00	19,500	9.2	$19.26
$2.00-$20.00	253,500	6.5	$10.93

The following table summarizes information about stock options outstanding at May 31, 2016:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price
$2.00-$3.00	10,000	2.9	$2.83
$5.01-$6.00	40,000	2.6	$5.52
$6.01-$7.00	24,500	3.0	$6.26
$7.01-$8.00	25,000	6.9	$7.74
$8.01-$9.00	41,750	7.6	$8.73
$11.01-$12.00	25,000	5.9	$11.29
$12.01-$13.00	47,250	9.0	$12.42
$16.01-$17.00	30,000	9.9	$16.40
$2.00-$17.00	243,500	6.4	$9.53

15. Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series. The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

16. Treasury Stock:

Treasury shares increased from 541,296 at May 31, 2016 to 550,872 at May 31, 2017.

17. Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code. The Company matches a percentage of employee voluntary salary deferrals subject to limitations. The Company may also make discretionary contributions as determined annually by the Company's Board of Directors. The amount expensed under the plan was $74,261 and $85,392 for the years ended May 31, 2017 and 2016.

18. Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

The fair values of short-term investments were determined as described in Note 1.

19. Cash Flows Information:

	2017	2016

Interest paid	none	none

Income taxes paid	$768,827	$1,794,100