Form 10-Q
period 2017-08-31
TAYLOR DEVICES INC
filed 2017-10-12
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

Yes ☐       No ☑

As of October 9, 2017, there were outstanding 3,455,358 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	August 31,	May 31,
	2017	2017

Assets
Current assets:
Cash and cash equivalents	$1,836,830	$3,324,934
Short-term investments	1,024,405	1,022,326
Accounts receivable, net	3,291,687	2,545,773
Inventory	11,251,772	11,488,610
Costs and estimated earnings in excess of billings	8,386,396	6,868,393
Other current assets	317,586	427,478
Total current assets	26,108,676	25,677,514

Maintenance and other inventory, net	817,198	878,779
Property and equipment, net	10,353,921	9,994,716
Other assets	181,821	180,579
Deferred income taxes	429,115	429,115
	$37,890,731	$37,160,703
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,558,988	$1,329,321
Accrued commissions	907,000	846,941
Billings in excess of costs and estimated earnings	1,264,868	1,295,989
Other current liabilities	826,164	832,060
Total current liabilities	4,557,020	4,304,311

Stockholders' Equity:
Common stock and additional paid-in capital	9,345,613	9,170,041
Retained earnings	26,817,457	26,515,710
	36,163,070	35,685,751
Treasury stock - at cost	(2,829,359)	(2,829,359)
Total stockholders’ equity	33,333,711	32,856,392
	$37,890,731	$37,160,703

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)
	August 31,
For the three months ended	2017	2016

Sales, net	$6,567,720	$5,755,713

Cost of goods sold	4,950,068	4,307,589

Gross profit	1,617,652	1,448,124

Selling, general and administrative expenses	1,207,568	1,181,974

Operating income	410,084	266,150

Other income, net	3,663	9,684

Income before provision for income taxes	413,747	275,834

Provision for income taxes	112,000	66,000

Net income	$301,747	$209,834

Basic and diluted earnings per common share	$0.09	$0.06

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	August 31,
For the three months ended	2017	2016

Operating activities:
Net income	$301,747	$209,834
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	261,584	220,069
Stock options issued for services	56,497	78,789
Changes in other assets and liabilities:
Accounts receivable	(745,914)	416,601
Inventory	298,419	(599,284)
Costs and estimated earnings in excess of billings	(1,518,003)	617,918
Other current assets	109,892	(12,717)
Accounts payable	229,667	(155,702)
Accrued commissions	60,059	844
Billings in excess of costs and estimated earnings	(31,121)	(522,631)
Other current liabilities	(5,896)	(839,371)
Net operating activities	(983,069)	(585,650)

Investing activities:
Acquisition of property and equipment	(620,789)	(673,313)
Other investing activities	(3,321)	(1,257)
Net investing activities	(624,110)	(674,570)

Financing activities:
Proceeds from issuance of common stock, net	119,075	144,634

Net change in cash and cash equivalents	(1,488,104)	(1,115,586)

Cash and cash equivalents - beginning	3,324,934	6,086,080

Cash and cash equivalents - ending	$1,836,830	$4,970,494

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2017 and May 31, 2017, the results of operations for the three months ended August 31, 2017 and 2016, and cash flows for the three months ended August 31, 2017 and 2016. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2017.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the three month periods ended August 31, 2017 and 2016, the net income was divided by 3,443,475 and 3,412,858 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three month periods ended August 31, 2017 are not necessarily indicative of the results to be expected for the full year.

6.	In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as amended, is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2017 (fiscal year 2019 for the Company). Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not completely determined the potential effects of the adoption of ASU 2014-09 on its Consolidated Financial Statements, however it will likely require the Company to slow the recognition of revenue for some contracts currently accounted for under the percentage-of-completion method.

Other recently issued Accounting Standards Codification (ASC) guidance has either been implemented or are not significant to the Company

7.	Inventory:

	August 31, 2017	May 31, 2017
Raw materials	$702,916	$709,174
Work-in-process	9,817,267	10,071,179
Finished goods	831,589	808,257
	11,351,772	11,588,610
Less allowance for obsolescence	100,000	100,000
	$11,251,772	$11,488,610

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2017 and 2016
Increase /
(Decrease)
Sales, net	$812,000
Cost of goods sold	$642,000
Selling, general and administrative expenses	$26,000
Income before provision for income taxes	$138,000
Provision for income taxes	$46,000
Net income	$92,000

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

For the three months ended August 31, 2017 (All figures discussed are for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016).

	Three months ended August 31		Change
	2017	2016	Amount	Percent
Net Revenue	$6,568,000	$5,756,000	$812,000	14%
Cost of sales	4,950,000	4,308,000	642,000	15%
Gross profit	$1,618,000	$1,448,000	$170,000	12%
… as a percentage of net revenues	25%	25%

The Company's consolidated results of operations showed a 14% increase in net revenues and an increase in net income of 44%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 35% more than the level recorded in the prior year. We had 34 Projects in process during the current period compared with 33 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 11% less than the level recorded in the prior year. Total sales within the U.S. increased 11% from the same period last year. Total sales to Asia increased 30% from the same period of the prior year. Sales increases were recorded over the same period last year to customers involved in construction of buildings and bridges (22%), as well as to industrial customers (35%). There was a slight decrease in sales to customers in aerospace / defense (<1%). Please refer to the charts, below, which show the breakdown of sales. The gross profit as a percentage of net revenue of 25% in the current period is the same as during the same period of the prior year.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended August 31
	2017	2016
Industrial	9%	8%
Construction	57%	53%
Aerospace / Defense	34%	39%

At August 31, 2016, the Company had 103 open sales orders in our backlog with a total sales value of $21.3 million. At August 31, 2017, the Company has 37% more open sales orders in our backlog (141 orders), and the total sales value is $21.6 million.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the three month periods ended August 31, 2017 and August 31, 2016 is as follows:

	Three months ended August 31
	2017	2016
USA	68%	70%
Asia	28%	24%
Other	4%	6%

Selling, General and Administrative Expenses

	Three months ended August 31		Change
	2017	2016	Amount	Percent
Outside Commissions	$281,000	$293,000	$(12,000)	-4%
Other SG&A	927,000	889,000	38,000	4%
Total SG&A	$1,208,000	$1,182,000	$26,000	2%
… as a percentage of net revenues	18%	21%

Selling, general and administrative expenses increased by 2% from the prior year. Outside commission expense decreased by 4% from last year's level. Other selling, general and administrative expenses increased 4% from last year to this.

The above factors resulted in operating income of $410,000 for the three months ended August 31, 2017, 54% more than the $266,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC. The Company recognized $56,000 and $79,000 of compensation cost for the three month periods ended August 31, 2017 and 2016.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	August 2017	August 2016
Risk-free interest rate:	2.250%	1.625%
Expected life of the options:	3.6 years	3.4 years
Expected share price volatility:	28%	26%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$3.01	$4.04

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the three month period ended August 31, 2017 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2017:	253,500	$10.93
Options granted:	18,750	$12.28
Options exercised:	14,750	$7.66
Options expired:	750	$19.26
Options outstanding and exercisable at August 31, 2017:	256,750	$11.19
Closing value per share on NASDAQ at August 31, 2017:		$11.75

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the three months ended August 31, 2017 were $621,000 compared to $673,000 in the same period of the prior year. As of August 31, 2017, the Company has commitments for capital expenditures totaling $250,000 during the next twelve months. These costs are primarily related to acquisition of new equipment used to test the function of products prior to shipment to customers.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Effective August 30, 2017, the Company replaced its bank credit facility with a $10,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25%. There is no balance outstanding as of August 31, 2017 or as of May 31, 2017. The line is unsecured and includes a negative pledge of the Company’s real property. This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank’s part to lend.

Inventory and Maintenance Inventory

	August 31, 2017		May 31, 2017		Increase /(Decrease)
Raw materials	$703,000		$710,000		$(7,000)	-1%
Work-in-process	9,817,000		10,071,000		(254,000)	-3%
Finished goods	732,000		708,000		24,000	3%
Inventory	11,252,000	93%	11,489,000	93%	(237,000)	-2%
Maintenance and other inventory	817,000	7%	879,000	7%	(62,000)	-7%
Total	$12,069,000	100%	$12,368,000	100%	$(299,000)	-2%

Inventory turnover	1.6		1.5

NOTE: Inventory turnover is annualized for the three month period ended August 31, 2017.

Inventory, at $11,252,000 as of August 31, 2017, is $237,000, or 2%, less than the prior year-end level of $11,489,000. Approximately 87% of the current inventory is work in process, 7% is finished goods, and 6% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $45,000 for each of the three month periods ended August 31, 2017 and 2016. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	August 31, 2017	May 31, 2017	Increase /(Decrease)
Accounts receivable	$3,292,000	$2,546,000	$746,000	29%
CIEB	8,386,000	6,868,000	1,518,000	22%
Less: BIEC	1,265,000	1,296,000	(31,000)	-2%
Net	$10,413,000	$8,118,000	$2,295,000	28%

Number of an average day’s sales outstanding in accounts receivable	45	36

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $3,292,000 as of August 31, 2017 includes approximately $689,000 of amounts retained by customers on Projects. It also includes $110,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2017 of $2,546,000 included an Allowance of $110,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased slightly from 36 days at May 31, 2017 to 45 at August 31, 2017. It is expected that amounts retained by customers under contracts will be released in the normal course of the business in accordance with the related contracts. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $8,386,000 balance in this account at August 31, 2017 is 22% more than the prior year-end balance. This increase is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 15% of the CIEB balance as of the end of the last fiscal quarter, May 31, 2017, was billed to those customers in the current fiscal quarter ended August 31, 2017. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	August 31, 2017	May 31, 2017
Costs	$11,559,000	$9,675,000
Estimated Earnings	4,101,000	3,757,000
Less: Billings to customers	7,274,000	6,564,000
CIEB	$8,386,000	$6,868,000
Number of Projects in progress	28	21

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $1,265,000 balance in this account at August 31, 2017 is down 2% from the $1,296,000 balance at the end of the prior year.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	August 31, 2017	May 31, 2017
Billings to customers	$8,571,000	$8,133,000
Less: Costs	4,799,000	4,522,000
Less: Estimated Earnings	2,507,000	2,315,000
BIEC	$1,265,000	$1,296,000
Number of Projects in progress	3	3

Summary of factors affecting the balances in CIEB and BIEC:

	August 31, 2017	May 31, 2017
Number of Projects in progress	31	24
Aggregate percent complete	73%	66%
Average total sales value of Projects in progress	$1,023,000	$1,289,000
Percentage of total value invoiced to customer	50%	47%

The Company's backlog of sales orders at August 31, 2017 is $21.6 million, the same as the $21.6 million at the end of the prior year. $8.7 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,559,000 as of August 31, 2017, is 17% more than the prior year-end. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of August 31, 2017 are $907,000, up 7% from the $847,000 accrued at the prior year-end. Other current liabilities decreased slightly from the prior year-end, to $826,000. The Company expects the current accrued amounts to be paid during the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2017 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)        Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	The Company sold no equity securities during the fiscal quarter ended August 31, 2017 that were not registered under the Securities Act.
(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
(c)	Repurchases of Equity Securities – Quarter Ended August 31, 2017

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

June 1, 2017 -
June 30, 2017	-	-	-	-

July 1, 2017 -
July 31, 2017	-	-	-	-

August 1, 2017 -
August 31, 2017	-	-	-	-

Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

(a)	Information required to be disclosed in a Report on Form 8-K, but not reported

None

(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

None

ITEM 6	Exhibits
	10 (xiv)	Negative Pledge Agreement dated August 30, 2017 by the Registrant in favor of M&T Bank
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of August 31, 2017, and the related condensed consolidated statements of income for the three months ended August 31, 2017 and 2016 and cash flows for the three months ended August 31, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of May 31, 2017, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 4, 2017, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2017 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP

Buffalo, New York

October 12, 2017

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	October 12, 2017	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	October 12, 2017	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer