Form 10-Q
period 2017-11-30
TAYLOR DEVICES INC
filed 2018-01-12
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Yes ☐       No ☑

As of January 7, 2018, there were outstanding 3,455,762 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30,	May 31,
	2017	2017

Assets
Current assets:
Cash and cash equivalents	$1,713,326	$3,324,934
Short-term investments	1,030,530	1,022,326
Accounts receivable, net	3,508,985	2,545,773
Inventory	11,790,428	11,488,610
Costs and estimated earnings in excess of billings	7,519,111	6,868,393
Other current assets	308,959	427,478
Total current assets	25,871,339	25,677,514

Maintenance and other inventory, net	842,153	878,779
Property and equipment, net	10,224,380	9,994,716
Other assets	183,312	180,579
Deferred income taxes	429,115	429,115
	$37,550,299	$37,160,703
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,340,926	$1,329,321
Accrued commissions	1,105,414	846,941
Billings in excess of costs and estimated earnings	793,072	1,295,989
Other current liabilities	919,483	832,060
Total current liabilities	4,158,895	4,304,311

Stockholders' Equity:
Common stock and additional paid-in capital	9,351,159	9,170,041
Retained earnings	26,869,604	26,515,710
	36,220,763	35,685,751
Treasury stock - at cost	(2,829,359)	(2,829,359)
Total stockholders’ equity	33,391,404	32,856,392
	$37,550,299	$37,160,703

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2017	2016	2017	2016

Sales, net	$4,811,774	$7,807,465	$11,379,494	$13,563,178

Cost of goods sold	3,550,083	5,061,495	8,500,151	9,369,084

Gross profit	1,261,691	2,745,970	2,879,343	4,194,094

Selling, general and administrative expenses	1,226,607	1,373,726	2,434,175	2,555,700

Operating income	35,084	1,372,244	445,168	1,638,394

Other income, net	7,063	26,036	10,726	35,720

Income before provision for income taxes	42,147	1,398,280	455,894	1,674,114

Provision for income taxes (benefit)	(10,000)	460,000	102,000	526,000

Net income	$52,147	$938,280	$353,894	$1,148,114

Basic and diluted earnings per common share	$0.02	$0.27	$0.10	$0.34

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	November 30,
For the six months ended	2017	2016

Operating activities:
Net income	$353,894	$1,148,114
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	507,179	453,823
Stock options issued for services	56,497	78,789
Changes in other assets and liabilities:
Accounts receivable	(963,212)	208,765
Inventory	(265,192)	(884,013)
Costs and estimated earnings in excess of billings	(650,718)	(923,853)
Other current assets	118,519	164,341
Accounts payable	11,605	274,686
Accrued commissions	258,473	214,972
Billings in excess of costs and estimated earnings	(502,917)	(625,204)
Other current liabilities	87,423	(1,077,518)
Net operating activities	(988,449)	(967,098)

Investing activities:
Acquisition of property and equipment	(736,843)	(1,237,072)
Other investing activities	(10,937)	(17,024)
Net investing activities	(747,780)	(1,254,096)

Financing activities:
Proceeds from issuance of common stock, net	124,621	150,940

Net change in cash and cash equivalents	(1,611,608)	(2,070,254)

Cash and cash equivalents - beginning	3,324,934	6,086,080

Cash and cash equivalents - ending	$1,713,326	$4,015,826

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2017 and May 31, 2017, the results of operations for the three and six months ended November 30, 2017 and 2016, and cash flows for the six months ended November 30, 2017 and 2016. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2017.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the six month periods ended November 30, 2017 and 2016, the net income was divided by 3,447,383 and 3,418,508 respectively, which is net of the Treasury shares, to calculate the net income per share. For the three month periods ended November 30, 2017 and 2016, the net income was divided by 3,445,429 and 3,415,683 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three and six month periods ended November 30, 2017 are not necessarily indicative of the results to be expected for the full year.

6.	In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as amended, is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2017 (fiscal year 2019 for the Company). Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not completely determined the potential effects of the adoption of ASU 2014-09 on its Consolidated Financial Statements, however it will likely require the Company to slow the recognition of revenue for some contracts currently accounted for under the percentage-of-completion method.

Other recently issued Accounting Standards Codification (ASC) guidance has either been implemented or are not significant to the Company

7.	Inventory:
	November 30, 2017	May 31, 2017
Raw materials	$890,587	$709,174
Work-in-process	10,681,902	10,071,179
Finished goods	317,939	808,257
	11,890,428	11,588,610
Less allowance for obsolescence	100,000	100,000
	$11,790,428	$11,488,610

8.       On December 22, 2017, the President of the United States of America signed tax reform legislation (the 2017 Act), which includes a broad range of tax reform proposals affecting businesses, including corporate tax rates, business deductions, and international tax provisions. Among the changes, the 2017 Act reduces the corporate rate from 34% to 21% for periods beginning after December 31, 2017. Because of the rate change, the Company expects to recognize incremental deferred tax expense during the quarter ending February 28, 2018.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2017 and 2016
Increase /
(Decrease)
Sales, net	$(2,184,000)
Cost of goods sold	$(869,000)
Selling, general and administrative expenses	$(122,000)
Income before provision for income taxes	$(1,218,000)
Provision for income taxes	$(424,000)
Net income	$(794,000)

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

For the six months ended November 30, 2017 (All figures discussed are for the six months ended November 30, 2017 as compared to the six months ended November 30, 2016).

	Six months ended November 30		Change
	2017	2016	Amount	Percent
Net Revenue	$11,379,000	$13,563,000	$(2,184,000)	-16%
Cost of sales	8,500,000	9,369,000	(869,000)	-9%
Gross profit	$2,879,000	$4,194,000	$(1,315,000)	-31%
… as a percentage of net revenues	25%	31%

The Company's consolidated results of operations showed a 16% decrease in net revenues and a decrease in net income of 69%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 22% less than the level recorded in the prior year. We had 34 Projects in process during the current period compared with 42 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 5% less than the level recorded in the prior year. Total sales within the U.S. decreased 19% from the same period last year. Total sales to Asia increased 11% from the same period of the prior year. Sales decreases recorded over the same period last year to customers involved in construction of buildings and bridges (30%), were offset slightly by increases in sales to industrial customers (31%) and to customers in aerospace / defense (2%). The significant reduction in sales to construction customers was the result of several factors including 1.) scheduling delays at customer construction sites, 2.) delays in receiving custom components from vendors, 3.) quality issues from a subcontractor, and 4.) testing bottlenecks caused by delays in getting a new test machine operating. Most of these issues are resolved and management is optimistic that the sales volume will improve in the subsequent quarters. Please refer to the charts, below, which show the breakdown of sales. The gross profit as a percentage of net revenue of 25% in the current period is lower than the 31% recorded in the same period of the prior year. The reduction in gross profit as a percentage of revenue is primarily due to 1.) a lower total volume of product sales in the current period to cover non-variable manufacturing costs, and 2.) several projects in the current period that were very competitively bid.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Six months ended November 30
	2017	2016
Industrial	9%	5%
Construction	50%	61%
Aerospace / Defense	41%	34%

At November 30, 2016, the Company had 97 open sales orders in our backlog with a total sales value of $20.6 million. At November 30, 2017, the Company has 43% more open sales orders in our backlog (139 orders), and the total sales value is $20.4 million.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the six month periods ended November 30, 2017 and November 30, 2016 is as follows:

	Six months ended November 30
	2017	2016
USA	73%	76%
Asia	23%	17%
Other	4%	7%

Selling, General and Administrative Expenses

	Six months ended November 30		Change
	2017	2016	Amount	Percent
Outside Commissions	$589,000	$765,000	$(176,000)	-23%
Other SG&A	1,845,000	1,791,000	54,000	3%
Total SG&A	$2,434,000	$2,556,000	$(122,000)	-5%
… as a percentage of net revenues	21%	19%

Selling, general and administrative expenses decreased by 5% from the prior year. Outside commission expense decreased by 23% from last year's level due to lower levels of commissionable sales. Other selling, general and administrative expenses increased 3% from last year to this.

The above factors resulted in operating income of $445,000 for the six months ended November 30, 2017, 73% less than the $1,638,000 in the same period of the prior year.

Summary comparison of the three months ended November 30, 2017 and 2016
Increase /
(Decrease)
Sales, net	$(2,995,000)
Cost of goods sold	$(1,511,000)
Selling, general and administrative expenses	$(147,000)
Income before provision for income taxes	$(1,356,000)
Provision for income taxes	$(470,000)
Net income	$(886,000)

For the three months ended November 30, 2017 (All figures discussed are for the three months ended November 30, 2017 as compared to the three months ended November 30, 2016).

	Three months ended November 30		Change
	2017	2016	Amount	Percent
Net Revenue	$4,812,000	$7,807,000	$(2,995,000)	-38%
Cost of sales	3,550,000	5,061,000	(1,511,000)	-30%
Gross profit	$1,262,000	$2,746,000	$(1,484,000)	-54%
… as a percentage of net revenues	26%	35%

The Company's consolidated results of operations showed a 38% decrease in net revenues and a decrease in net income of 94%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 53% less than the level recorded in the prior year. We had 31 Projects in process during the current period compared with 29 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 1% more than the level recorded in the prior year. Total sales within the U.S. decreased 38% from the same period last year. Total sales to Asia decreased 17% from the same period of the prior year. Sales decreases recorded over the same period last year to customers involved in construction of buildings and bridges (62%), were offset slightly by increases in sales to industrial customers (25%) and to customers in aerospace / defense (4%). The significant reduction in sales to construction customers was the result of several factors including 1.) scheduling delays at customer construction sites, 2.) delays in receiving custom components from vendors, 3.) quality issues from a subcontractor, and 4.) testing bottlenecks caused by delays in getting a new test machine operating. Most of these issues are resolved and management is optimistic that the sales volume will improve in the subsequent quarters. Please refer to the charts, below, which show the breakdown of sales. The gross profit as a percentage of net revenue of 26% in the current period is lower than the 35% recorded in the same period of the prior year. The reduction in gross profit as a percentage of revenue is primarily due to 1.) a lower total volume of product sales in the current period to cover non-variable manufacturing costs, and 2.) several projects in the current period that were very competitively bid.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended November 30
	2017	2016
Industrial	9%	4%
Construction	41%	66%
Aerospace / Defense	50%	30%

Net revenue by geographic region, as a percentage of total net revenue for the three month periods ended November 30, 2017 and November 30, 2016 is as follows:

	Three months ended November 30
	2017	2016
USA	80%	80%
Asia	16%	12%
Other	4%	8%

Selling, General and Administrative Expenses

	Three months ended November 30		Change
	2017	2016	Amount	Percent
Outside Commissions	$309,000	$472,000	$(163,000)	-35%
Other SG&A	918,000	902,000	16,000	2%
Total SG&A	$1,227,000	$1,374,000	$(147,000)	-11%
… as a percentage of net revenues	25%	18%

Selling, general and administrative expenses decreased by 11% from the prior year. Outside commission expense decreased by 35% from last year's level due to lower levels of commissionable sales. Other selling, general and administrative expenses increased 2% from last year to this.

The above factors resulted in operating income of $35,000 for the three months ended November 30, 2017, significantly less than the $1,372,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC. The Company recognized $56,000 and $79,000 of compensation cost for the six month periods ended November 30, 2017 and 2016.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	November 2017	November 2016
Risk-free interest rate:	2.250%	1.625%
Expected life of the options:	3.6 years	3.4 years
Expected share price volatility:	28%	26%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$3.01	$4.04

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the six month period ended November 30, 2017 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2017:	253,500	$10.93
Options granted:	18,750	$12.28
Options exercised:	14,750	$7.66
Options expired:	750	$19.26
Options outstanding and exercisable at November 30, 2017:	256,750	$11.19
Closing value per share on NASDAQ at November 30, 2017:		$12.55

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the six months ended November 30, 2017 were $737,000 compared to $1,237,000 in the same period of the prior year. As of November 30, 2017, the Company has commitments for capital expenditures totaling $150,000 during the next twelve months. These costs are primarily related to acquisition of new equipment used to test the function of products prior to shipment to customers.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Effective August 30, 2017, the Company replaced its bank credit facility with a $10,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25%. There is no balance outstanding as of November 30, 2017 or as of May 31, 2017. The line is unsecured and includes a negative pledge of substantially all of the Company’s property. This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank’s part to lend.

Inventory and Maintenance Inventory

	November 30, 2017		May 31, 2017		Increase /(Decrease)
Raw materials	$891,000		$710,000		$181,000	25%
Work-in-process	10,681,000		10,071,000		610,000	6%
Finished goods	218,000		708,000		(490,000)	-69%
Inventory	11,790,000	93%	11,489,000	93%	301,000	3%
Maintenance and other inventory	842,000	7%	879,000	7%	(37,000)	-4%
Total	$12,632,000	100%	$12,368,000	100%	$264,000	2%

Inventory turnover	1.4		1.5

NOTE: Inventory turnover is annualized for the six month period ended November 30, 2017.

Inventory, at $11,790,000 as of November 30, 2017, is $301,000, or 3%, more than the prior year-end level of $11,489,000. Approximately 91% of the current inventory is work in process, 2% is finished goods, and 7% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $60,000 and $90,000 for the six month periods ended November 30, 2017 and 2016. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	November 30, 2017	May 31, 2017	Increase /(Decrease)
Accounts receivable	$3,509,000	$2,546,000	$963,000	38%
CIEB	7,519,000	6,868,000	651,000	9%
Less: BIEC	793,000	1,296,000	(503,000)	-39%
Net	$10,235,000	$8,118,000	$2,117,000	26%

Number of an average day’s sales outstanding in accounts receivable	66	36

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $3,509,000 as of November 30, 2017 includes approximately $818,000 of amounts retained by customers on Projects. It is expected that amounts retained by customers under contracts will be released in the normal course of the business in accordance with the related contracts. Accounts receivable also includes $110,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2017 of $2,546,000 included an Allowance of $110,000.

The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 36 days at May 31, 2017 to 66 at November 30, 2017. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the second quarter of the current fiscal year is 24% less than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is 38% more than at the end of the prior year. The combined effect of these two factors caused the DSO to increase from last year end to this quarter-end. The primary reasons for the increase in the level of accounts receivable from last year end to this quarter-end, in spite of a significantly lower level of sales, were higher billings in the latter half of the quarter and lower level of collections during the quarter. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $7,519,000 balance in this account at November 30, 2017 is 9% more than the prior year-end balance. This increase is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 32% of the CIEB balance as of the end of the last fiscal quarter, August 31, 2017, was billed to those customers in the current fiscal quarter ended November 30, 2017. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	November 30, 2017	May 31, 2017
Costs	$12,191,000	$9,675,000
Estimated Earnings	4,459,000	3,757,000
Less: Billings to customers	9,131,000	6,564,000
CIEB	$7,519,000	$6,868,000
Number of Projects in progress	26	21

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $793,000 balance in this account at November 30, 2017 is down 39% from the $1,296,000 balance at the end of the prior year.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	November 30, 2017	May 31, 2017
Billings to customers	$8,660,000	$8,133,000
Less: Costs	5,209,000	4,522,000
Less: Estimated Earnings	2,658,000	2,315,000
BIEC	$793,000	$1,296,000
Number of Projects in progress	4	3

Summary of factors affecting the balances in CIEB and BIEC:

	November 30, 2017	May 31, 2017
Number of Projects in progress	30	24
Aggregate percent complete	77%	66%
Average total sales value of Projects in progress	$1,059,000	$1,289,000
Percentage of total value invoiced to customer	56%	47%

The Company's backlog of sales orders at November 30, 2017 is $20.4 million, slightly less than the $20.6 million at the end of the prior year. $7.2 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,341,000 as of November 30, 2017, is 1% more than the prior year-end. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of November 30, 2017 are $1,105,000, up 31% from the $847,000 accrued at the prior year-end. This large increase is due to the increases in the accounts receivable and CIEB, discussed above. Other current liabilities increased slightly from the prior year-end, to $919,000. The Company expects the current accrued amounts to be paid during the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2017 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)        Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) The Company sold no equity securities during the fiscal quarter ended November 30, 2017 that were not registered under the Securities Act.
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable

	(c)	Repurchases of Equity Securities – Quarter Ended November 30, 2017

	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

September 1, 2017 -
	September 30, 2017	-	-	-	-

October 1, 2017 -
	October 31, 2017	-	-	-	-

November 1, 2017 -
	November 30, 2017	-	-	-	-

	Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported

None

	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

None

ITEM 6	Exhibits
	20	News from Taylor Devices, Inc. Shareholder Letter, Winter 2017-2018
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of November 30, 2017, and the related condensed consolidated statements of income for the three and six months ended November 30, 2017 and 2016 and cash flows for the six months ended November 30, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.

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

January 12, 2018

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	January 12, 2018	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	January 12, 2018	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer