Form 10-Q
period 2018-02-28
TAYLOR DEVICES INC
filed 2018-04-13
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Yes ☐       No ☑

As of April 12, 2018, there were outstanding 3,461,267 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	February 28,	May 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$1,300,846	$3,324,934
Short-term investments	1,033,329	1,022,326
Accounts receivable, net	5,342,276	2,545,773
Inventory	11,450,500	11,488,610
Costs and estimated earnings in excess of billings	8,047,216	6,868,393
Other current assets	359,885	427,478
Total current assets	27,534,052	25,677,514

Maintenance and other inventory, net	819,562	878,779
Property and equipment, net	9,977,285	9,994,716
Other assets	184,485	180,579
Deferred income taxes	265,115	429,115
	$38,780,499	$37,160,703
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,459,934	$1,329,321
Accrued commissions	1,105,711	846,941
Billings in excess of costs and estimated earnings	1,999,427	1,295,989
Other current liabilities	842,021	832,060
Total current liabilities	5,407,093	4,304,311

Stockholders' Equity:
Common stock and additional paid-in capital	9,356,578	9,170,041
Retained earnings	26,846,187	26,515,710
	36,202,765	35,685,751
Treasury stock - at cost	(2,829,359)	(2,829,359)
Total stockholders’ equity	33,373,406	32,856,392
	$38,780,499	$37,160,703

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended February 28,		For the nine months ended February 28,
	2018	2017	2018	2017

Sales, net	$6,573,658	$5,672,720	$17,953,152	$19,235,898

Cost of goods sold	5,118,242	4,028,768	13,618,393	13,397,852

Gross profit	1,455,416	1,643,952	4,334,759	5,838,046

Selling, general and administrative expenses	1,318,787	1,178,310	3,752,962	3,734,010

Operating income	136,629	465,642	581,797	2,104,036

Other income, net	8,954	14,561	19,680	50,281

Income before provision for income taxes	145,583	480,203	601,477	2,154,317

Provision for income taxes	169,000	142,000	271,000	668,000

Net income (loss)	$(23,417)	$338,203	$330,477	$1,486,317

Basic and diluted earnings per common share	$(0.01)	$0.10	$0.09	$0.43

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	February 28,
For the nine months ended	2018	2017

Operating activities:
Net income	$330,477	$1,486,317
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	767,726	687,577
Deferred income taxes	164,000	—
Stock options issued for services	56,497	78,789
Changes in other assets and liabilities:
Accounts receivable	(2,796,503)	(194,837)
Inventory	97,327	(1,826,596)
Costs and estimated earnings in excess of billings	(1,178,823)	(2,208,506)
Other current assets	67,593	60,528
Accounts payable	130,613	(281,851)
Accrued commissions	258,770	203,345
Billings in excess of costs and estimated earnings	703,438	17,632
Other current liabilities	9,961	(1,847,704)
Net operating activities	(1,388,924)	(3,825,306)

Investing activities:
Acquisition of property and equipment	(750,295)	(1,622,046)
Other investing activities	(14,909)	(20,302)
Net investing activities	(765,204)	(1,642,348)

Financing activities:
Proceeds from issuance of common stock, net	130,040	156,820

Net change in cash and cash equivalents	(2,024,088)	(5,310,834)

Cash and cash equivalents - beginning	3,324,934	6,086,080

Cash and cash equivalents - ending	$1,300,846	$775,246

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2018 and May 31, 2017, the results of operations for the three and nine months ended February 28, 2018 and 2017, and cash flows for the nine months ended February 28, 2018 and 2017. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2017.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the nine month periods ended February 28, 2018 and 2017, the net income was divided by 3,451,348 and 3,424,192 respectively, which is net of the Treasury shares, to calculate the net income per share. For the three month periods ended February 28, 2018 and 2017, the net income was divided by 3,449,366 and 3,421,350 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three and nine month periods ended February 28, 2018 are not necessarily indicative of the results to be expected for the full year.

6.	In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as amended, is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2017 (fiscal year 2019 for the Company). Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not completely determined the potential effects of the adoption of ASU 2014-09 on its Consolidated Financial Statements, however it will likely require the Company to slow the recognition of revenue for some contracts currently accounted for under the percentage-of-completion method.

Other recently issued Accounting Standards Codification (ASC) guidance has either been implemented or are not significant to the Company

7.	Inventory:
	February 28, 2018	May 31, 2017
Raw materials	$710,761	$709,174
Work-in-process	10,078,954	10,071,179
Finished goods	760,785	808,257
	11,550,500	11,588,610
Less allowance for obsolescence	100,000	100,000
	$11,450,500	$11,488,610

8.       In December 2017, the Tax Cuts and Jobs Act (the 2017 Act) became law. It includes a broad range of tax reform proposals affecting businesses, including corporate tax rates, business deductions, and international tax provisions. Among the changes, the 2017 Act reduces the corporate rate from 34% to 21% for periods beginning after December 31, 2017. Because of the rate change, the Company recorded a non-cash write down of deferred tax assets and recognized incremental deferred tax expense of $164,000 during the quarter ended February 28, 2018.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the nine months ended February 28, 2018 and 2017
Increase /
(Decrease)
Sales, net	$(1,283,000)
Cost of goods sold	$220,000
Selling, general and administrative expenses	$19,000
Income before provision for income taxes	$(1,553,000)
Provision for income taxes	$(397,000)
Net income	$(1,156,000)

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

For the nine months ended February 28, 2018 (All figures discussed are for the nine months ended February 28, 2018 as compared to the nine months ended February 28, 2017).

	Nine months ended February 28		Change
	2018	2017	Amount	Percent
Net Revenue	$17,953,000	$19,236,000	$(1,283,000)	-7%
Cost of sales	13,618,000	13,398,000	220,000	2%
Gross profit	$4,335,000	$5,838,000	$(1,503,000)	-26%
… as a percentage of net revenues	24%	30%

The Company's consolidated results of operations showed a 7% decrease in net revenues and a decrease in net income of 78%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 16% less than the level recorded in the prior year. We had 46 Projects in process during the current period compared with 48 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 12% more than the level recorded in the prior year. Total sales within the U.S. decreased 13% from the same period last year. Total sales to Asia increased 40% from the same period of the prior year. Sales decreases recorded over the same period last year to customers involved in construction of buildings and bridges (19%), were offset somewhat by increases in sales to industrial customers (31%) and to customers in aerospace / defense (8%). The significant reduction in sales to construction customers was the result of several factors including 1.) scheduling delays at customer construction sites, 2.) delays in receiving custom components from vendors, 3.) quality issues from a subcontractor, and 4.) testing bottlenecks caused by delays in getting a new test machine operating. These issues are resolved and management is optimistic that the sales volume will continue to improve. Please refer to the charts, below, which show the breakdown of sales. The gross profit as a percentage of net revenue of 24% in the current period is lower than the 30% recorded in the same period of the prior year. The reduction in gross profit as a percentage of revenue is primarily due to 1.) a lower total volume of product sales in the current period to cover non-variable manufacturing costs, and 2.) several projects in the current period that were very competitively bid.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Nine months ended February 28
	2018	2017
Industrial	8%	5%
Construction	51%	59%
Aerospace / Defense	41%	36%

At February 28, 2017, the Company had 119 open sales orders in our backlog with a total sales value of $19.5 million. At February 28, 2018, the Company has 37% more open sales orders in our backlog (163 orders), and the total sales value is $18.8 million.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the nine month periods ended February 28, 2018 and 2017 is as follows:

	Nine months ended February 28
	2018	2017
USA	73%	78%
Asia	21%	14%
Other	6%	8%

Selling, General and Administrative Expenses

	Nine months ended February 28		Change
	2018	2017	Amount	Percent
Outside Commissions	$977,000	$1,035,000	$(58,000)	-6%
Other SG&A	2,776,000	2,699,000	77,000	3%
Total SG&A	$3,753,000	$3,734,000	$19,000	1%
… as a percentage of net revenues	21%	19%

Selling, general and administrative expenses increased by 1% from the prior year. Outside commission expense decreased by 6% from last year's level due to lower levels of commissionable sales. Other selling, general and administrative expenses increased 3% from last year to this.

The above factors resulted in operating income of $582,000 for the nine months ended February 28, 2018, 72% less than the $2,104,000 in the same period of the prior year.

Net income for the current period of $330,000 includes a $164,000 write down of deferred tax assets to reflect a lower future federal income tax rate under the recently enacted Tax Cuts and Jobs Act. The non-cash write down of the deferred tax asset increased the provision for income taxes by an equal amount. This resulted in a substantially higher effective income tax rate of 45% for the period as compared to 31% in the prior year. The lower federal income tax rate became effective in January 2018. The Company is expected to benefit from this lower rate for the remainder of the current fiscal year and in future years.

Summary comparison of the three months ended February 28, 2018 and 2017
Increase /
(Decrease)
Sales, net	$900,000
Cost of goods sold	$1,089,000
Selling, general and administrative expenses	$140,000
Income before provision for income taxes	$(335,000)
Provision for income taxes	$27,000
Net income	$(362,000)

For the three months ended February 28, 2018 (All figures discussed are for the three months ended February 28, 2018 as compared to the three months ended February 28, 2017).

	Three months ended February 28		Change
	2018	2017	Amount	Percent
Net Revenue	$6,573,000	$5,673,000	$900,000	16%
Cost of sales	5,118,000	4,029,000	1,089,000	27%
Gross profit	$1,455,000	$1,644,000	$(189,000)	-11%
… as a percentage of net revenues	22%	29%

The Company's consolidated results of operations showed a 16% increase in net revenues and a decrease in net income of 107%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 3% less than the level recorded in the prior year. We had 37 Projects in process during the current period compared with 30 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 65% more than the level recorded in the prior year. Total sales within the U.S. increased 1% from the same period last year. Total sales to Asia increased 212% from the same period of the prior year. Sales increases were recorded over the same period last year to customers involved in construction of buildings and bridges (12%), to industrial customers (32%) and to customers in aerospace / defense (19%). Please refer to the charts, below, which show the breakdown of sales. The gross profit as a percentage of net revenue of 22% in the current period is lower than the 29% recorded in the same period of the prior year. The reduction in gross profit as a percentage of revenue is primarily due to several projects in the current period that were very competitively bid.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended February 28
	2018	2017
Industrial	7%	6%
Construction	52%	54%
Aerospace / Defense	41%	40%

Net revenue by geographic region, as a percentage of total net revenue for the three month periods ended February 28, 2018 and 2017 is as follows:

	Three months ended February 28
	2018	2017
USA	72%	84%
Asia	19%	7%
Other	9%	9%

Selling, General and Administrative Expenses

	Three months ended February 28		Change
	2018	2017	Amount	Percent
Outside Commissions	$387,000	$270,000	$117,000	43%
Other SG&A	931,000	908,000	23,000	3%
Total SG&A	$1,318,000	$1,178,000	$140,000	12%
… as a percentage of net revenues	20%	21%

Selling, general and administrative expenses increased by 12% from the prior year. Outside commission expense increased by 43% from last year's level due to higher levels of commissionable sales combined with higher commission rates on some orders. Other selling, general and administrative expenses are slightly higher from last year to this.

The above factors resulted in operating income of $137,000 for the three months ended February 28, 2018, significantly less than the $466,000 in the same period of the prior year.

Net loss for the current period of $23,000 includes a $164,000 write down of deferred tax assets to reflect a lower future federal income tax rate under the recently enacted Tax Cuts and Jobs Act. The non-cash write down of the deferred tax asset increased the provision for income taxes by an equal amount. This resulted in a substantially higher effective income tax rate of 116% for the period as compared to 30% in the prior year. The lower federal income tax rate became effective in January 2018. The Company is expected to benefit from this lower rate for the remainder of the current fiscal year and in future years.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC. The Company recognized $56,000 and $79,000 of compensation cost for the nine month periods ended February 28, 2018 and 2017.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	February 2018	February 2017
Risk-free interest rate:	2.250%	1.625%
Expected life of the options:	3.6 years	3.4 years
Expected share price volatility:	28%	26%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$3.01	$4.04

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the nine month period ended February 28, 2018 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2017:	253,500	$10.93
Options granted:	18,750	$12.28
Options exercised:	14,750	$7.66
Options expired:	750	$19.26
Options outstanding and exercisable at February 28, 2018:	256,750	$11.19
Closing value per share on NASDAQ at February 28, 2018:		$11.02

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the nine months ended February 28, 2018 were $750,000 compared to $1,622,000 in the same period of the prior year. As of February 28, 2018, the Company has commitments for capital expenditures totaling $95,000 during the next twelve months. These costs are primarily related to acquisition of new equipment used to test the function of products prior to shipment to customers.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Effective August 30, 2017, the Company replaced its bank credit facility with a $10,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25%. There is no balance outstanding as of February 28, 2018 or as of May 31, 2017. The line is unsecured and includes a negative pledge of substantially all of the Company’s property. This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank’s part to lend.

Inventory and Maintenance Inventory

	February 28, 2018		May 31, 2017		Increase /(Decrease)
Raw materials	$711,000		$710,000		$1,000	—
Work-in-process	10,079,000		10,071,000		8,000	—
Finished goods	660,000		708,000		(48,000)	-7%
Inventory	11,450,000	93%	11,489,000	93%	(39,000)	—
Maintenance and other inventory	820,000	7%	879,000	7%	(59,000)	-7%
Total	$12,270,000	100%	$12,368,000	100%	$98,000	-1%

Inventory turnover	1.5		1.5

NOTE: Inventory turnover is annualized for the nine month period ended February 28, 2018.

Inventory, at $11,450,000 as of February 28, 2018, is $39,000 less than the prior year-end level of $11,489,000. Approximately 88% of the current inventory is work in process, 6% is finished goods, and 6% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $60,000 and $135,000 for the nine month periods ended February 28, 2018 and 2017. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	February 28, 2018	May 31, 2017	Increase /(Decrease)
Accounts receivable	$5,342,000	$2,546,000	$2,796,000	110%
CIEB	8,047,000	6,868,000	1,179,000	17%
Less: BIEC	1,999,000	1,296,000	703,000	54%
Net	$11,390,000	$8,118,000	$3,272,000	40%

Number of an average day’s sales outstanding in accounts receivable	73	36

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $5,342,000 as of February 28, 2018 includes approximately $824,000 of amounts retained by customers on Projects. It is expected that amounts retained by customers under contracts will be released in the normal course of the business in accordance with the related contracts. Accounts receivable also includes $110,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2017 of $2,546,000 included an Allowance of $110,000.

The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 36 days at May 31, 2017 to 73 at February 28, 2018. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the third quarter of the current fiscal year is only slightly more than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is slightly more than double the level at the end of the prior year. The significant increase in the level of accounts receivable caused the DSO to increase from last year end to this quarter-end. The primary reason for the increase in the level of accounts receivable from last year end to this quarter-end was significantly higher billings for Projects in February ($3.1 million) compared to last May ($0.5 million). The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $8,047,000 balance in this account at February 28, 2018 is 17% more than the prior year-end balance. This increase is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 23% of the CIEB balance as of the end of the last fiscal quarter, November 30, 2017, was billed to those customers in the current fiscal quarter ended February 28, 2018. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	February 28, 2018	May 31, 2017
Costs	$17,890,000	$9,675,000
Estimated Earnings	6,207,000	3,757,000
Less: Billings to customers	16,050,000	6,564,000
CIEB	$8,047,000	$6,868,000
Number of Projects in progress	29	21

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $1,999,000 balance in this account at February 28, 2018 is up 54% from the $1,296,000 balance at the end of the prior year.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	February 28, 2018	May 31, 2017
Billings to customers	$4,212,000	$8,133,000
Less: Costs	1,189,000	4,522,000
Less: Estimated Earnings	1,024,000	2,315,000
BIEC	$1,999,000	$1,296,000
Number of Projects in progress	4	3

Summary of factors affecting the balances in CIEB and BIEC:

	February 28, 2018	May 31, 2017
Number of Projects in progress	33	24
Aggregate percent complete	74%	66%
Average total sales value of Projects in progress	$1,077,000	$1,289,000
Percentage of total value invoiced to customer	57%	47%

The Company's backlog of sales orders at February 28, 2018 is $18.8 million, slightly less than the $20.6 million at the end of the prior year. $9.2 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,460,000 as of February 28, 2018, is 10% more than the prior year-end. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of February 28, 2018 are $1,106,000, up 31% from the $847,000 accrued at the prior year-end. This large increase is due to the increases in the accounts receivable and CIEB, discussed above. Other current liabilities increased slightly from the prior year-end, to $842,000. The Company expects the current accrued amounts to be paid during the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of February 28, 2018 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)        Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) The Company sold no equity securities during the fiscal quarter ended February 28, 2018 that were not registered under the Securities Act.
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable

	(c)	Repurchases of Equity Securities – Quarter Ended February 28, 2018

	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

December 1, 2017 -
	December 31, 2017	-	-	-	-

January 1, 2018 -
	January 31, 2018	-	-	-	-

February 1, 2018 -
	February 28, 2018	-	-	-	-

	Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported

None

	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

None

ITEM 6	Exhibits
	20	News from Taylor Devices, Inc. Shareholder Letter, Spring 2018
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary as of February 28, 2018, and the related condensed consolidated statements of income for the three and nine months ended February 28, 2018 and 2017 and cash flows for the nine months ended February 28, 2018 and 2017. These interim financial statements are the responsibility of the Company's management.

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

April 12, 2018

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	April 12, 2018	/s/Douglas P. Taylor
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

Date:	April 12, 2018	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer