Form 10-K
period 2018-05-31
TAYLOR DEVICES INC
filed 2018-08-29
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter on November 30, 2017 is $50,278,000.

The number of shares outstanding of each of the registrant's classes of common stock as of August 9, 2018: 3,467,560.

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

Principal Products

The Company manufactures and sells a single group of very similar products that have many different applications for customers. These similar products are included in one of eight categories; namely, Seismic Dampers, Fluidicshoks®, Crane and Industrial Buffers, Self-Adjusting Shock Absorbers, Liquid Die Springs, Vibration Dampers , Machined Springs and Custom Actuators. Management does not track or otherwise account for sales broken down by these categories. The following is a summary of the capabilities and applications for these products.

Seismic Dampers are designed to ameliorate the effects of earthquake tremors on structures, and represent a substantial part of the business of the Company. Fluidicshoks® are small, extremely compact shock absorbers with up to 19,200 inch-pound capacities, produced in 15 standard sizes for primary use in the defense, aerospace and commercial industry. Crane and industrial buffers are larger versions of the Fluidicshoks® with up to 60,000,000 inch-pound capacities, produced in more than 60 standard sizes for industrial application on cranes, ships, container ships, railroad cars, truck docks, ladle and ingot cars, ore trolleys and car stops. Self-adjusting shock absorbers, which include versions of Fluidicshoks® and crane and industrial buffers, automatically adjust to different impact conditions, and are designed for high cycle application primarily in heavy industry. Liquid die springs are used as component parts of machinery and equipment used in the manufacture of tools and dies. Vibration dampers are used primarily by the aerospace and defense industries to control the response of electronics and optical systems subjected to air, ship, or spacecraft vibration. Machined springs are precisely controlled mechanical springs manufactured from a variety of materials. These are used primarily for aerospace applications that require custom features that are not possible with conventional wound coil springs. Custom actuators are typically of the gas-charged type, using high pressure, that have custom features not available from other suppliers. These actuators are used for special military and aerospace applications.

Distribution

The Company uses the services of more than 50 sales representatives and distributors in the United States and Canada along with more than 20 representatives and distributors throughout the rest of the world. Specialized technical sales in aerospace and custom marketing activities are serviced by several sales agents, under the direction and with the assistance of the Company's President. Sales representatives typically have non-exclusive, yearly agreements with the Company, which, in most instances, provide for payment of commissions on sales at 10% of the product's net aggregate selling price. Distributors also have non-exclusive, yearly agreements with the Company to purchase the Company's products for resale purposes.

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

Dependence Upon Major Customers

The Company is not dependent on any one or a few major customers. Sales to five customers approximated 49% (14%, 13%, 9%, 7% and 6%, respectively) of net sales for 2018. The loss of any or all of these customers, unless the business is replaced by the Company, could result in an adverse effect on the results for the Company.

Patents, Trademarks and Licenses

The Company holds 12 patents expiring at different times until the year 2035.

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales. The Company had no inventory out on consignment and no consignment sales for the years ended May 31, 2018 and 2017. No extended payment terms are offered. During the year ended May 31, 2018, delivery time after receipt of orders averaged 8 to 10 weeks for the Company's standard products. Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects using custom designed components of the Company.

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

Research and Development

The Company does not generally engage in major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the federal government. The Company, however, engages in research testing of its products. For the fiscal years ended May 31, 2018 and 2017, the Company expended $263,000 and $903,000, respectively, on manufacturing research. This significant decrease is primarily due to research and development required to meet new types of specifications on certain domestic seismic protection contracts in the prior year. For the years ended May 31, 2018 and 2017, defense sponsored research and development totaled $22,000 and $87,000, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2018, the Company had 111 employees, including three executive officers, and one part time employee. The Company has good relations with its employees.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

The Company's production facilities occupy approximately six acres on Tonawanda Island in North Tonawanda, New York and are comprised of four interconnected buildings and two adjacent buildings. The production facilities consist of a small parts plant (approximately 4,400 square feet), a large parts plant (approximately 13,500 square feet), and include a facility of approximately 7,000 square feet comprised of a test facility, storage area, pump area and the Company's general offices. One adjacent building is a 27,000 square foot seismic assembly and test facility. This building contains overhead traveling cranes allows dampers to be built up to 45 ft. in length. It is also the site of a new long bed damper test machine where seismic dampers Taylor Devices manufactures will be tested at maximum force to satisfy customer specifications. Another adjacent building (approximately 2,000 square feet) is used as a training facility. These facilities total more than 54,000 square feet. Adjacent to these facilities, the Company has a remote test facility used for shock testing. This state-of-the-art test facility is 1,200 square feet. The small parts plant consists of a complete small machine shop and tool room that produces all of the Company's product items which are less than two inches in diameter. The Company owns three additional industrial buildings on nine acres of land in the City of North Tonawanda located 1.4 miles from the Company’s headquarters on Tonawanda Island. Total area of the three buildings is 46,000 square feet. One building includes a large machine shop containing custom-built machinery for boring, deep-hole drilling and turning of parts. Another is used for painting and packaging parts and completed units.

The Company's real properties are subject to a negative pledge agreement with its lender, M&T Bank. The Company has agreed with the lender that, for so long as the credit facilities with the lender are outstanding, the Company will not sell, lease or mortgage any of its real properties. Additional information regarding the Company's agreement with M&T Bank is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, at "Capital Resources, Line of Credit and Long-Term Debt."

The Company leases a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet at $975 per month. The warehouse is located approximately one-quarter mile from the Company’s headquarters. The total rental expense incurred by the Company for this facility in fiscal 2018 was $11,700.

The Company believes it carries adequate insurance coverage on its facilities and their contents.

Item 3. Legal Proceedings.

There are no legal proceedings at present.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

The Company's Common Stock trades on the NASDAQ Capital Market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") stock market under the symbol TAYD. The high and low sales information noted below for the quarters of fiscal year 2018 and fiscal year 2017 were obtained from NASDAQ.

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter	$14.12	$10.62	$20.45	$16.10
Second Quarter	$14.00	$10.84	$20.00	$13.10
Third Quarter	$15.14	$11.01	$15.69	$14.25
Fourth Quarter	$12.23	$9.70	$14.52	$12.84

Holders

As of August 9, 2018, the number of issued and outstanding shares of Common Stock was 3,467,560 and the approximate number of record holders of the Company's Common Stock was 531. Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 2,000.

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

The Rights become exercisable to purchase shares of Preferred Stock (or, in certain circumstances, Common Stock) only if (i) a person acquired 15% or more of the Company's Common Stock, or (ii) a person commenced a tender or exchange offer for 10% or more of the Company's Common Stock, or (iii) the Board of Directors determined that the beneficial owner of at least 10% of the Company's Common Stock intended to cause the Company to take certain actions adverse to it and its shareholders or that such ownership would have a material adverse effect on the Company. The Rights Plan will expire on October 5, 2018. The Board of Directors is planning to adopt a replacement shareholder rights plan.

Issuer Purchases of Equity Securities

The share repurchase agreement with a major broker-dealer, under which the Company repurchased shares of its common stock on the open market, has been terminated by the Company. No shares have been purchased since August 2011.

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2018.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2005 Stock Option Plan 2008 Stock Option Plan 2012 Stock Option Plan 2015 Stock Option Plan	10,750 63,000 103,250 94,750	$ 3.05 $ 8.07 $12.00 $13.72	- - - 64,500
Equity compensation plans not approved by security holders:
2004 Employee Stock Purchase Plan (1)	-	-	223,169
Total	271,750		287,669

(1)	The Company's 2004 Employee Stock Purchase Plan (the "Employee Plan") permits eligible employees to purchase shares of the Company's common stock at fair market value through payroll deductions and without brokers' fees. Such purchases are without any contribution on the part of the Company. As of May 31, 2018, 223,169 shares were available for issuance.

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

Accounts Receivable

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. Accounts receivable are stated at an amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts after considering the age of each receivable and communications with the customers involved. Balances that are collected, for which a credit to a valuation allowance had previously been recorded, result in a current-period reversal of the earlier transaction charging earnings and crediting a valuation allowance. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable in the current period. The actual amount of accounts written off over the five year period ended May 31, 2018 equaled less than 0.1% of sales for that period. The balance of the valuation allowance has remained at slightly less than $110,000 since May 31, 2017. Management does not expect the valuation allowance to materially change in the next twelve months for the current accounts receivable balance.

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

The provision for potential inventory obsolescence was $60,000 and$180,000 for the years ended May 31, 2018 and 2017.

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

If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the revenue and profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion. Historically, actual results have not varied materially from the Company's estimates. In the fiscal year ended May 31, 2018, 60% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 40% of revenue was recorded as deliveries were made to our customers. In the fiscal year ended May 31, 2017, 66% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 34% of revenue was recorded as deliveries were made to our customers.

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

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible. The Company provides a valuation allowance to the extent that deferred tax assets may not be realized. A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable. The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance. In future years the Company will need to generate approximately $3.2 million of taxable income in order to realize our deferred tax assets recorded as of May 31, 2018 of $663,000. This deferred tax asset balance is 46% ($564,000) less than at the end of the prior year. The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced. If actual results differ from estimated results or if the Company adjusts these assumptions, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate. In December 2017, the Tax Cuts and Jobs Act (the 2017 Act) became law. It includes a broad range of tax reform proposals affecting businesses, including corporate tax rates, business deductions, and international tax provisions. Among the changes, the 2017 Act reduces the corporate rate from 34% to 21% for periods beginning after December 31, 2017. Because of the rate change, the Company recorded a non-cash write down of deferred tax assets and recognized incremental deferred tax expense of $164,000 during the year ended May 31, 2018.

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.

The Company and its subsidiary file consolidated Federal and State income tax returns. As of May 31, 2018, the Company had State investment tax credit carryforwards of approximately $369,000 expiring through May 2024.

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the years ended May 31, 2018 and 2017
Increase /
(Decrease)
Sales, net	$(1,173,000)
Cost of goods sold	$889,000
Selling, general and administrative expenses	$212,000
Income before provision for income taxes	$(2,311,000)
Provision for income taxes	$(424,000)
Net income	$(1,887,000)

For the year ended May 31, 2018 (All figures being discussed are for the year ended May 31, 2018 as compared to the year ended May 31, 2017.)

	Year ended May 31		Change
	2018	2017	Amount	Percent
Net Revenue	$24,364,000	$25,537,000	$(1,173,000)	-5%
Cost of sales	18,440,000	17,551,000	889,000	5%
Gross profit	$5,924,000	$7,986,000	$(2,062,000)	-26%
… as a percentage of net revenues	24%	31%

The Company's consolidated results of operations showed a 5% decrease in net revenues and a decrease in net income of 81%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 13% less than the level recorded in the prior year. We had 50 Projects in process during the current period compared with 55 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 13% more than the level recorded in the prior year. The number of projects in-process fluctuates from period to period. The changes from the prior period to the current period are not necessarily representative of future results.

The mix of customers buying our products changed slightly from last year. Sales of the Company's products are made to three general groups of customers: industrial, construction and aerospace / defense. The Company saw a 12% decrease from last year’s level in sales to construction customers who were seeking seismic / wind protection for either construction of new buildings and bridges or retrofitting existing buildings and bridges. This was offset by a 27% increase in sales to customers using our products in industrial applications and a 1% increase in sales to customers in aerospace / defense. The significant reduction in sales to construction customers was the result of several factors including 1.) scheduling delays at customer construction sites, 2.) delays in receiving custom components from vendors, 3.) quality issues from a subcontractor, and 4.) testing bottlenecks caused by delays in getting a new test machine operating. These issues are resolved and management is optimistic that the sales volume will continue to improve. A breakdown of sales to these three general groups of customers, as a percentage of total net revenue for fiscal years ended May 31, 2018 and 2017 is as follows:

	Year ended May 31
	2018	2017
Industrial	8%	7%
Construction	50%	54%
Aerospace / Defense	42%	39%

Total sales within North America decreased 13% from last year. Total sales to Asia increased 57% from the prior year. Net revenue by geographic region, as a percentage of total net revenue for fiscal years ended May 31, 2018 and 2017 is as follows:

	Year ended May 31
	2018	2017
North America	74%	81%
Asia	21%	13%
Other	5%	6%

The gross profit as a percentage of net revenue of 24% in the current period is seven percentage points less than the prior year. This difference is primarily due to 1.) a lower total volume of product sales in the current period to cover non-variable manufacturing costs, and 2.) several projects in the current period that were very competitively bid.

At May 31, 2017, we had 116 open sales orders in our backlog with a total sales value of $21.6 million. At May 31, 2018, we had 121 open sales orders in our backlog and the total sales value is $23.1 million. $8.8 million of the current backlog is on projects already in progress. $10.7 million of the $21.6 million sales order backlog at May 31, 2017 was in progress at that date. 33% of the sales value in the backlog is for aerospace / defense customers compared to 56% at the end of fiscal 2017. As a percentage of the total sales order backlog, orders from customers in construction accounted for 65% at May 31, 2018 and 42% at May 31, 2017.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. Total sales in the current period and the changes in the current period compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses

	Year ended May 31		Change
	2018	2017	Amount	Percent
Outside Commissions	$1,254,000	$1,336,000	$(82,000)	-6%
Other SG&A	4,023,000	3,729,000	294,000	8%
Total SG&A	$5,277,000	$5,065,000	$212,000	4%
… as a percentage of net revenues	22%	20%

Selling, general and administrative expenses increased by 4% from the prior year. Outside commission expense decreased 6% from last year's level. Other selling, general and administrative expenses increased by 8% from last year.

The above factors resulted in operating income of $648,000 for the year ended May 31, 2018, down 78% from the $2,921,000 in the prior year.

The Company's effective tax rate (ETR) is calculated based upon current assumptions relating to the year's operating results and various tax related items. The ETR for the fiscal year ended May 31, 2018 is 34%, twelve percentage points more than the ETR for the prior year of 22%. A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2018	2017
Computed tax provision at the expected statutory rate	$194,000	$1,016,000
Tax effect of permanent differences:
Research tax credits	(110,000)	(273,000)
Tax rate change on deferred taxes	164,000	—
Other permanent differences	(3,000)	(94,000)
Other	(12,000)	8,000
	$233,000	$657,000

Stock Options

The Company has stock option plans which provide for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plans are exercisable over a ten year term. Options not exercised by the end of the term expire.

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The Company recognized $125,000 and $178,000 of compensation cost for the years ended May 31, 2018 and 2017.

The fair value of each stock option grant has been determined using the Black-Scholes model. The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. The Company used a weighted average expected term. Expected volatility assumptions used in the model were based on volatility of the Company's stock price for the thirty month period immediately preceding the granting of the options. The Company issued stock options in August 2017 and April 2018. The risk-free interest rate is derived from the U.S. treasury yield.

The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

	August 2017	April 2018
Risk-free interest rate:	2.25%	2.125%
Expected life of the options:	3.6 years	3.7 years
Expected share price volatility:	28%	31%
Expected dividends:	zero	zero
These assumptions resulted in estimated fair-market value per stock option:	$3.01	$2.74

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy. A summary of changes in the stock options outstanding during the year ended May 31, 2018 is presented below.

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2017:	253,500	$10.93
Options granted:	43,750	$11.15
Less: Options exercised:	24,750	$6.67
Less: Options expired:	750	$19.26
Options outstanding and exercisable at May 31, 2018:	271,750	$11.33
Closing value per share on NASDAQ at May 31, 2018:		$10.26

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

Capital expenditures for the year ended May 31, 2018 were $937,000 compared to $1,869,000 in the prior year. The Company has commitments to make capital expenditures of approximately $530,000 as of May 31, 2018.

The Company has a $10,000,000 demand line of credit from a bank, with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25% . There is no outstanding balance at May 31, 2018. There was no outstanding balance as of May 31, 2017. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress. The line is secured by a negative pledge of the Company's real and personal property. This line of credit is subject to the usual terms and conditions applied by the bank and is subject to renewal annually.

The bank is not committed to make loans under this line of credit and no commitment fee is charged.

Inventory and Maintenance Inventory

	May 31, 2018		May 31, 2017		Increase /(Decrease)
Raw materials	$727,000		$710,000		$17,000	2%
Work in process	9,990,000		10,071,000		(81,000)	-1%
Finished goods	601,000		708,000		(107,000)	-15%
Inventory	11,318,000	93%	11,489,000	93%	(171,000)	-1%
Maintenance and other inventory	886,000	7%	879,000	7%	7,000	1%
Total	$12,204,000	100%	$12,368,000	100%	$(164,000)	-1%

Inventory turnover	1.5		1.5
13

Inventory, at $11,318,000 as of May 31, 2018, is 1% less than the prior year-end. Of this, approximately 88% is work in process, 5% is finished goods, and 7% is raw materials. All of the current inventory is expected to be consumed or sold within twelve months. The level of inventory will fluctuate from time to time due to the stage of completion of the non-project sales orders in progress at the time.

The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders. There was approximately $148,000 of slow-moving inventory used during the year ended May 31, 2018. The Company disposed of approximately $41,000 and $56,000 of obsolete inventory during the years ended May 31, 2018 and 2017, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB”) and Billings in Excess of Costs and Estimated Earnings (“BIEC”)

	May 31, 2018	May 31, 2017	Increase /(Decrease)
Accounts receivable	$6,266,000	$2,546,000	$3,720,000		146%
CIEB	6,357,000	6,868,000	(511 ,000	)	-7%
Less: BIEC	2,043,000	1,296,000	747,000		58%
Net	$10,580,000	$8,118,000	$2,462,000		30%

Number of an average day’s sales outstanding in accounts receivable (DSO)	88	36

The Company combines the totals of accounts receivable, the asset CIEB, and the liability BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $6,266,000 as of May 31, 2018 includes approximately $860,000 of amounts retained by customers on long-term construction projects. The Company expects to collect all of these amounts, including the retained amounts, during the next twelve months. The number of an average day's sales outstanding in accounts receivable (DSO) increased to 88 days at May 31, 2018 from 36 days as of May 31, 2017. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the fourth quarter of the current fiscal year is only slightly more than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is significantly more than the level at the end of the prior year. The significant increase in the level of accounts receivable caused the DSO to increase from last year end to this year-end. The primary reason for the increase in the level of accounts receivable from last year end to this quarter-end was significantly higher billings for Projects in May 2018 ($2.6 million) compared to May 2017 ($0.5 million). The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

The status of the projects in-progress at the end of the current and prior fiscal years have changed in the factors affecting the year-end balances in the asset CIEB, and the liability BIEC:

	2018	2017
Number of projects in progress at year-end	26	24
Aggregate percent complete at year-end	72%	66%
Average total value of projects in progress at year-end	$942,000	$1,289,000
Percentage of total value invoiced to customer	55%	47%

There are 2 more projects in-process at the end of the current fiscal year as compared with the prior year end and the average value of those projects has decreased by 27% between those two dates.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible. The $6,357,000 balance in this account at May 31, 2018 is a 7% decrease from the prior year-end. Generally, if progress billings are permitted under the terms of a project sales agreement, then the more complete the project is, the more progress billings will be permitted. The Company expects to bill the entire amount during the next twelve months. 41% of the CIEB balance as of the end of the last fiscal quarter, February 28, 2018, was billed to those customers in the current fiscal quarter ended May 31, 2018. The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

As of May 31, 2018, there are sales orders for four projects that are not yet in progress. These projects average $2,198,000 each in value upon completion. This compares to four such projects as of the prior year end with an average value of $259,000.

The year-end balances in the CIEB account are comprised of the following components:

	May 31, 2018	May 31, 2017
Costs	$9,939,000	$9,675,000
Estimated earnings	3,529,000	3,757,000
Less: Billings to customers	7,111,000	6,564,000
CIEB	$6,357,000	$6,868,000
Number of projects in progress	19	21

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $2,043,000 balance in this account at May 31, 2018 is in comparison to a $1,296,000 balance at the end of the prior year. The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings", discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	May 31, 2018	May 31, 2017
Billings to customers	$6,246,000	$8,133,000
Less: Costs	2,574,000	4,522,000
Less: Estimated earnings	1,629,000	2,315,000
BIEC	$2,043,000	$1,296,000
Number of projects in progress	7	3

Accounts payable, at $1,460,000 as of May 31, 2018, is 10% more than the prior year-end. This small increase is simply due to recent purchases. The Company expects the current accounts payable amount to be paid during the next twelve months.

Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of May 31, 2018 are $983,000. This is 16% more than the $847,000 accrued at the prior year-end. This increase is due to the increase in the accounts receivable, discussed above. The Company expects the current accrued amount to be paid during the next twelve months.

Other accrued expenses of $1,413,000 increased by 70% from the prior year level of $832,000. This increase is primarily due to increases in a.) accrued tax obligations, b.) accrued postemployment benefits, and c.) customer prepayments. The increase in accrued taxes is due to more sales orders subject to state sales tax. The accrued postemployment benefits are related to recently retired Company executives.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of May 31, 2018 and have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)       Management's report on internal control over financial reporting.

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework, updated in 2013. Based on this assessment management has concluded that, as of May 31, 2018, the Company's internal control over financial reporting is effective based on those criteria.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal year ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on November 2, 2018, which information is hereby incorporated by reference into this Annual Report. The proxy materials, including the Proxy Statement and form of proxy, will be filed within 120 days after the Company's fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
(i) Report of Independent Registered Public Accounting Firm
(ii) Consolidated Balance Sheets as of May 31, 2018 and 2017
(iii) Consolidated Statements of Income for the years ended May 31, 2018 and 2017
(iv) Consolidated Statements of Stockholders' Equity for the years ended May 31, 2018 and 2017
(v) Consolidated Statements of Cash Flows for the years ended May 31, 2018 and 2017
(vi) Notes to Consolidated Financial Statements - May 31, 2018 and 2017
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

	(ix)	Negative Pledge Agreement dated August 30, 2017 by the Registrant in favor of M&T Bank, filed with this report.
	(x)	Employment Agreement dated as of June 14, 2018 between the Registrant and Alan R. Klembczyk, incorporated by reference to Exhibit 10(i) to Current Report on Form 8-K filed June 19, 2018.
	(xi)	Employment Agreement dated as of June 14, 2018 between the Registrant and Mark V. McDonough, incorporated by reference to Exhibit 10(ii) to Current Report on Form 8-K filed June 19, 2018.
18

11	Statement regarding computation of per share earnings

	REG. 228.601(A)(11) Statement regarding computation of per share earnings

	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2018

		Weighted average common stock outstanding		3,458,049
		Common shares issuable under stock option plans using treasury stock method		30,876
		Weighted average common stock outstanding assuming dilution		3,488,925

		Net income fiscal year ended May 31, 2018	(1)	$ 443,370
		Weighted average common stock	(2)	3,458,049
		Basic income per common share (1) divided by (2)		$ 0.13

		Net income fiscal year ended May 31, 2018	(3)	$ 443,370
		Weighted average common stock outstanding assuming dilution	(4)	3,488,925
		Diluted income per common share (3) divided by (4)		$ 0.13

	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2017

		Weighted average common stock outstanding		3,432,112
		Common shares issuable under stock option plans using treasury stock method		73,082
		Weighted average common stock outstanding assuming dilution		3,505,194

		Net income fiscal year ended May 31, 2017	(1)	$ 2,330,577
		Weighted average common stock	(2)	3,432,112
		Basic income per common share (1) divided by (2)		$ 0.68

		Net income fiscal year ended May 31, 2017	(3)	$ 2,330,577
		Weighted average common stock outstanding assuming dilution	(4)	3,505,194
		Diluted income per common share (3) divided by (4)		$ 0.66

13	The Annual Report to Security Holders for the fiscal year ended May 31, 2018, attached to this Annual Report on Form 10-K.

14	Code of Ethics, incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the period ending May 31, 2005.
20	Other documents or statements to security holders
	(i)	News from Taylor Devices, Inc. Shareholder Letter, Summer 2018.
21	Subsidiaries of the registrant
	Tayco Realty Corporation is a New York corporation organized on September 8, 1977, owned by the Company.
23	The Consent of Independent Registered Public Accounting Firm precedes the Consolidated Financial Statements.
31	Officer Certifications
	(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Officer Certifications
	(i)	Section 1350 Certification of Chief Executive Officer.
	(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Alan R. Klembczyk	Date:	August 9, 2018
Alan R. Klembczyk
President and Director
(Principal Executive Officer)

and

By:	/s/Mark V. McDonough	Date:	August 9, 2018
Mark V. McDonough
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/John Burgess	By:	/s/Randall L. Clark
	John Burgess, Director		Randall L. Clark, Director
	August 9, 2018		August 9, 2018

By:	/s/F. Eric Armenat
F. Eric Armenat, Director
August 9, 2018

[Lumsden & McCormick, LLP Letterhead]

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of

Taylor Devices, Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K (Commission File Number 0-3498) of Taylor Devices, Inc. of our report dated August 9, 2018 and any reference thereto in the Annual Report to Shareholders for the fiscal year ended May 31, 2018.

We also consent to such incorporation by reference in Registration Statement Nos. 333-114085, 333-133340, 333-155284, 333-184809 and 333-210660 of Taylor Devices, Inc. on Form S-8 of our report dated August 9, 2018.

/s/Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

Buffalo, New York

August 9, 2018

TAYLOR DEVICES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2018

[Lumsden & McCormick, LLP Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Taylor Devices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary (the Company) as of May 31, 2018 and 2017, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1998.

Buffalo, New York

August 9, 2018

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2018		2017

Assets
Current assets:
Cash and cash equivalents		$2,858,323		$3,324,934
Short-term investments		1,039,082		1,022,326
Accounts receivable, net (Note 2)		6,265,864		2,545,773
Inventory (Note 3)		11,317,775		11,488,610
Prepaid expenses		244,643		263,574
Prepaid income taxes		202,519		163,904
Costs and estimated earnings in excess of billings (Note 4)		6,356,963		6,868,393
Total current assets		28,285,169		25,677,514

Maintenance and other inventory, net (Note 5)		885,651		878,779
Property and equipment, net (Note 6)		9,935,625		9,994,716
Cash value of life insurance, net		185,730		180,579
Deferred income taxes (Note 10)		219,115		429,115
	$39,511,290		$37,160,703
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable		$1,460,175		$1,329,321
Accrued commissions		983,260		846,941
Other accrued expenses		1,412,502		832,060
Billings in excess of costs and estimated earnings (Note 4)		2,043,002		1,295,989
Total current liabilities		5,898,939		4,304,311

Stockholders' Equity:
Common stock, $.025 par value, authorized 8,000,000 shares, issued 4,017,139 and 3,990,554 shares		100,428		99,763
Paid-in capital		9,382,202		9,070,278
Retained earnings		26,959,080		26,515,710
	36,441,710		35,685,751
Treasury stock - 550,872 shares at cost		(2,829,359)		(2,829,359)
Total stockholders' equity		33,612,351		32,856,392
	$39,511,290		$37,160,703

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2018	2017

Sales, net (Note 9)	$24,363,967	$25,536,996

Cost of goods sold	18,439,760	17,551,163

Gross profit	5,924,207	7,985,833

Selling, general and administrative expenses	5,276,574	5,065,101

Operating income	647,633	2,920,732

Other income
Interest, net	26,861	38,842
Miscellaneous	1,876	28,003
Total other income	28,737	66,845

Income before provision for income taxes	676,370	2,987,577

Provision for income taxes (Note 10)	233,000	657,000

Net income	$443,370	$2,330,577

Basic earnings per common share (Note 11)	$0.13	$0.68
Diluted earnings per common share (Note 11)	$0.13	$0.66

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

For the years ended May 31, 2018 and 2017
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2016	$98,738	$8,529,542	$24,185,133	$(2,656,184)

Net income for the year ended May 31, 2017	—	—	2,330,577	—

Common stock issued for employee stock option plan (Note 14)	988	338,597	—	(173,175)

Common stock issued for employee stock purchase plan (Note 13)	37	24,446	—	—

Stock options issued for services	—	177,693	—	—

Balance, May 31, 2017	99,763	9,070,278	26,515,710	(2,829,359)

Net income for the year ended May 31, 2018	—	—	443,370	—

Common stock issued for employee stock option plan (Note 14)	619	164,364	—	—

Common stock issued for employee stock purchase plan (Note 13)	46	22,629	—	—

Stock options issued for services	—	124,931	—	—

Balance, May 31, 2018	$100,428	$9,382,202	$26,959,080	$(2,829,359)

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended May 31,	2018	2017

Operating activities:
Net income	$443,370	$2,330,577
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation	995,924	868,609
Stock options issued for services	124,931	177,693
Bad debts expense	—	100,000
Provision for inventory obsolescence	60,000	180,000
Deferred income taxes	210,000	(147,000)
Changes in other current assets and liabilities:
Accounts receivable	(3,720,091)	1,346,441
Inventory	103,963	(2,245,390)
Prepaid expenses	18,931	9,630
Prepaid income taxes	(38,615)	35,173
Costs and estimated earnings in excess of billings	511,430	(1,367,622)
Accounts payable	130,854	(437,696)
Accrued commissions	136,319	163,341
Other accrued expenses	580,442	(1,901,787)
Billings in excess of costs and estimated earnings	747,013	(167,632)
Net operating activities	304,471	(1,055,663)

Investing activities:
Acquisition of property and equipment	(936,833)	(1,868,821)
Increase in short-term investments	(16,756)	(22,326)
Increase in cash value of life insurance	(5,151)	(5,229)
Net investing activities	(958,740)	(1,896,376)

Financing activities:
Proceeds from issuance of common stock	187,658	190,893
Net financing activities	187,658	190,893

Net change in cash and cash equivalents	(466,611)	(2,761,146)

Cash and cash equivalents - beginning	3,324,934	6,086,080
Cash and cash equivalents - ending	$2,858,323	$3,324,934

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

Nature of Operations:

Taylor Devices, Inc. (the Company) manufactures and sells a single group of very similar products that have many different applications for customers. These similar products are included in one of eight categories; namely, Seismic Dampers, Fluidicshoks®, Crane and Industrial Buffers, Self-Adjusting Shock Absorbers, Liquid Die Springs,Vibration Dampers, Machined Springs and Custom Actuators for use in various types of machinery, equipment and structures, primarily to customers which are located throughout the United States and several foreign countries. The products are manufactured at the Company's sole operating facility in the United States where all of the Company's long-lived assets reside. Management does not track or otherwise account for sales broken down by these categories.

74% of the Company's 2018 revenue was generated from sales to customers in the United States and 21% was from sales to customers in Asia. Remaining sales were to customers in other countries in North America, Europe and South America.

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

Short-term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at May 31, 2018 include “available for sale” corporate bonds stated at fair value, which approximates cost. The bonds (13) mature on various dates during the period September 2018 to December 2021. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

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

Revenue Recognition:

Sales are recognized when units are delivered or services are performed. Sales under fixed-price contracts are recorded as deliveries are made at the contract sales price of the units delivered. Sales under certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries, are accounted for under the percentage-of-completion method of accounting whereby revenues are recognized based on estimates of completion prepared on a ratio of cost to total estimated cost basis. Costs include all material and direct and indirect charges related to specific contracts. Other expenses are charged to operations as incurred. Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the revenue and profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion. In the fiscal year ended May 31, 2018, 60% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 40% of revenue was recorded as deliveries were made to our customers. In the fiscal year ended May 31, 2017, 66% of total revenue recognized was accounted for using the percentage-of-completion method of accounting while the remaining 34% of revenue was recorded as deliveries were made to our customers.

For financial statement presentation purposes, the Company nets progress billings against the total costs incurred on uncompleted contracts. The asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

Shipping and Handling Costs:

Shipping and handling costs on incoming inventory items are classified as a component of cost of goods sold, while shipping and handling costs on outgoing shipments to customers are classified as a component of selling, general and administrative expenses. The amounts of these costs classified as a component of selling, general and administrative expenses were $264,696 and $127,796 for the years ended May 31, 2018 and 2017.

Research and Development Costs:

Research and development costs are classified as a component of cost of sales. The amounts of these costs were $263,000 and $903,000 for the years ended May 31, 2018 and 2017.

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

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at May 31, 2018 or 2017. The Company recorded no interest expense or penalties in its consolidated statements of income during the years ended May 31, 2018 and 2017.

The Company believes it is no longer subject to examination by federal and state taxing authorities for years prior to May 31, 2015.

Sales Taxes:

Certain jurisdictions impose a sales tax on Company sales to nonexempt customers. The Company collects these taxes from customers and remits the entire amount as required by the applicable law. The Company excludes from revenues and expenses the tax collected and remitted.

Stock-Based Compensation:

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The stock-based compensation expense for the years ended May 31, 2018 and 2017 was $124,931 and $177,693.

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

Other recently issued Accounting Standards Codification (ASC) guidance has either been implemented or are not significant to the Company.

2. Accounts Receivable:

	2018	2017
Customers	$5,515,848	$1,978,108
Customers - retention	859,771	677,420
Gross accounts receivable	6,375,619	2,655,528
Less allowance for doubtful accounts	109,755	109,755
Net accounts receivable	$6,265,864	$2,545,773

3. Inventory:

	2018	2017
Raw materials	$726,852	$709,174
Work-in-process	9,990,225	10,071,179
Finished goods	700,698	808,257
Gross inventory	11,417,775	11,588,610
Less allowance for obsolescence	100,000	100,000
Net inventory	$11,317,775	$11,488,610

4. Costs and Estimated Earnings on Uncompleted Contracts:

	2018	2017
Costs incurred on uncompleted contracts	$12,512,350	$14,197,223
Estimated earnings	5,157,890	6,071,776
Total costs and estimated earnings	17,670,240	20,268,999
Less billings to date	13,356,279	14,696,595
Costs and estimated earnings not billed	$4,313,961	$5,572,404

Amounts are included in the accompanying balance sheets under the following captions:

	2018	2017
Costs and estimated earnings in excess of billings	$6,356,963	$6,868,393
Billings in excess of costs and estimated earnings	2,043,002	1,295,989
Costs and estimated earnings not billed	$4,313,961	$5,572,404

5. Maintenance and Other Inventory:

	2018	2017
Maintenance and other inventory	$2,287,897	$2,261,892
Less allowance for obsolescence	1,402,246	1,383,113
Maintenance and other inventory, net	$885,651	$878,779

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

The provision for potential inventory obsolescence was $60,000 and $180,000 for the years ended May 31, 2018 and 2017.

6. Property and Equipment:

	2018	2017
Land	$195,220	$195,220
Buildings and improvements	9,342,431	9,342,431
Machinery and equipment	10,302,681	9,466,340
Office furniture and equipment	1,652,711	1,588,219
Autos and trucks	84,256	84,256
Land improvements	455,429	419,429
Gross property and equipment	22,032,728	21,095,895
Less accumulated depreciation	12,097,103	11,101,179
Property and equipment, net	$9,935,625	$9,994,716

Depreciation expense was $995,924 and $868,609 for the years ended May 31, 2018 and 2017.

The Company has commitments to make capital expenditures of approximately $530,000 as of May 31, 2018.

7. Short-Term Borrowings:

The Company has a credit facility with a $10,000,000 demand line of credit from a bank ($6,000,000 at May 31, 2017), with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25%. The line is secured by a negative pledge of the Company's real and personal property. This line of credit is subject to the usual terms and conditions applied by the bank and subject to renewal annually.

There is no amount outstanding under the line of credit at May 31, 2018 or May 31, 2017.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis. Outstanding checks under this arrangement totaled $57,042 and $239,200 as of May 31, 2018 and 2017. These amounts are included in accounts payable.

8. Legal Proceedings:

There are no legal proceedings except for routine litigation incidental to the business.

9. Sales:

The Company manufactures and sells a single group of very similar products that have many different applications for customers. These similar products are included in one of eight categories; namely, Seismic Dampers, Fluidicshoks®, Crane and Industrial Buffers, Self-Adjusting Shock Absorbers, Liquid Die Springs,Vibration Dampers, Machined Springs and Custom Actuators. Management does not track or otherwise account for sales broken down by these categories. Sales of the Company's products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to these three general groups of customers is as follows:

	2018	2017
Construction	$12,192,836	$13,907,139
Aerospace / Defense	10,205,945	10,086,316
Industrial	1,965,186	1,543,541
Sales, net	$24,363,967	$25,536,996

Sales to five customers approximated 49% (14%, 13%, 9%, 7% and 6% respectively) of net sales for 2018. Sales to five customers approximated 44% (14%, 9%, 8%, 7% and 6% respectively) of net sales for 2017.

10. Income Taxes:

	2018	2017
Current tax provision:
Federal	$23,000	$803,200
State	—	800
Total current tax provision	23,000	804,000
Deferred tax provision:
Federal	210,000	(146,500)
State	—	(500)
Total deferred tax provision	210,000	(147,000)
Total tax provision	$233,000	$657,000

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2018	2017
Computed tax provision at the expected statutory rate	$193,500	$1,015,800
State income tax - net of Federal tax benefit	(1,200)	500
Tax effect of permanent differences:
Research tax credits	(110,000)	(273,000)
Tax rate change on deferred taxes	164,000	—
Other permanent differences	(3,700)	(93,700)
Other	(9,600)	7,400
Total tax provision	$233,000	$657,000
Effective income tax rate	34.4%	22.0%

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2018	2017
Deferred tax assets:
Allowance for doubtful receivables	$23,000	$37,400
Tax inventory adjustment	18,800	213,000
Allowance for obsolete inventory	315,500	505,800
Accrued vacation	40,900	77,800
Accrued commissions	14,000	20,900
Warranty reserve	27,600	51,800
Stock options issued for services	223,100	320,100
Total deferred tax assets	662,900	1,226,800
Deferred tax liabilities:
Excess tax depreciation	443,785	797,685
Net deferred tax assets	$219,115	$429,115

In December 2017, the Tax Cuts and Jobs Act (the 2017 Act) became law. It includes a broad range of tax reform proposals affecting businesses, including corporate tax rates, business deductions, and international tax provisions. Among the changes, the 2017 Act reduces the corporate rate from 34% to 21% for periods beginning after December 31, 2017. Because of the rate change, the Company recorded a non-cash write down of deferred tax assets and recognized incremental deferred tax expense of $164,000 during the year ended May 31, 2018.

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible. The Company provides a valuation allowance to the extent that deferred tax assets may not be realized. A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable. The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance. The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced. The Company will need to generate approximately $3.2 million in taxable income in future years in order to realize the deferred tax assets recorded as of May 31, 2018 of $662,900.

The Company and its subsidiary file consolidated Federal and State income tax returns. As of May 31, 2018, the Company had State investment tax credit carryforwards of approximately $369,000 expiring through May 31, 2024.

11.       Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2018	2017
Average common shares outstanding	3,458,049	3,432,112
Common shares issuable under stock option plans	30,876	73,082
Average common shares outstanding assuming dilution	3,488,925	3,505,194

12. Related Party Transactions:

The Company had no related party transactions for the years ended May 31, 2018 and 2017.

13. Employee Stock Purchase Plan:

In March 2004, the Company reserved 295,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan. Participation in the employee stock purchase plan is voluntary for all eligible employees of the Company. Purchase of common shares can be made by employee contributions through payroll deductions. At the end of each calendar quarter, the employee contributions will be applied to the purchase of common shares using a share value equal to the mean between the closing bid and ask prices of the stock on that date. These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan. During the years ended May 31, 2018 and 2017, 1,835 ($11.025 to $13.415 price per share) and 1,498 ($13.835 to $19.58 price per share) common shares, respectively, were issued to employees. As of May 31, 2018, 223,169 shares were reserved for further issue.

14. Stock Option Plans:

In 2015, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options. The incentive stock options qualify for preferential treatment under the Internal Revenue Code. Under this plan, 160,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 95,500 shares have been granted as of May 31, 2018. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.

Using the Black-Scholes option pricing model, the weighted average estimated fair value of each option granted under the plan was $2.86 during 2018 and $3.59 during 2017. The pricing model uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company's stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation model. The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	2018	2017
Risk-free interest rate	2.179%	1.852%
Expected life in years	3.7	3.5
Expected volatility	30%	27%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding - May 31, 2016	243,500	$9.53	$1,745,254
Options granted	49,500	$15.95
Less: options exercised	39,500	$8.60
Outstanding - May 31, 2017	253,500	$10.93	$817,629
Options granted	43,750	$11.15
Less: options exercised	24,750	$6.67
Less: options expired	750	$19.26
Outstanding - May 31, 2018	271,750	$11.33	$304,252

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of the balance sheet dates. The aggregate intrinsic value of outstanding options as of the end of each fiscal year is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the-money at that date (93,000 at May 31, 2018 and 174,000 at May 31, 2017.) The Company's closing stock price was $10.26 and $13.26 as of May 31, 2018 and 2017. As of May 31, 2018, there are 64,500 options available for future grants under the 2015 stock option plan. $164,983 and $339,585 was received from the exercise of share options during the fiscal years ended May 31, 2018 and 2017.

The following table summarizes information about stock options outstanding at May 31, 2018:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price
$2.00-$3.00	10,000	0.9	$2.83
$5.01-$6.00	15,000	2.9	$5.69
$6.01-$7.00	15,750	1.8	$6.34
$7.01-$8.00	20,000	4.9	$7.74
$8.01-$9.00	32,250	5.7	$8.74
$10.01-$11.00	25,000	9.9	$10.30
$11.01-$12.00	20,000	3.9	$11.29
$12.01-$13.00	55,000	7.7	$12.35
$13.01-$14.00	30,000	8.9	$13.80
$16.01-$17.00	30,000	7.9	$16.40
$19.01-$20.00	18,750	8.2	$19.26
$2.00-$20.00	271,750	6.5	$11.33

The following table summarizes information about stock options outstanding at May 31, 2017:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining years of Contractual Life	Weighted Average Exercise Price
$2.00-$3.00	10,000	1.9	$2.83
$5.01-$6.00	25,000	2.7	$5.49
$6.01-$7.00	20,500	2.2	$6.30
$7.01-$8.00	25,000	5.9	$7.74
$8.01-$9.00	37,250	6.7	$8.77
$11.01-$12.00	20,000	4.9	$11.29
$12.01-$13.00	36,250	8.0	$12.39
$13.01-$14.00	30,000	9.9	$13.80
$16.01-$17.00	30,000	8.9	$16.40
$19.01-$20.00	19,500	9.2	$19.26
$2.00-$20.00	253,500	6.5	$10.93

15. Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series. The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

16. Treasury Stock:

Treasury shares are 550,872 at May 31, 2018 and 2017.

17. Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code. The Company matches a percentage of employee voluntary salary deferrals subject to limitations. The Company may also make discretionary contributions as determined annually by the Company's Board of Directors. The amount expensed under the plan was $74,279 and $74,261 for the years ended May 31, 2018 and 2017.

18. Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

The fair values of short-term investments were determined as described in Note 1.

19. Cash Flows Information:

	2018	2017

Interest paid	none	none

Income taxes paid	$61,615	$768,827