Form 10-Q
period 2018-08-31
TAYLOR DEVICES INC
filed 2018-10-11
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

Yes [  ]       No [X]

As of October 2, 2018, there were outstanding 3,467,560 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	August 31,	May 31,
	2018	2018

Assets
Current assets:
Cash and cash equivalents	$7,120,612	$2,858,323
Short-term investments	1,041,894	1,039,082
Accounts receivable, net	4,829,299	6,265,864
Inventory	12,760,275	11,317,775
Costs and estimated earnings in excess of billings	4,261,750	6,356,963
Other current assets	305,828	447,162
Total current assets	30,319,658	28,285,169

Maintenance and other inventory, net	926,018	885,651
Property and equipment, net	9,749,013	9,935,625
Other assets	186,930	185,730
Deferred income taxes	219,115	219,115
	$41,400,734	$39,511,290
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,898,110	$1,460,175
Accrued commissions	926,375	983,260
Billings in excess of costs and estimated earnings	1,845,770	2,043,002
Other current liabilities	2,304,901	1,412,502
Total current liabilities	6,975,156	5,898,939

Stockholders' Equity:
Common stock and additional paid-in capital	9,550,026	9,482,630
Retained earnings	27,704,911	26,959,080
	37,254,937	36,441,710
Treasury stock - at cost	(2,829,359)	(2,829,359)
Total stockholders’ equity	34,425,578	33,612,351
	$41,400,734	$39,511,290

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)
	August 31,
For the three months ended	2018	2017

Sales, net	$7,314,094	$6,567,720

Cost of goods sold	5,007,831	4,950,068

Gross profit	2,306,263	1,617,652

Selling, general and administrative expenses	1,374,617	1,207,568

Operating income	931,646	410,084

Other income (expense), net	(12,814)	3,663

Income before provision for income taxes	918,832	413,747

Provision for income taxes	178,000	112,000

Net income	$740,832	$301,747

Basic and diluted earnings per common share	$0.21	$0.09

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	August 31,
For the three months ended	2018	2017

Operating activities:
Net income	$740,832	$301,747
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	287,014	261,584
Stock options issued for services	57,308	56,497
Changes in other assets and liabilities:
Accounts receivable	1,436,565	(745,914)
Inventory	(381,751)	298,419
Costs and estimated earnings in excess of billings	1,768,704	(1,518,003)
Other current assets	141,334	109,892
Accounts payable	437,935	229,667
Accrued commissions	(56,885)	60,059
Billings in excess of costs and estimated earnings	(172,127)	(31,121)
Other current liabilities	97,686	(5,896)
Net operating activities	4,356,615	(983,069)

Investing activities:
Acquisition of property and equipment	(100,402)	(620,789)
Other investing activities	(4,012)	(3,321)
Net investing activities	(104,414)	(624,110)

Financing activities:
Proceeds from issuance of common stock, net	10,088	119,075

Net change in cash and cash equivalents	4,262,289	(1,488,104)

Cash and cash equivalents - beginning	2,858,323	3,324,934

Cash and cash equivalents - ending	$7,120,612	$1,836,830

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2018 and May 31, 2018, the results of operations for the three months ended August 31, 2018 and 2017, and cash flows for the three months ended August 31, 2018 and 2017. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2018.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the three month periods ended August 31, 2018 and 2017, the net income was divided by 3,466,589 and 3,443,475 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three month periods ended August 31, 2018 are not necessarily indicative of the results to be expected for the full year.

6.	In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as amended, is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2018 (fiscal year 2019 for the Company). Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We adopted ASU 2014-09 on June 1, 2018 using the modified retrospective method, which required the recognition of the cumulative effect of the transition as an adjustment to retained earnings. The Company elected to apply the standard only to open contracts as of June 1, 2018. Based on the application of the changes described above, we recognized a transition adjustment of $4,999, which increased our June 1, 2018 retained earnings. ASU 2014-09 is not expected to have a material impact to net earnings for the year ended May 31, 2019. Refer to Note 8 for additional information.

Other recently issued Accounting Standards Codification (ASC) guidance has either been implemented or are not significant to the Company

7.	Inventory:

	August 31, 2018	May 31, 2018
Raw materials	$714,437	$726,852
Work-in-process	11,393,646	9,990,225
Finished goods	752,192	700,698
Gross inventory	12,860,275	11,417,775
Less allowance for obsolescence	100,000	100,000
Net Inventory	$12,760,275	$11,317,775

8.	Revenue Recognition:

As discussed in Note 6, ASU 2014-09 was adopted on June 1, 2018 using the modified retrospective method, which required the recognition of the cumulative effect of the transition as an adjustment to retained earnings.

Revenue is recognized when, or as, the Company transfers control of promised products or services to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products or services.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts which are, therefore, not distinct. Promised goods or services that are immaterial in the context of the contract are not separately assessed as performance obligations. In the three months ended August 31, 2018, 52% of revenue was recorded for contracts with a single performance obligation that was satisfied within the period. In the three months ended August 31, 2017, 36% of revenue was recorded for contracts with a single performance obligation that was satisfied within the period.

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time, using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. In the three months ended August 31, 2018, 48% of revenue was recorded for contracts in which revenue was recognized over time. In the three months ended August 31, 2017, 64% of revenue was recorded for contracts in which revenue was recognized over time.

We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The cumulative effect of the changes made to our consolidated June 1, 2018 balance sheet for the adoption of ASU 2014-09, were as follows:

Balance Sheet	Balance at May 31, 2018	Adjustments Due to ASU 2014-09	Balance at June 1, 2018
Assets
Inventory	$11,317,775	$1,101,116	$12,418,891
Costs and estimated earnings in excess of billings	$6,356,963	(326,509)	$6,030,454
Liabilities
Billings in excess of costs and estimated earnings	$2,043,002	(25,105)	$2,017,897
Other accrued expenses	$1,412,502	$794,713	$2,207,215
Equity
Retained earnings	$26,959,080	$4,999	$26,964,079

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption of ASU 2014-09 on our consolidated balance sheet and income statement was as follows:

	August 31, 2018
Balance Sheet	As Reported	Effect of Change Higher/(Lower)	Balances Without Adoption of ASU 2014-09
Assets
Inventory	$12,760,275	$1,065,474	$11,694,801
Costs and estimated earnings in excess of billings	$4,261,750	$(352,361)	$4,614,111
Other current assets	$305,828	$(8,000)	$313,828
Liabilities
Other accrued expenses	$2,304,901	$670,313	$1,634,588
Equity
Retained earnings	$27,704,911	$34,800	$27,670,111

	For the Three Months ended August 31, 2018
Income Statement	As Reported	Effect of Change Higher/(Lower)	Balances Without Adoption of ASU 2014-09
Revenues
Sales, net	$7,314,094	$73,443	$7,240,651
Costs and Expenses
Cost of goods sold	$5,007,831	$35,642	$4,972,189
Provision for income taxes	$178,000	$8,000	$170,000

Net income	$740,832	$29,801	$711,031

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2018 and 2017
Increase /
(Decrease)
Sales, net	$746,000
Cost of goods sold	$58,000
Selling, general and administrative expenses	$167,000
Income before provision for income taxes	$505,000
Provision for income taxes	$66,000
Net income	$439,000

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

For the three months ended August 31, 2018 (All figures discussed are for the three months ended August 31, 2018 as compared to the three months ended August 31, 2017).

	Three months ended August 31		Change
	2018	2017	Amount	Percent
Net Revenue	$7,314,000	$6,568,000	$746,000	11%
Cost of sales	5,008,000	4,950,000	58,000	1%
Gross profit	$2,306,000	$1,618,000	$688,000	43%
… as a percentage of net revenues	32%	25%

The Company's consolidated results of operations showed an 11% increase in net revenues and an increase in net income of 145%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 17% less than the level recorded in the prior year. We had 27 Projects in process during the current period compared with 34 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 62% more than the level recorded in the prior year. Total sales within the U.S. increased 37% from the same period last year. Total sales to Asia decreased 54% from the same period of the prior year. Sales decreases were recorded over the same period last year to customers involved in construction of buildings and bridges (3%), as well as to industrial customers (19%). There was a substantial increase in sales to customers in aerospace / defense (43%). Please refer to the charts, below, which show the breakdown of sales. The gross profit as a percentage of net revenue of 32% in the current period is an improvement from the same period of the prior year (25%). The increase in gross profit as a percentage of net revenue is primarily due to a shift in the product / customer mix noted above. The Company generally realizes a greater gross margin on domestic and aerospace / defense sales than it does on exports and construction sales.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended August 31
	2018	2017
Industrial	6%	9%
Construction	50%	57%
Aerospace / Defense	44%	34%

At August 31, 2017, the Company had 141 open sales orders in our backlog with a total sales value of $21.6 million. At August 31, 2018, the Company has 16% fewer open sales orders in our backlog (118 orders), and the total sales value is $22.6 million.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the three month periods ended August 31, 2018 and August 31, 2017 is as follows:

	Three months ended August 31
	2018	2017
USA	84%	68%
Asia	11%	28%
Other	5%	4%

Selling, General and Administrative Expenses

	Three months ended August 31		Change
	2018	2017	Amount	Percent
Outside Commissions	$349,000	$281,000	$68,000	24%
Other SG&A	1,026,000	927,000	99,000	11%
Total SG&A	$1,375,000	$1,208,000	$167,000	14%
… as a percentage of net revenues	19%	18%

Selling, general and administrative expenses increased by 14% from the prior year. Outside commission expense increased by 24% from last year's level. This increase is due to an increase in domestic commissionable sales from last year’s level. Other selling, general and administrative expenses increased 11% from last year to this. This increase is primarily due to an increase in marketing expenses along with an increase in freight charges incurred for shipments to customers.

The above factors resulted in operating income of $932,000 for the three months ended August 31, 2018, 127% more than the $410,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC. The Company recognized $57,000 and $56,000 of compensation cost for the three month periods ended August 31, 2018 and 2017.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	August 2018	August 2017
Risk-free interest rate:	2.625%	2.250%
Expected life of the options:	3.7 years	3.6 years
Expected share price volatility:	31%	28%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$3.18	$3.01

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the three month period ended August 31, 2018 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2018:	271,750	$11.33
Options granted:	18,000	$11.79
Options exercised:	750	$7.04
Options outstanding and exercisable at August 31, 2018:	289,000	$11.37
Closing value per share on NASDAQ at August 31, 2018:		$11.73

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the three months ended August 31, 2018 were $100,000 compared to $621,000 in the same period of the prior year. As of August 31, 2018, the Company has commitments for capital expenditures totaling $120,000 during the next twelve months.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Effective August 30, 2017, the Company replaced its bank credit facility with a $10,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25%. There is no balance outstanding as of August 31, 2018 or as of May 31, 2018. The line is unsecured and includes a negative pledge of the Company’s real property. This line of credit is subject to the usual terms and conditions applied by the bank, is subject to renewal annually, and is not subject to an express requirement on the bank’s part to lend.

Inventory and Maintenance Inventory
	August 31, 2018		May 31, 2018		Increase /(Decrease)
Raw materials	$714,000		$727,000		$(13,000)	-2%
Work-in-process	11,394,000		9,990,000		1,404,000	14%
Finished goods	652,000		600,000		52,000	9%
Inventory	12,760,000	93%	11,317,000	93%	1,443,000	13%
Maintenance and other inventory	926,000	7%	886,000	7%	40,000	5%
Total	$13,686,000	100%	$12,203,000	100%	$1,483,000	12%

Inventory turnover	1.5		1.5

NOTE: Inventory turnover is annualized for the three month period ended August 31, 2018.

Inventory, at $12,760,000 as of August 31, 2018, is $1,443,000, or 13%, more than the prior year-end level of $11,317,000. Almost three-quarters of this increase is attributable to the adoption of ASU 2014-09, as noted above in note 8 to the financial statements. The effect of this adoption on the level of inventory is expected to reverse within this fiscal year as product is shipped to our customers in the affected sales contracts. Approximately 89% of the current inventory is work in process, 5% is finished goods, and 6% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $40,000 and $45,000 for each of the three month periods ended August 31, 2018 and 2017. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	August 31, 2018	May 31, 2018	Increase /(Decrease)
Accounts receivable	$4,829,000	$6,266,000	$(1,437,000)	-23%
CIEB	4,262,000	6,357,000	(2,095,000)	-33%
Less: BIEC	1,846,000	2,043,000	(197,000)	-10%
Net	$7,245,000	$10,580,000	$(3,335,000)	-32%

Number of an average day’s sales outstanding in accounts receivable	59	88

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $4,829,000 as of August 31, 2018 includes approximately $1,292,000 of amounts retained by customers on Projects. It also includes $110,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2018 of $6,266,000 included an Allowance of $110,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) decreased significantly from 88 days at May 31, 2018 to 59 at August 31, 2018. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the first quarter of the current fiscal year is 14% more than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is 23% less than the level at the end of the prior year. The significant decrease in the level of accounts receivable combined with the increase in the level of an average day’s sales caused the DSO to decrease from last year end to this quarter-end. The primary reasons for the decrease in the level of accounts receivable from last year end to this quarter-end was significantly lower billings for Projects in August 2018 ($1.3 million) compared to May 2018 ($2.6 million). It is expected that amounts retained by customers under contracts will be released in the normal course of the business in accordance with the related contracts. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $4,262,000 balance in this account at August 31, 2018 is 33% less than the prior year-end balance. This decrease is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 37% of the CIEB balance as of the end of the last fiscal quarter, May 31, 2018, was billed to those customers in the current fiscal quarter ended August 31, 2018. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	August 31, 2018	May 31, 2018
Costs	$7,372,000	$9,939,000
Estimated Earnings	2,597,000	3,529,000
Less: Billings to customers	5,707,000	7,111,000
CIEB	$4,262,000	$6,357,000
Number of Projects in progress	13	19

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $1,846,000 balance in this account at August 31, 2018 is down 10% from the $2,043,000 balance at the end of the prior year.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	August 31, 2018	May 31, 2018
Billings to customers	$5,827,000	$6,246,000
Less: Costs	2,902,000	2,574,000
Less: Estimated Earnings	1,079,000	1,629,000
BIEC	$1,846,000	$2,043,000
Number of Projects in progress	7	7

Summary of factors affecting the balances in CIEB and BIEC:

	August 31, 2018	May 31, 2018
Number of Projects in progress	20	26
Aggregate percent complete	51%	72%
Average total sales value of Projects in progress	$1,290,000	$942,000
Percentage of total value invoiced to customer	45%	55%

The Company's backlog of sales orders at August 31, 2018 is $22.6 million, down slightly from the $23.1 million at the end of the prior year. $11.9 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,898,000 as of August 31, 2018, is 30% more than the prior year-end. This increase is due to significant inventory purchases in August in support of some large projects in California. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of August 31, 2018 are $926,000, down 6% from the $983,000 accrued at the prior year-end. Other current liabilities increased significantly from the prior year-end, to $2,305,000. This increase is primarily due to increases in 1.) customer advance payments and 2.) accrued tax obligations. The increase in accrued taxes is due to more sales orders subject to state sales tax. The increase in customer advance payments is attributable to the adoption of ASU 2014-09, as noted above in note 8 to the financial statements. The effect of this adoption on the level of customer advance payments is expected to reverse within this fiscal year as product is shipped to our customers in the affected sales contracts. The Company expects the current accrued amounts to be paid during the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2018 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)        Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended August 31, 2018 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended August 31, 2018

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

June 1, 2018 -
		June 30, 2018	-	-	-	-

July 1, 2018 -
		July 31, 2018	-	-	-	-

August 1, 2018 -
		August 31, 2018	-	-	-	-

		Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary (the Company) as of August 31, 2018, and the related condensed consolidated statements of income for the three months ended August 31, 2018 and 2017 and cash flows for the three months ended August 31, 2018 and 2017, and the related notes (collectively referred to as the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of May 31, 2018, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 9, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company's management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Lumsden & McCormick, LLP

Buffalo, New York

October 4, 2018

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	October 4, 2018	/s/Alan R. Klembczyk
Alan R. Klembczyk President (Principal Executive Officer)

Date:	October 4, 2018	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer