Form 10-Q
period 2019-08-31
TAYLOR DEVICES INC
filed 2019-09-26
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-3498

TAYLOR DEVICES INC

(Exact name of registrant as specified in its charter)

New York	16-0797789

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Taylor Drive, North Tonawanda, New York	14120

(Address of principal executive offices)	(Zip Code)

716-694-0800

(Registrant’s telephone number, including area code)

NOT APPLICABLE

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of September 23, 2019, there were outstanding 3,478,866 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	August 31,	May 31,
	2019	2019

Assets
Current assets:
Cash and cash equivalents	$6,730,639	$5,071,822
Short-term investments	1,060,094	1,055,591
Accounts receivable, net	6,846,521	5,279,302
Inventory	11,261,923	11,239,331
Costs and estimated earnings in excess of billings	4,499,288	7,572,490
Other current assets	505,680	549,177
Total current assets	30,904,145	30,767,713

Maintenance and other inventory, net	745,900	731,877
Property and equipment, net	9,109,963	9,317,442
Other assets	191,931	190,749
Deferred income taxes	189,115	189,115
	$41,141,054	$41,196,896
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,406,019	$1,402,692
Accrued commissions	1,003,970	1,309,358
Billings in excess of costs and estimated earnings	235,280	633,703
Other current liabilities	1,763,522	1,532,271
Total current liabilities	4,408,791	4,878,024

Stockholders' Equity:
Common stock and additional paid-in capital	9,698,441	9,639,627
Retained earnings	29,863,181	29,508,604
	39,561,622	39,148,231
Treasury stock - at cost	(2,829,359)	(2,829,359)
Total stockholders’ equity	36,732,263	36,318,872
	$41,141,054	$41,196,896

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)
	August 31,
For the three months ended	2019	2018

Sales, net	$5,708,639	$7,314,094

Cost of goods sold	4,025,762	5,007,831

Gross profit	1,682,877	2,306,263

Selling, general and administrative expenses	1,290,531	1,374,617

Operating income	392,346	931,646

Other income (expense), net	37,231	(12,814)

Income before provision for income taxes	429,577	918,832

Provision for income taxes	75,000	178,000

Net income	$354,577	$740,832

Basic and diluted earnings per common share	$0.10	$0.21

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	August 31,
For the three months ended	2019	2018

Operating activities:
Net income	$354,577	$740,832
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	280,398	287,014
Stock options issued for services	55,437	57,308
Changes in other assets and liabilities:
Accounts receivable	(1,567,219)	1,436,565
Inventory	(36,615)	(381,751)
Costs and estimated earnings in excess of billings	3,073,202	1,768,704
Other current assets	43,497	141,334
Accounts payable	3,327	437,935
Accrued commissions	(305,388)	(56,885)
Billings in excess of costs and estimated earnings	(398,423)	(172,127)
Other current liabilities	231,251	97,686
Net operating activities	1,734,044	4,356,615

Investing activities:
Acquisition of property and equipment	(72,919)	(100,402)
Other investing activities	(5,685)	(4,012)
Net investing activities	(78,604)	(104,414)

Financing activities:
Proceeds from issuance of common stock, net	3,377	10,088

Net change in cash and cash equivalents	1,658,817	4,262,289

Cash and cash equivalents - beginning	5,071,822	2,858,323

Cash and cash equivalents - ending	$6,730,639	$7,120,612

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2019 and May 31, 2019, the results of operations for the three months ended August 31, 2019 and 2018, and cash flows for the three months ended August 31, 2019 and 2018. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2019.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the three month periods ended August 31, 2019 and 2018, the net income was divided by 3,478,636 and 3,466,589 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three month periods ended August 31, 2019 are not necessarily indicative of the results to be expected for the full year.

6.	Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company

7.	Inventory:

Inventory	August 31, 2019	May 31, 2019
Raw materials	$660,019	$679,018
Work-in-process	9,979,559	9,905,495
Finished goods	722,345	754,818
Gross inventory	11,361,923	11,339,331
Less allowance for obsolescence	100,000	100,000
Net inventory	$11,261,923	$11,239,331

8.	Revenue Recognition:

FASB Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, was adopted on June 1, 2018 using the modified retrospective method, which required the recognition of the cumulative effect of the transition as an adjustment to retained earnings. We recognized a transition adjustment of $4,999, which increased our June 1, 2018 retained earnings.

Revenue is recognized (generally at fixed prices) when, or as, the Company transfers control of promised products or services to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products or services.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts which are, therefore, not distinct. Promised goods or services that are immaterial in the context of the contract are not separately assessed as performance obligations. In the three months ended August 31, 2019, 42% of revenue was recorded for contracts with a single performance obligation that was satisfied within the period. In the three months ended August 31, 2018, 52% of revenue was recorded for contracts with a single performance obligation that was satisfied within the period.

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year), using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. In the three months ended August 31, 2019, 58% of revenue was recorded for contracts in which revenue was recognized over time. In the three months ended August 31, 2018, 48% of revenue was recorded for contracts in which revenue was recognized over time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of August 31, 2019 and May 31, 2019, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2019 and 2018
Increase /
(Decrease)
Sales, net	$(1,605,000)
Cost of goods sold	$(982,000)
Selling, general and administrative expenses	$(84,000)
Income before provision for income taxes	$(489,000)
Provision for income taxes	$(103,000)
Net income	$(386,000)

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

For the three months ended August 31, 2019 (All figures discussed are for the three months ended August 31, 2019 as compared to the three months ended August 31, 2018).

	Three months ended August 31		Change
	2019	2018	Amount	Percent
Net Revenue	$5,709,000	$7,314,000	$(1,605,000)	-22%
Cost of sales	4,026,000	5,008,000	(982,000)	-20%
Gross profit	$1,683,000	$2,306,000	$(623,000)	-27%
… as a percentage of net revenues	29%	32%

The Company's consolidated results of operations showed a 22% decrease in net revenues and a decrease in net income of 52%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 6% less than the level recorded in the prior year. The Company had 27 Projects in process during the current period as well as during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 36% less than the level recorded in the prior year. Total sales within the U.S. decreased 27% from the same period last year. Total sales to Asia increased 3% from the same period of the prior year. Sales decreases were recorded over the same period last year to customers involved in construction of buildings and bridges (5%), as well as to customers in aerospace / defense (47%). There was an increase in sales to industrial customers (20%). Sales to customers in aerospace / defense in the same period last year were higher than typical for the Company. The fluctuation from the prior year is due to the natural delivery cycle of mature military and aerospace products that inherently have temporary gaps in their production schedules as well as accommodating customer requests for earlier deliveries prior to this quarter. Recent sales orders from customers in aerospace / defense that are included in our sales order backlog as of August 31, 2019 are expected to have a positive impact on aerospace / defense sales in future periods this fiscal year. Please refer to the charts, below, which show the breakdown of sales. The gross profit as a percentage of net revenue of 29% in the current period is slightly less than the same period of the prior year (32%). The decrease in gross profit as a percentage of net revenue is primarily due to a shift in the product / customer mix noted above. The Company generally realizes a greater gross margin on domestic and aerospace / defense sales than it does on exports and construction sales.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended August 31
	2019	2018
Industrial	10%	6%
Construction	60%	50%
Aerospace / Defense	30%	44%

At August 31, 2018, the Company had 118 open sales orders in its backlog with a total sales value of $22.6 million. At August 31, 2019, the Company has slightly more open sales orders in its backlog (124 orders), and the total sales value is $18.3 million.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the three month periods ended August 31, 2019 and August 31, 2018, is as follows:

	Three months ended August 31
	2019	2018
USA	78%	84%
Asia	15%	11%
Other	7%	5%

Selling, General and Administrative Expenses

	Three months ended August 31		Change
	2019	2018	Amount	Percent
Outside Commissions	$252,000	$349,000	$(97,000)	-28%
Other SG&A	1,039,000	1,026,000	13,000	1%
Total SG&A	$1,291,000	$1,375,000	$(84,000)	-6%
… as a percentage of net revenues	23%	19%

Selling, general and administrative expenses decreased by 6% from the prior year. Outside commission expense decreased by 28% from last year's level. This decrease is due to a decrease in domestic commissionable sales from last year’s level. Other selling, general and administrative expenses increased 1% from last year to this.

The above factors resulted in operating income of $392,000 for the three months ended August 31, 2019, 58% less than the $932,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC. The Company recognized $55,000 and $57,000 of compensation cost for the three month periods ended August 31, 2019 and 2018.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	August 2019	August 2018
Risk-free interest rate:	1.750%	2.625%
Expected life of the options:	3.8 years	3.7 years
Expected share price volatility:	30%	31%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$2.84	$3.18

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the three month period ended August 31, 2019 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2019:	224,000	$11.71
Options granted:	19,500	$11.02
Less: Options expired:	12,000	$14.34
Options outstanding and exercisable at August 31, 2019:	231,500	$11.52
Closing value per share on NASDAQ at August 31, 2019:		$10.82

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the three months ended August 31, 2019 were $73,000 compared to $100,000 in the same period of the prior year. As of August 31, 2019, the Company has commitments for capital expenditures totaling $180,000 during the next twelve months.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Inventory and Maintenance Inventory

	August 31, 2019		May 31, 2019		Increase /(Decrease)
Raw materials	$660,000		$679,000		$(19,000)	-3%
Work-in-process	9,980,000		9,905,000		75,000	1%
Finished goods	622,000		655,000		(33,000)	-5%
Inventory	11,262,000	94%	11,239,000	94%	23,000	—
Maintenance and other inventory	746,000	6%	732,000	6%	14,000	2%
Total	$12,008,000	100%	$11,971,000	100%	$37,000	—

Inventory turnover	1.3		2.0

NOTE: Inventory turnover is annualized for the three month period ended August 31, 2019.

Inventory, at $11,262,000 as of August 31, 2019, is $23,000 more than the prior year-end level of $11,239,000. Approximately 88% of the current inventory is work in process, 6% is finished goods, and 6% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $45,000 and 40,000 for the three month periods ended August 31, 2019 and 2018. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	August 31, 2019	May 31, 2019	Increase /(Decrease)
Accounts receivable	$6,847,000	$5,279,000	$1,568,000	30%
CIEB	4,499,000	7,572,000	(3,073,000)	-41%
Less: BIEC	235,000	634,000	(399,000)	-63%
Net	$11,111,000	$12,217,000	$(1,106,000)	-9%

Number of an average day’s sales outstanding in accounts receivable	108	53

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $6,847,000 as of August 31, 2019 includes approximately $980,000 of amounts retained by customers on Projects. It also includes $110,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2019 of $5,279,000 included an Allowance of $110,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased significantly from 53 days at May 31, 2019 to 108 at August 31, 2019. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the first quarter of the current fiscal year is 37% less than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is 30% more than the level at the end of the prior year. The significant increase in the level of accounts receivable combined with the decrease in the level of an average day’s sales caused the DSO to increase from last year end to this quarter-end. The primary reasons for the increase in the level of accounts receivable from last year end to this quarter-end was significantly higher billings for Projects in July and August 2019 ($4.3 million) compared to April and May 2019 ($3.1 million). It is expected that amounts retained by customers under contracts will be released in the normal course of the business in accordance with the related contracts. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $4,499,000 balance in this account at August 31, 2019 is 41% less than the prior year-end balance. This decrease is the result of normal flow of the Projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 61% of the CIEB balance as of the end of the last fiscal quarter, May 31, 2019, was billed to those customers in the current fiscal quarter ended August 31, 2019. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	August 31, 2019	May 31, 2019
Costs	$14,727,000	$15,035,000
Estimated Earnings	4,782,000	4,815,000
Less: Billings to customers	15,010,000	12,278,000
CIEB	$4,499,000	$7,572,000
Number of Projects in progress	17	18

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $235,000 balance in this account at August 31, 2019 is down 63% from the $634,000 balance at the end of the prior year.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings,” discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	August 31, 2019	May 31, 2019
Billings to customers	$3,468,000	$3,910,000
Less: Costs	1,713,000	1,565,000
Less: Estimated Earnings	1,520,000	1,711,000
BIEC	$235,000	$ 634 ,000
Number of Projects in progress	3	4

Summary of factors affecting the balances in CIEB and BIEC:

	August 31, 2019	May 31, 2019
Number of Projects in progress	20	22
Aggregate percent complete	82%	77%
Average total sales value of Projects in progress	$1,368,000	$1,358,000
Percentage of total value invoiced to customer	68%	54%

The Company's backlog of sales orders at August 31, 2019 is $18.3 million, up 38% from the $13.3 million at the end of the prior year. $4.6 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,406,000 as of August 31, 2019, is slightly more than the prior year-end. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of August 31, 2019 are $1,004,000, down 23% from the $1,309,000 accrued at the prior year-end. Other current liabilities increased 15% from the prior year-end, to $1,764,000. This increase is primarily due to an increase in customer advance payments. The Company expects the current accrued amounts to be paid or applied during the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2019 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)        Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended August 31, 2019 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended August 31, 2019

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

June 1, 2019 -
		June 30, 2019	-	-	-	-

July 1, 2019 -
		July 31, 2019	-	-	-	-

August 1, 2019 -
		August 31, 2019	-	-	-	-

		Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary (the Company) as of August 31, 2019, and the related condensed consolidated statements of income for the three months ended August 31, 2019 and 2018 and cash flows for the three months ended August 31, 2019 and 2018, and the related notes (collectively referred to as the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of May 31, 2019, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 2, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

September 26, 2019

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	September 26, 2019	/s/Timothy J. Sopko
Timothy J. Sopko Chief Executive Officer (Principal Executive Officer)

Date:	September 26, 2019	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer