Form 10-Q
period 2019-11-30
TAYLOR DEVICES INC
filed 2019-12-27
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Yes ☐ No ☒

As of December 23, 2019, there were outstanding 3,479,195 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

 Table of Contents

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30,	May 31,
	2019	2019

Assets
Current assets:
Cash and cash equivalents	$12,121,342	$5,071,822
Short-term investments	1,060,094	1,055,591
Accounts receivable, net	6,347,677	5,279,302
Inventory	10,803,593	11,239,331
Costs and estimated earnings in excess of billings	3,050,415	7,572,490
Other current assets	312,712	549,177
Total current assets	33,695,833	30,767,713

Maintenance and other inventory, net	753,298	731,877
Property and equipment, net	9,074,067	9,317,442
Other assets	193,362	190,749
Deferred income taxes	189,115	189,115
Total assets	$43,905,675	$41,196,896
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,931,256	$1,402,692
Accrued commissions	847,171	1,309,358
Billings in excess of costs and estimated earnings	2,321,260	633,703
Other current liabilities	1,153,243	1,532,271
Total current liabilities	6,252,930	4,878,024

Stockholders' Equity:
Common stock and additional paid-in capital	9,701,917	9,639,627
Retained earnings	30,780,187	29,508,604
Stockholders’ equity before treasury stock	40,482,104	39,148,231
Treasury stock - at cost	(2,829,359)	(2,829,359)
Total stockholders’ equity	37,652,745	36,318,872
Total liabilities and stockholders’ equity	$43,905,675	$41,196,896

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2019	2018	2019	2018

Sales, net	$7,702,425	$9,479,159	$13,411,064	$16,793,253

Cost of goods sold	5,060,703	7,329,815	9,086,465	12,337,646

Gross profit	2,641,722	2,149,344	4,324,599	4,455,607

Selling, general and administrative expenses	1,526,327	1,719,418	2,816,858	3,094,035

Operating income	1,115,395	429,926	1,507,741	1,361,572

Other income, net	26,611	26,591	63,842	13,777

Income before provision for income taxes	1,142,006	456,517	1,571,583	1,375,349

Provision for income taxes	225,000	81,000	300,000	259,000

Net income	$917,006	$375,517	$1,271,583	$1,116,349

Basic and diluted earnings per common share	$0.26	$0.11	$0.37	$0.32

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	November 30,
For the six months ended	2019	2018

Operating activities:
Net income	$1,271,583	$1,116,349
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	560,796	555,967
Stock options issued for services	55,437	57,308
Changes in other assets and liabilities:
Accounts receivable	(1,068,375)	1,271,944
Inventory	414,317	352,476
Costs and estimated earnings in excess of billings	4,522,075	77,048
Other current assets	236,465	(34,718)
Accounts payable	528,564	659,370
Accrued commissions	(462,187)	(13,612)
Billings in excess of costs and estimated earnings	1,687,557	(1,224,319)
Other current liabilities	(379,028)	(388,793)
Net operating activities	7,367,204	2,429,020

Investing activities:
Acquisition of property and equipment	(317,421)	(325,754)
Other investing activities	(7,116)	(11,547)
Net investing activities	(324,537)	(337,301)

Financing activities:
Proceeds from issuance of common stock, net	6,853	14,334

Net change in cash and cash equivalents	7,049,520	2,106,053

Cash and cash equivalents - beginning	5,071,822	2,858,323

Cash and cash equivalents - ending	$12,121,342	$4,964,376

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2019 and May 31, 2019, the results of operations for the three and six months ended November 30, 2019 and 2018, and cash flows for the six months ended November 30, 2019 and 2018. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2019.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the six month periods ended November 30, 2019 and 2018, the net income was divided by 3,478,795 and 3,467,002 respectively, which is net of the Treasury shares, to calculate the net income per share. For the three month periods ended November 30, 2019 and 2018, the net income was divided by 3,478,716 and 3,466,796 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three and six month periods ended November 30, 2019 are not necessarily indicative of the results to be expected for the full year.

6.	Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

7.	Inventory:

Inventory	November 30, 2019	May 31, 2019
Raw materials	$1,765,641	$679,018
Work-in-process	8,862,271	9,905,495
Finished goods	275,681	754,818
Gross inventory	10,903,593	11,339,331
Less allowance for obsolescence	100,000	100,000
Net inventory	$10,803,593	$11,239,331

8.	Revenue Recognition:

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time, generally less than one year, using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the six months ended November 30, 2019, 60% of revenue was recorded for contracts in which revenue was recognized over time; 40% was recognized at a point in time. In the six months ended November 30, 2018, 53% of revenue was recorded for contracts in which revenue was recognized over time; 47% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of November 30, 2019 and May 31, 2019, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2019 and 2018
Increase /
(Decrease)
Sales, net	$(3,382,000)
Cost of goods sold	$(3,252,000)
Selling, general and administrative expenses	$(277,000)
Income before provision for income taxes	$196,000
Provision for income taxes	$41,000
Net income	$155,000

Sales under certain fixed-price contracts, in which the product has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date, inclusive of profit, are accounted for under the percentage-of-completion method of accounting whereby revenues are recognized based on estimates of completion prepared on a ratio of cost to total estimated cost basis. Costs include all material and direct and indirect charges related to specific contracts.

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

For the six months ended November 30, 2019 (All figures discussed are for the six months ended November 30, 2019 as compared to the six months ended November 30, 2018).

	Six months ended November 30		Change
	2019	2018	Amount	Percent
Net Revenue	$13,411,000	$16,793,000	$(3,382,000)	-20%
Cost of sales	9,086,000	12,338,000	(3,252,000)	-26%
Gross profit	$4,325,000	$4,455,000	$(130,000)	-3%
… as a percentage of net revenues	32%	27%

The Company's consolidated results of operations showed a 20% decrease in net revenues and an increase in net income of 14%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 10% less than the level recorded in the prior year. We had 33 Projects in process during the current period compared with 34 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 32% less than the level recorded in the prior year. Total sales within the U.S. decreased 20% from the same period last year. Total sales to Asia decreased 39% from the same period of the prior year. Sales decreases were recorded over the same period last year to customers involved in construction of buildings and bridges (20%), as well as in sales to customers in aerospace / defense (25%). There was an increase in sales to industrial customers (12%). The negative fluctuation in aerospace / defense sales from the prior year all occurred in the first quarter and is due to the natural delivery cycle of mature military and aerospace products that inherently have temporary gaps in their production schedules as well as accommodating customer requests for earlier deliveries prior to last quarter. This YTD decrease accounted for half of the drop in domestic sales. Recently developed opportunities in aerospace / defense assisted in mitigating the negative impact. Shipments on current sales orders for customers in aerospace / defense resumed, as scheduled, in the second quarter. Decreases in revenue from sales to construction customers accounted for the YTD drop in sales to Asia, all occurring in the second quarter, as well as half of the YTD decrease in domestic sales, nearly all occurring in the second quarter. Asian sales are hindered by tariffs as well as strong competition from local manufacturers. The decrease in sales to domestic construction customers has been affected by unanticipated delays in the start of various projects. Competing technologies used in domestic construction with lower initial-costs are expected to continue to have a negative impact on the use of our products in new buildings. However, efforts continue to enact performance based design legislation to require a building to be able to be occupied following a significant seismic event. Our products are designed to provide this level of protection and demand for them would be expected to increase following such an upgrade in domestic building codes.

The gross profit as a percentage of net revenue of 32% in the current period is slightly higher than the 27% recorded in the same period of the prior year. The increase in gross profit as a percentage of revenue is primarily due to improved margins realized on domestic construction Projects.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Six months ended November 30
	2019	2018
Industrial	8%	6%
Construction	60%	60%
Aerospace / Defense	32%	34%

At November 30, 2018, the Company had 130 open sales orders in our backlog with a total sales value of $18.0 million. At November 30, 2019, the Company has slightly more open sales orders in our backlog (132 orders), and the total sales value is $17.1 million.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the six month periods ended November 30, 2019 and November 30, 2018 is as follows:

	Six months ended November 30
	2019	2018
USA	84%	84%
Asia	9%	11%
Other	7%	5%

Selling, General and Administrative Expenses

	Six months ended November 30		Change
	2019	2018	Amount	Percent
Outside Commissions	$605,000	$977,000	$(372,000)	-38%
Other SG&A	2,212,000	2,117,000	95,000	4%
Total SG&A	$2,817,000	$3,094,000	$(277,000)	-9%
… as a percentage of net revenues	21%	18%

Selling, general and administrative expenses decreased by 9% from the prior year. Outside commission expense decreased by 38% from last year's level due to lower levels of commissionable sales. Other selling, general and administrative expenses increased 4% from last year to this year.

The above factors resulted in operating income of $1,508,000 for the six months ended November 30, 2019, 11% more than the $1,362,000 in the same period of the prior year.

Summary comparison of the three months ended November 30, 2019 and 2018
Increase /
(Decrease)
Sales, net	$(1,777,000)
Cost of goods sold	$(2,269,000)
Selling, general and administrative expenses	$(193,000)
Income before provision for income taxes	$685,000
Provision for income taxes	$144,000
Net income	$541,000

For the three months ended November 30, 2019 (All figures discussed are for the three months ended November 30, 2019 as compared to the three months ended November 30, 2018).

	Three months ended November 30		Change
	2019	2018	Amount	Percent
Net Revenue	$7,702,000	$9,479,000	$(1,777,000)	-19%
Cost of sales	5,061,000	7,330,000	(2,269,000)	-31%
Gross profit	$2,641,000	$2,149,000	$492,000	23%
… as a percentage of net revenues	34%	23%

The Company's consolidated results of operations showed a 19% decrease in net revenues and an increase in net income of 144%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 12% less than the level recorded in the prior year. We had 26 Projects in process during the current period as well as during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 27% less than the level recorded in the prior year. Total sales within the U.S. decreased 15% from the same period last year. Total sales to Asia decreased 72% from the same period of the prior year. Sales decreases recorded over the same period last year to customers involved in construction of buildings and bridges (29%), were slightly offset by increases in sales to industrial customers (1%) and customers in aerospace / defense (3%). Decreases in revenue from sales to construction customers accounted for the drop in domestic sales as well as the decline in sales to Asia. Please refer to the charts, below, which show the breakdown of sales. The gross profit as a percentage of net revenue of 34% in the current period is significantly higher than the 23% recorded in the same period of the prior year. The increase in gross profit as a percentage of revenue is primarily due to improved margins realized on domestic construction Projects.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended November 30
	2019	2018
Industrial	7%	5%
Construction	59%	68%
Aerospace / Defense	34%	27%

Net revenue by geographic region, as a percentage of total net revenue for the three month periods ended November 30, 2019 and November 30, 2018 is as follows:

	Three months ended November 30
	2019	2018
USA	88%	84%
Asia	4%	11%
Other	8%	5%

Selling, General and Administrative Expenses

	Three months ended November 30		Change
	2019	2018	Amount	Percent
Outside Commissions	$353,000	$627,000	$(274,000)	-44%
Other SG&A	1,173,000	1,092,000	81,000	7%
Total SG&A	$1,526,000	$1,719,000	$(193,000)	-11%
… as a percentage of net revenues	20%	18%

Selling, general and administrative expenses decreased by 11% from the prior year. Outside commission expense decreased by 44% from last year's level due to lower levels of commissionable sales. Other selling, general and administrative expenses increased 7% from last year to this year.

The above factors resulted in operating income of $1,115,000 for the three months ended November 30, 2019, significantly more than the $430,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC. The Company recognized $55,000 and $57,000 of compensation cost for the six month periods ended November 30, 2019 and 2018.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	November 2019	November 2018
Risk-free interest rate:	1.750%	2.625%
Expected life of the options:	3.8 years	3.7 years
Expected share price volatility:	30%	31%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$2.84	$3.18

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the six month period ended November 30, 2019 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2019:	224,000	$11.71
Options granted:	19,500	$11.02
Options expired:	12,000	$14.34
Options outstanding and exercisable at November 30, 2019:	231,500	$11.52
Closing value per share on NASDAQ at November 30, 2019:		$10.68

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the six months ended November 30, 2019 were $317,000 compared to $326,000 in the same period of the prior year. As of November 30, 2019, the Company has commitments for capital expenditures totaling $600,000 during the next twelve months. These costs are primarily related to acquisition of new equipment used to manufacture components.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Inventory and Maintenance Inventory

	November 30, 2019		May 31, 2019		Increase /(Decrease)
Raw materials	$1,766,000		$679,000		$1,087,000	160%
Work-in-process	8,862,000		9,905,000		(1,043,000)	-11%
Finished goods	176,000		655,000		(479,000)	-73%
Inventory	10,804,000	93%	11,239,000	94%	(435,000)	-4%
Maintenance and other inventory	753,000	7%	732,000	6%	21,000	3%
Total	$11,557,000	100%	$11,971,000	100%	$(414,000)	-3%

Inventory turnover	1.5		2.0

NOTE: Inventory turnover is annualized for the six month period ended November 30, 2019.

Inventory, at $10,804,000 as of November 30, 2019, is $435,000, or 4%, less than the prior year-end level of $11,239,000. Approximately 82% of the current inventory is work in process, 2% is finished goods, and 16% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $90,000 and $85,000 for the six month periods ended November 30, 2019 and 2018. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	November 30, 2019	May 31, 2019	Increase /(Decrease)
Accounts receivable	$6,348,000	$5,279,000	$1,069,000	20%
CIEB	3,050,000	7,572,000	(4,522,000)	-60%
Less: BIEC	2,321,000	634,000	1,687,000	266%
Net	$7,077,000	$12,217,000	$(5,140,000)	-42%

Number of an average day’s sales outstanding in accounts receivable	74	53

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $6,348,000 as of November 30, 2019 includes $110,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2019 of $5,279,000 included an Allowance of $110,000.

The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 53 days at May 31, 2019 to 74 at November 30, 2019. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the second quarter of the current fiscal year is 15% less than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is 20% more than the level at the end of the prior year. The increase in the level of accounts receivable combined with the decrease in the level of an average day’s sales caused the DSO to increase from last year end to this quarter-end. The primary reasons for the increase in the level of accounts receivable from last year end to this quarter-end was significantly higher billings for Projects in November 2019 ($4.4 million) compared to May 2019 ($2.6 million). The Company expects to collect the net accounts receivable balance during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $3,050,000 balance in this account at November 30, 2019 is 60% less than the prior year-end balance. This decrease is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 71% of the CIEB balance as of the end of the last fiscal quarter, August 31, 2019, was billed to those customers in the current fiscal quarter ended November 30, 2019. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	November 30, 2019	May 31, 2019
Costs	$14,388,000	$15,035,000
Estimated Earnings	5,389,000	4,815,000
Less: Billings to customers	16,727,000	12,278,000
CIEB	$3,050,000	$7,572,000
Number of Projects in progress	15	18

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $2,321,000 balance in this account at November 30, 2019 is up 266% from the $634,000 balance at the end of the prior year.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings”, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	November 30, 2019	May 31, 2019
Billings to customers	$5,617,000	$3,910,000
Less: Costs	2,190,000	1,565,000
Less: Estimated Earnings	1,106,000	1,711,000
BIEC	$2,321,000	$634,000
Number of Projects in progress	6	4

Summary of factors affecting the balances in CIEB and BIEC:

	November 30, 2019	May 31, 2019
Number of Projects in progress	21	22
Aggregate percent complete	75%	77%
Average total sales value of Projects in progress	$1,477,000	$1,358,000
Percentage of total value invoiced to customer	72%	54%

The Company's backlog of sales orders at November 30, 2019 is $17.1 million, 29% more than the $13.3 million at the end of the prior year. $8.0 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,931,000 as of November 30, 2019, is 38% more than the prior year-end. This significant increase reflects a significant increase in material purchases in November 2019 over May 2019 in order to manufacture product for customer orders. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of November 30, 2019 are $847,000, down 35% from the $1,309,000 accrued at the prior year-end. Other current liabilities decreased 25% from the prior year-end, to $1,153,000. The Company expects the current accrued amounts to be paid during the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2019 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)        Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) The Company sold no equity securities during the fiscal quarter ended November 30, 2019 that were not registered under the Securities Act.
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable

	(c)	Repurchases of Equity Securities – Quarter Ended November 30, 2019

	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

September 1, 2019 -
	September 30, 2019	-	-	-	-

October 1, 2019 -
	October 31, 2019	-	-	-	-

November 1, 2019 -
	November 30, 2019	-	-	-	-

	Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary (the Company) as of November 30, 2019, and the related condensed consolidated statements of income for the three and six months ended November 30, 2019 and 2018 and cash flows for the six months ended November 30, 2019 and 2018, and the related notes (collectively referred to as the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

December 27, 2019

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	December 27, 2019	/s/Timothy J. Sopko
Timothy J. Sopko Chief Executive Officer (Principal Executive Officer)

Date:	December 27, 2019	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer