Form 10-Q
period 2020-02-29
TAYLOR DEVICES INC
filed 2020-03-25
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Yes ☐ No ☒

As of March 25, 2020, there were outstanding 3,479,513 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	February 29,	May 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$14,137,972	$5,071,822
Short-term investments	1,065,765	1,055,591
Accounts receivable, net	4,997,197	5,279,302
Inventory	10,490,473	11,239,331
Costs and estimated earnings in excess of billings	2,131,317	7,572,490
Other current assets	468,655	549,177
Total current assets	33,291,379	30,767,713

Maintenance and other inventory, net	884,888	731,877
Property and equipment, net	9,468,520	9,317,442
Other assets	194,496	190,749
Deferred income taxes	189,115	189,115
	$44,028,398	$41,196,896
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,608,784	$1,402,692
Accrued commissions	514,916	1,309,358
Billings in excess of costs and estimated earnings	2,004,215	633,703
Other current liabilities	1,461,606	1,532,271
Total current liabilities	5,589,521	4,878,024

Stockholders' Equity:
Common stock and additional paid-in capital	9,705,297	9,639,627
Retained earnings	31,562,939	29,508,604
	41,268,236	39,148,231
Treasury stock - at cost	(2,829,359)	(2,829,359)
Total stockholders’ equity	38,438,877	36,318,872
	$44,028,398	$41,196,896

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Sales, net	$7,234,195	$7,812,496	$20,645,259	$24,605,749

Cost of goods sold	4,861,257	5,833,620	13,947,722	18,171,266

Gross profit	2,372,938	1,978,876	6,697,537	6,434,483

Selling, general and administrative expenses	1,437,981	1,458,061	4,254,839	4,552,096

Operating income	934,957	520,815	2,442,698	1,882,387

Other income, net	36,795	23,971	100,637	37,748

Income before provision for income taxes	971,752	544,786	2,543,335	1,920,135

Provision for income taxes	189,000	99,000	489,000	358,000

Net income	$782,752	$445,786	$2,054,335	$1,562,135

Basic and diluted earnings per common share	$0.22	$0.13	$0.59	$0.45

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Shareholders’ Equity
	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019

Common Stock
Beginning of period	$100,751	$100,469	$100,735	$100,428
Issuance of shares for employee stock purchase plan	8	9	24	31
Issuance of shares for employee stock option plan	—	—	—	19
End of period	100,759	100,478	100,759	100,478
Paid-in Capital
Beginning of period	9,601,166	9,453,803	9,538,892	9,382,202
Issuance of shares for employee stock purchase plan	3,372	4,223	10,209	14,005
Issuance of shares for employee stock option plan	—	—	—	4,511
Stock options issued for services	—	—	55,437	57,308
End of period	9,604,538	9,458,026	9,604,538	9,458,026
Retained Earnings
Beginning of period	30,780,187	28,080,428	29,508,604	26,959,080
Net income	782,752	445,786	2,054,335	1,562,135
Cumulative adjustment for ASU 2014-09	—	—	—	4,999
End of period	31,562,939	28,526,214	31,562,939	28,526,214
Treasury Stock
Beginning and end of period	(2,829,359)	(2,829,359)	(2,829,359)	(2,829,359)
Total stockholders' equity	$38,438,877	$35,255,359	$38,438,877	$35,255,359

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	February 29,	February 28,
For the nine months ended	2020	2019

Operating activities:
Net income	$2,054,335	$1,562,135
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	841,194	824,920
Stock options issued for services	55,437	57,308
Changes in other assets and liabilities:
Accounts receivable	282,105	1,440,800
Inventory	595,847	496,530
Costs and estimated earnings in excess of billings	5,441,173	(590,554)
Other current assets	80,522	(233,192)
Accounts payable	206,092	118,505
Accrued commissions	(794,442)	229,630
Billings in excess of costs and estimated earnings	1,370,512	(1,354,396)
Other current liabilities	(70,665)	(668,823)
Net operating activities	10,062,110	1,882,863

Investing activities:
Acquisition of property and equipment	(992,272)	(451,491)
Other investing activities	(13,921)	(16,921)
Net investing activities	(1,006,193)	(468,412)

Financing activities:
Proceeds from issuance of common stock, net	10,233	18,566

Net change in cash and cash equivalents	9,066,150	1,433,017

Cash and cash equivalents - beginning	5,071,822	2,858,323

Cash and cash equivalents - ending	$14,137,972	$4,291,340

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 29, 2020 and May 31, 2019, the results of operations for the three and nine months ended February 29, 2020 and February 28, 2019, and cash flows for the nine months ended February 29, 2020 and February 28, 2019. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2019.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the nine month periods ended February 29, 2020 and February 28, 2019, the net income was divided by 3,479,033 and 3,467,497 respectively, which is the weighted-average number of shares outstanding for the period, net of the Treasury shares, to calculate the net income per share. For the three month periods ended February 29, 2020 and February 28, 2019, the net income was divided by 3,478,914 and 3,467,250 respectively, to calculate the net income per share.

5.	The results of operations for the three and nine month periods ended February 29, 2020 are not necessarily indicative of the results to be expected for the full year.

6.	Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

7.	Inventory:

	February 29, 2020	May 31, 2019
Raw materials	$652,677	$679,018
Work-in-process	9,206,812	9,905,495
Finished goods	730,984	754,818
Gross inventory	10,590,473	11,339,331
Less allowance for obsolescence	100,000	100,000
Net inventory	$10,490,473	$11,239,331

8.	Revenue Recognition:

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time, generally less than one year, using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the nine months ended February 29, 2020, 60% of revenue was recorded for contracts in which revenue was recognized over time; 40% was recognized at a point in time. In the nine months ended February 28, 2019, 54% of revenue was recorded for contracts in which revenue was recognized over time; 46% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of February 29, 2020 and May 31, 2019, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the nine months ended February 29, 2020 and February 28, 2019
Increase /
(Decrease)
Sales, net	$(3,961,000)
Cost of goods sold	$(4,224,000)
Selling, general and administrative expenses	$(297,000)
Income before provision for income taxes	$623,000
Provision for income taxes	$131,000
Net income	$492,000

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

For the nine months ended February 29, 2020 (All figures discussed are for the nine months ended February 29, 2020 as compared to the nine months ended February 28, 2019).

	Nine months ended		Change
	February 29, 2020	February 28, 2019	Amount	Percent
Net Revenue	$20,645,000	$24,606,000	$(3,961,000)	-16%
Cost of sales	13,947,000	18,171,000	(4,224,000)	-23%
Gross profit	$6,698,000	$6,435,000	$263,000	4%
… as a percentage of net revenues	32%	26%

The Company's consolidated results of operations showed a 16% decrease in net revenues and an increase in net income of 32%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 7% less than the level recorded in the prior year. We had 36 Projects in process during the current period compared with 43 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 27% less than the level recorded in the prior year. Total sales within the U.S. decreased 13% from the same period last year. Total sales to Asia decreased 45% from the same period of the prior year. Sales decreases were recorded over the same period last year to customers involved in construction of buildings and bridges (19%), as well as in sales to customers in aerospace / defense (15%). There was an increase in sales to industrial customers (8%). The negative fluctuation in aerospace / defense sales from the prior year all occurred in the first quarter and is due to the natural delivery cycle of mature military and aerospace products that inherently have temporary gaps in their production schedules as well as accommodating customer requests for earlier deliveries prior to the beginning of this fiscal year. This YTD decrease accounted for just under half of the drop in domestic sales. Recently developed opportunities in aerospace / defense assisted in mitigating the negative impact. Shipments on current sales orders for customers in aerospace / defense resumed, as scheduled, in the second and third quarters. Decreases in revenue from sales to construction customers accounted for the YTD drop in sales to Asia, all occurring in the second and third quarters, as well as half of the YTD decrease in domestic sales, nearly all occurring in the second quarter. Asian sales are hindered by tariffs as well as strong competition from local manufacturers. The decrease in sales to domestic construction customers was affected by unanticipated delays in the start of various projects in the second quarter. Competing technologies used in domestic construction with lower initial-costs are expected to continue to have a negative impact on the use of our products in new buildings. However, efforts continue to enact performance based design legislation to require a building to be able to be occupied following a significant seismic event. Our products are designed to provide this level of protection and demand for them would be expected to increase following such an upgrade in domestic building codes.

The gross profit as a percentage of net revenue of 32% in the current period is slightly higher than the 26% recorded in the same period of the prior year. The increase in gross profit as a percentage of revenue is primarily due to improved margins realized on domestic construction Projects.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Nine months ended
	February 29, 2020	February 28, 2019
Industrial	7%	6%
Construction	58%	60%
Aerospace / Defense	35%	34%

At February 28, 2019, the Company had 120 open sales orders in our backlog with a total sales value of $15.9 million. At February 29, 2020, the Company has slightly more open sales orders in our backlog (139 orders), and the total sales value is $14.6 million.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the nine month periods ended February 29, 2020 and February 28, 2019 is as follows:

	Nine months ended
	February 29, 2020	February 28, 2019
USA	83%	80%
Asia	10%	15%
Other	7%	5%

Selling, General and Administrative Expenses

	Nine months ended		Change
	February 29, 2020	February 28, 2019	Amount	Percent
Outside Commissions	$830,000	$1,385,000	$(555,000)	-40%
Other SG&A	3,425,000	3,167,000	258,000	8%
Total SG&A	$4,255,000	$4,552,000	$(297,000)	-7%
… as a percentage of net revenues	21%	18%

Selling, general and administrative expenses decreased by 7% from the prior year. Outside commission expense decreased by 40% from last year's level due to lower levels of commissionable sales. Other selling, general and administrative expenses increased 8% from last year to this year.

The above factors resulted in operating income of $2,443,000 for the nine months ended February 29, 2020, 30% more than the $1,882,000 in the same period of the prior year.

Summary comparison of the three months ended February 29, 2020 and February 28, 2019
Increase /
(Decrease)
Sales, net	$(578,000)
Cost of goods sold	$(972,000)
Selling, general and administrative expenses	$(20,000)
Income before provision for income taxes	$427,000
Provision for income taxes	$90,000
Net income	$337,000

For the three months ended February 29, 2020 (All figures discussed are for the three months ended February 29, 2020 as compared to the three months ended February 28, 2019).

	Three months ended		Change
	February 29, 2020	February 28, 2019	Amount	Percent
Net Revenue	$7,234,000	$7,812,000	$(578,000)	-7%
Cost of sales	4,861,000	5,833,000	(972,000)	-17%
Gross profit	$2,373,000	$1,979,000	$394,000	20%
… as a percentage of net revenues	33%	25%

The Company's consolidated results of operations showed a 7% decrease in net revenues and an increase in net income of 76%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were almost the same as the level recorded in the prior year. We had 29 Projects in process during the current period as compared to 26 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 16% less than the level recorded in the prior year. Total sales within the U.S. increased 5% from the same period last year. Total sales to Asia decreased 51% from the same period of the prior year. Sales decreases recorded over the same period last year to customers involved in construction of buildings and bridges (17%), were offset by increases in sales to customers in aerospace / defense (9%). Decreases in revenue from sales to construction customers accounted for the decline in sales to Asia. Please refer to the charts, below, which show the breakdown of sales. The gross profit as a percentage of net revenue of 33% in the current period is higher than the 25% recorded in the same period of the prior year. The increase in gross profit as a percentage of revenue is primarily due to improved margins realized on domestic construction Projects.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended
	February 29, 2020	February 28, 2019
Industrial	5%	5%
Construction	54%	60%
Aerospace / Defense	41%	35%

Net revenue by geographic region, as a percentage of total net revenue for the three month periods ended February 29, 2020 and February 28, 2019 is as follows:

	Three months ended
	February 29, 2020	February 28, 2019
USA	82%	72%
Asia	12%	23%
Other	6%	5%

Selling, General and Administrative Expenses

	Three months ended		Change
	February 29, 2020	February 28, 2019	Amount	Percent
Outside Commissions	$225,000	$408,000	$(183,000)	-45%
Other SG&A	1,213,000	1,050,000	163,000	16%
Total SG&A	$1,438,000	$1,458,000	$(20,000)	-1%
… as a percentage of net revenues	20%	19%

Selling, general and administrative expenses decreased by 1% from the prior year. Outside commission expense decreased by 45% from last year's level due to lower levels of commissionable sales. Other selling, general and administrative expenses increased 16% from last year to this year.

The above factors resulted in operating income of $935,000 for the three months ended February 29, 2020, significantly more than the $521,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC. The Company recognized $55,000 and $57,000 of compensation cost for the nine month periods ended February 29, 2020 and February 28, 2019.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	February 2020	February 2019
Risk-free interest rate:	1.750%	2.625%
Expected life of the options:	3.8 years	3.7 years
Expected share price volatility:	30%	31%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$2.84	$3.18

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the nine month period ended February 29, 2020 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2019:	224,000	$11.71
Options granted:	19,500	$11.02
Options expired:	12,000	$14.34
Options outstanding and exercisable at February 29, 2020:	231,500	$11.52
Closing value per share on NASDAQ at February 29, 2020:		$11.23

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the nine months ended February 29, 2020 were $992,000 compared to $451,000 in the same period of the prior year. As of February 29, 2020, the Company has commitments for capital expenditures totaling $200,000 during the next twelve months. These costs are primarily related to acquisition of new production equipment related to material handling.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Inventory and Maintenance Inventory

	February 29, 2020		May 31, 2019		Increase /(Decrease)
Raw materials	$653,000		$679,000		$(26,000)	-4%
Work-in-process	9,207,000		9,905,000		(698,000)	-7%
Finished goods	631,000		655,000		(24,000)	-4%
Inventory	10,491,000	92%	11,239,000	94%	(748,000)	-7%
Maintenance and other inventory	885,000	8%	732,000	6%	153,000	21%
Total	$11,376,000	100%	$11,971,000	100%	$(595,000)	-5%

Inventory turnover	1.6		2.0

NOTE: Inventory turnover is annualized for the nine month period ended February 29, 2020.

Inventory, at $10,491,000 as of February 29, 2020, is $748,000, or 7%, less than the prior year-end level of $11,239,000. Approximately 88% of the current inventory is work in process, 6% is finished goods, and 6% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $135,000 and $130,000 for the nine month periods ended February 29, 2020 and February 28, 2019. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	February 29, 2020	May 31, 2019	Increase /(Decrease)
Accounts receivable	$4,997,000	$5,279,000	$(282,000)	-5%
CIEB	2,131,000	7,572,000	(5,441,000)	-72%
Less: BIEC	2,004,000	634,000	1,370,000	216%
Net	$5,124,000	$12,217,000	$(7,093,000)	-58%

Number of an average day’s sales outstanding in accounts receivable	62	53

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $4,997,000 as of February 29, 2020 includes $211,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2019 of $5,279,000 included an Allowance of $110,000.

The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 53 days at May 31, 2019 to 62 at February 29, 2020. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the third quarter of the current fiscal year is 20% less than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is 5% less than the level at the end of the prior year. The slight decrease in the level of accounts receivable combined with the larger decrease in the level of an average day’s sales caused the DSO to increase from last year end to this quarter-end. The Company expects to collect the net accounts receivable balance during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. The $2,131,000 balance in this account at February 29, 2020 is 72% less than the prior year-end balance. This decrease is the result of normal flow of the projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 77% of the CIEB balance as of the end of the last fiscal quarter, November 30, 2019, was billed to those customers in the current fiscal quarter ended February 29, 2020. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	February 29, 2020	May 31, 2019
Costs	$8,355,000	$15,035,000
Estimated Earnings	3,061,000	4,815,000
Less: Billings to customers	9,285,000	12,278,000
CIEB	$2,131,000	$7,572,000
Number of Projects in progress	11	18

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $2,004,000 balance in this account at February 29, 2020 is up 216% from the $634,000 balance at the end of the prior year.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings,” discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	February 29, 2020	May 31, 2019
Billings to customers	$9,687,000	$3,910,000
Less: Costs	5,119,000	1,565,000
Less: Estimated Earnings	2,564,000	1,711,000
BIEC	$2,004,000	$634,000
Number of Projects in progress	6	4

Summary of factors affecting the balances in CIEB and BIEC:

	February 29, 2020	May 31, 2019
Number of Projects in progress	17	22
Aggregate percent complete	81%	77%
Average total sales value of Projects in progress	$1,400,000	$1,358,000
Percentage of total value invoiced to customer	80%	54%

The Company's backlog of sales orders at February 29, 2020 is $14.6 million, 8% less than the $15.9 million at the end of the prior year. $4.7 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,609,000 as of February 29, 2020, is 15% more than the prior year-end. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of February 29, 2020 are $515,000, down 61% from the $1,309,000 accrued at the prior year-end. Other current liabilities decreased 5% from the prior year-end, to $1,462,000. The Company expects the current accrued amounts to be paid during the next twelve months.

Management believes the Company's cash flows from operations and borrowing capacity under the bank line of credit are sufficient to fund ongoing operations and capital improvements for the next twelve months.

Subsequent Event

The Company evaluated its February 29, 2020 condensed consolidated financial statements for subsequent events through the date the condensed consolidated financial statements were issued. As a result of the COVID-19 pandemic and related government mandated restrictions on our workforce as well as the workforce through much of our supply chain, a disruption in production is expected to occur. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration. The Company expects this matter to negatively impact its operating results, however, the related financial impact and duration cannot be reasonably estimated at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information called for by this item.

Item 4. Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of February 29, 2020 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)        Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) The Company sold no equity securities during the fiscal quarter ended February 29, 2020 that were not registered under the Securities Act.
(b) Use of proceeds following effectiveness of initial registration statement:
Not Applicable

	(c)	Repurchases of Equity Securities – Quarter Ended February 29, 2020

	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

December 1, 2019 -
	December 31, 2019	-	-	-	-

January 1, 2020 -
	January 31, 2020	-	-	-	-

February 1, 2019 -
	February 29, 2020	-	-	-	-

	Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary (the Company) as of February 29, 2020, and the related condensed consolidated statements of income and shareholders’ equity for the three and nine months ended February 29, 2020 and February 28, 2019 and cash flows for the nine months ended February 29, 2020 and February 28, 2019, and the related notes (collectively referred to as the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

March 25, 2020

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	March 25, 2020	/s/Timothy J. Sopko
Timothy J. Sopko Chief Executive Officer (Principal Executive Officer)

Date:	March 25, 2020	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer