Form 10-K
period 2020-05-31
TAYLOR DEVICES INC
filed 2020-08-07
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

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

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter on November 30, 2019 is $37,158,000.

The number of shares outstanding of each of the registrant's classes of common stock as of August 7, 2020: 3,487,245.

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

Distribution

The Company uses the services of more than 15 sales representatives and distributors in the United States and Canada along with more than 30 representatives and distributors throughout the rest of the world. Specialized technical sales in aerospace and custom marketing activities are serviced by several sales agents, under the direction and with the assistance of the Company's President. Sales representatives typically have non-exclusive, yearly agreements with the Company, which, in most instances, provide for payment of commissions on sales at 5% to 10% of the product's net aggregate selling price. Distributors also have non-exclusive, yearly agreements with the Company to purchase the Company's products for resale purposes.

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

Dependence Upon Major Customers

The Company is not dependent on any one or a few major customers. Sales to six customers approximated 41% (10%, 9%, 6%, 6%, 5% and 5%, respectively) of net sales for 2020. The loss of any or all of these customers, unless the business is replaced by the Company, could result in an adverse effect on the results for the Company.

Patents, Trademarks and Licenses

The Company holds 12 patents expiring at different times until the year 2035.

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales. The Company had no inventory out on consignment and no consignment sales for the years ended May 31, 2020 and 2019. No extended payment terms are offered. During the year ended May 31, 2020, delivery time after receipt of orders averaged 8 to 10 weeks for the Company's standard products. Due to the volatility of construction and aerospace/defense programs, progress payments are usually required for larger projects using custom designed components of the Company.

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

Research and Development

The Company does not generally engage in major product research and development activities in connection with the design of its products, except when funded by aerospace customers or the federal government. The Company, however, engages in research testing of its products. For the fiscal years ended May 31, 2020 and 2019, the Company expended $585,000 and $319,000, respectively, on manufacturing research. This increase is primarily due to research and development required to meet new types of specifications on certain domestic seismic protection contracts in the current year. For the years ended May 31, 2020 and 2019, defense sponsored research and development totaled $26,000 each year.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2020, the Company had 115 employees, including five executive officers, and one part time employee. The Company has good relations with its employees.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company's production facilities occupy approximately six acres on Tonawanda Island in North Tonawanda, New York and are comprised of four interconnected buildings and two adjacent buildings. The production facilities consist of a small parts plant (approximately 4,400 square feet), a large parts plant (approximately 13,500 square feet), and include a facility of approximately 7,000 square feet comprised of a test facility, storage area, pump area and the Company's general offices. One adjacent building is a 27,000 square foot seismic assembly and test facility. This building contains overhead traveling cranes to allow dampers to be built up to 45 ft. in length. It is also the site of two long bed damper test machines where seismic dampers Taylor Devices manufactures will be tested at maximum force to satisfy customer specifications. Another adjacent building (approximately 2,000 square feet) is used as a training facility. These facilities total more than 54,000 square feet. Adjacent to these facilities, the Company has a remote test facility used for shock testing. This state-of-the-art test facility is 1,200 square feet. The Company owns two additional industrial buildings on nine acres of land in the City of North Tonawanda located 1.4 miles from the Company’s headquarters on Tonawanda Island. Total area of the two buildings is 46,000 square feet. One building includes a machine shop containing custom-built machinery for boring, deep-hole drilling and turning of parts. Another is used for painting and packaging parts and completed units.

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

The Company leased a separate warehouse for storage from an unrelated third party, consisting of approximately 3,600 square feet for a portion of the year. The warehouse is located approximately one-quarter mile from the Company’s headquarters. The total rental expense incurred by the Company for this facility in fiscal 2020 was $8,900.

The Company believes it carries adequate insurance coverage on its facilities and their contents.

Item 3. Legal Proceedings.

There are no legal proceedings at present.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

The Company's Common Stock trades on the NASDAQ Capital Market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") stock market under the symbol TAYD. The high and low sales information noted below for the quarters of fiscal year 2020 and fiscal year 2019 were obtained from NASDAQ.

	Fiscal 2020		Fiscal 2019
	High	Low	High	Low
First Quarter	$11.45	$10.54	$12.62	$9.99
Second Quarter	$11.10	$10.11	$12.70	$10.80
Third Quarter	$13.39	$10.10	$13.29	$11.50
Fourth Quarter	$11.57	$6.61	$12.75	$10.42

Holders

As of August 7, 2020, the number of issued and outstanding shares of Common Stock was 3,486,871 and the approximate number of record holders of the Company's Common Stock was 495. Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock is less than 1,300.

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

Issuer Purchases of Equity Securities

A share repurchase agreement with a major broker-dealer, under which the Company repurchased shares of its common stock on the open market, has been terminated by the Company. No shares have been purchased since August 2011.

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2020.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Stock Option Plan 2012 Stock Option Plan 2015 Stock Option Plan 2018 Stock Option Plan	29,750 73,000 120,750 28,750	$ 8.29 $11.50 $12.73 $ 9.85	- - - 131,250
Equity compensation plans not approved by security holders:
2004 Employee Stock Purchase Plan (1)	-	-	220,253
Total	252,250		351,503

(1)	The Company's 2004 Employee Stock Purchase Plan (the "Employee Plan") permits eligible employees to purchase shares of the Company's common stock at fair market value through payroll deductions and without brokers' fees. Such purchases are without any contribution on the part of the Company. As of May 31, 2020, 220,253 shares were available for issuance.

Item 6. Selected Financial Data.

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

Accounts Receivable

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. Accounts receivable are stated at an amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts after considering the age of each receivable and communications with the customers involved. Balances that are collected, for which a credit to a valuation allowance had previously been recorded, result in a current-period reversal of the earlier transaction charging earnings and crediting a valuation allowance. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable in the current period. The actual amount of accounts written off over the five year period ended May 31, 2020 equaled less than 0.1% of sales for that period. The balance of the valuation allowance has increased to $211,000 at May 31, 2020 from $110,000 at May 31, 2019. Management does not expect the valuation allowance to materially change in the next twelve months for the current accounts receivable balance.

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

The provision for potential inventory obsolescence was $180,000 and $175,000 for the years ended May 31, 2020 and 2019.

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year), using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process. Adjustments to cost and profit estimates are made periodically due to changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements. These changes may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Any losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion. Historically, actual results have not varied materially from the Company's estimates. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the year ended May 31, 2020, 57% of revenue was recorded for contracts in which revenue was recognized over time while 43% was recognized at a point in time. In the year ended May 31, 2019, 55% of revenue was recorded for contracts in which revenue was recognized over time while 45% was recognized at a point in time.

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

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible. The Company provides a valuation allowance to the extent that deferred tax assets may not be realized. A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable. The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance. In future years the Company will need to generate approximately $4.0 million of taxable income in order to realize our deferred tax assets recorded as of May 31, 2020 of $830,000. This deferred tax asset balance is 9% ($69,000) more than at the end of the prior year. The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced. If actual results differ from estimated results or if the Company adjusts these assumptions, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate.

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.

The Company and its subsidiary file consolidated Federal and State income tax returns. As of May 31, 2020, the Company had State investment tax credit carryforwards of approximately $369,000 expiring through May 2026.

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the years ended May 31, 2020 and 2019
Increase /
(Decrease)
Sales, net	$(5,237,000)
Cost of goods sold	$(5,426,000)
Selling, general and administrative expenses	$(112,000)
Income before provision for income taxes	$356,000
Provision for income taxes	$(129,000)
Net income	$485,000

For the year ended May 31, 2020 (All figures being discussed are for the year ended May 31, 2020 as compared to the year ended May 31, 2019.)

	Year ended May 31		Change
	2020	2019	Amount	Percent
Net Revenue	$28,382,000	$33,619,000	$(5,237,000)	-16%
Cost of sales	19,145,000	24,571,000	(5,426,000)	-22%
Gross profit	$9,237,000	$9,048,000	$189,000	2%
… as a percentage of net revenues	33%	27%

The Company's consolidated results of operations showed a 16% decrease in net revenues and an increase in net income of 19%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 12% lower than the level recorded in the prior year. We had 41 Projects in process during the current period compared with 48 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 20% lower than the level recorded in the prior year. The number of Projects in-process fluctuates from period to period. The changes from the prior period to the current period are not necessarily representative of future results.

The mix of customers buying our products changed slightly from last year. Sales of the Company's products are made to three general groups of customers: industrial, construction and aerospace / defense. The Company saw a 23% decrease from last year’s level in sales to construction customers who were seeking seismic / wind protection for either construction of new buildings and bridges or retrofitting existing buildings and bridges along with a 4% decrease in sales to customers using our products in industrial applications and a 5% decrease in sales to customers in aerospace / defense. Decreases in revenue from sales to construction customers accounted for the drop in sales to Asia as well as 75% of the decrease in domestic sales, nearly all occurring in the second quarter. Asian sales were hindered by tariffs as well as strong competition from local manufacturers. The decrease in sales to domestic construction customers was affected by unanticipated delays in the start of various projects in the second quarter. Competing technologies used in domestic construction with lower initial-costs are expected to continue to have a negative impact on the use of our products in new buildings. However, efforts continue to enact performance based design legislation to require a building to be able to be occupied following a significant seismic event. Our products are designed to provide this level of protection and demand for them would be expected to increase following such an upgrade in domestic building codes. A breakdown of sales to these three general groups of customers, as a percentage of total net revenue for fiscal years ended May 31, 2020 and 2019 is as follows:

	Year ended May 31
	2020	2019
Industrial	7%	6%
Construction	55%	60%
Aerospace / Defense	38%	34%

Total sales within North America decreased 9% from last year. Total sales to Asia decreased 47% from the prior year. Net revenue by geographic region, as a percentage of total net revenue for fiscal years ended May 31, 2020 and 2019 is as follows:

	Year ended May 31
	2020	2019
North America	85%	79%
Asia	11%	17%
Other	4%	4%

The gross profit as a percentage of net revenue of 33% in the current period is higher than the 27% recorded in the same period of the prior year. The increase in gross profit as a percentage of revenue is primarily due to improved margins realized on domestic construction Projects.

At May 31, 2019, we had 153 open sales orders in our backlog with a total sales value of $13.3 million. At May 31, 2020, we had 102 open sales orders in our backlog with a total sales value of $9.8 million. $2.2 million of the current backlog is on Projects already in progress. $6.7 million of the $13.3 million sales order backlog at May 31, 2019 was in progress at that date. 63% of the sales value in the backlog is for aerospace / defense customers compared to 43% at the end of fiscal 2019. As a percentage of the total sales order backlog, orders from customers in construction accounted for 32% at May 31, 2020 and 52% at May 31, 2019.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. Total sales in the current period and the changes in the current period compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses

	Year ended May 31		Change
	2020	2019	Amount	Percent
Outside Commissions	$1,081,000	$1,815,000	$(734,000)	-40%
Other SG&A	4,853,000	4,231,000	622,000	15%
Total SG&A	$5,934,000	$6,046,000	$(112,000)	-2%
… as a percentage of net revenues	21%	18%

Selling, general and administrative expenses decreased slightly from the prior year. Outside commission expense decreased 40% from last year's level due to the significant decrease in the level of commissionable sales recorded in the current period as compared to the prior period. Other selling, general and administrative expenses increased by 15% from last year primarily due to increases in freight, advertising and personnel costs.

The above factors resulted in operating income of $3,303,000 for the year ended May 31, 2020, up 10% from the $3,002,000 in the prior year.

The Company's effective tax rate (ETR) is calculated based upon current assumptions relating to the year's operating results and various tax related items. The ETR for the fiscal year ended May 31, 2020 is 11%, compared to the ETR for the prior year of 17%.

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2020	2019
Computed tax provision at the expected statutory rate	$718,000	$643,000
Tax effect of permanent differences:
Research tax credits	(272,000)	(166,000)
Foreign-derived intangible income deduction	(100,000)	—
Other permanent differences	40,000	29,000
Other	—	9,000
	$386,000	$515,000

The foreign-derived intangible income deduction is a tax deduction provided to corporations that sell goods or services to foreign customers. It became available through Public Law 115-97, known as the Tax Cut and Jobs Act

Stock Options

The Company has stock option plans which provide for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plans are exercisable over a ten year term. Options not exercised by the end of the term expire.

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The Company recognized $143,000 and $138,000 of compensation cost for the years ended May 31, 2020 and 2019.

The fair value of each stock option grant has been determined using the Black-Scholes model. The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. The Company used a weighted average expected term. Expected volatility assumptions used in the model were based on volatility of the Company's stock price for the thirty month period immediately preceding the granting of the options. The Company issued stock options in August 2019 and April 2020. The risk-free interest rate is derived from the U.S. treasury yield.

The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

	August 2019	April 2020
Risk-free interest rate:	1.750%	2.125%
Expected life of the options:	3.8 years	3.9 years
Expected share price volatility:	30%	33%
Expected dividends:	zero	zero
These assumptions resulted in estimated fair-market value per stock option:	$2.84	$2.85

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy. A summary of changes in the stock options outstanding during the year ended May 31, 2020 is presented below.

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2019:	224,000	$11.71
Options granted:	50,250	$10.30
Less: Options exercised:	10,000	$6.35
Less: Options expired:	12,000	$14.34
Options outstanding and exercisable at May 31, 2020:	252,250	$11.52
Closing value per share on NASDAQ at May 31, 2020:		$10.99

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

Capital expenditures for the year ended May 31, 2020 were $1,231,000 compared to $473,000 in the prior year. Current year capital expenditures included new manufacturing machinery, testing equipment, material movement equipment, upgrades to technology equipment and building roof replacement. The Company has commitments to make capital expenditures of approximately $200,000 as of May 31, 2020.

During 2020, the Company received a loan totaling $1,462,000 from the Small Business Administration (SBA) under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (CARES) Act, in response to the Coronavirus pandemic described below. Some or all of the loan may be forgiven if certain criteria are met. Otherwise, the loan is unsecured, has a deferment on payments for 6 months after a decision on forgiveness has been made, then is payable over a negotiable period of time, and bears interest at 1%.

The Company has a $10,000,000 demand line of credit from a bank, with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25%. There is no outstanding balance at May 31, 2020 or May 31, 2019. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress. The line is secured by a negative pledge of the Company's real and personal property. This line of credit is subject to the usual terms and conditions applied by the bank and is subject to renewal annually.

The bank is not committed to make loans under this line of credit and no commitment fee is charged.

Inventory and Maintenance Inventory

	May 31, 2020		May 31, 2019		Increase /(Decrease)
Raw materials	$658,000		$679,000		$(21,000)	-3%
Work in process	8,586,000		9,905,000		(1,319,000)	-13%
Finished goods	863,000		655,000		208,000	32%
Inventory	10,107,000	92%	11,239,000	94%	(1,132,000)	-10%
Maintenance and other inventory	879,000	8%	732,000	6%	147,000	20%
Total	$10,986,000	100%	$11,971,000	100%	$(985,000)	-8%

Inventory turnover	1.7		2.0

Inventory, at $10,107,000 as of May 31, 2020, is 10% less than the prior year-end. Of this, approximately 85% is work in process, 9% is finished goods, and 6% is raw materials. All of the current inventory is expected to be consumed or sold within twelve months. The level of inventory will fluctuate from time to time due to the stage of completion of the non-project sales orders in progress at the time.

The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders. There was approximately $122,000 of slow-moving inventory used during the year ended May 31, 2020. The Company disposed of approximately $46,000 and $111,000 of obsolete inventory during the years ended May 31, 2020 and 2019, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB”) and Billings in Excess of Costs and Estimated Earnings (“BIEC”)

	May 31, 2020	May 31, 2019	Increase /(Decrease)
Accounts receivable	$5,819,000	$5,279,000	$540,000	10%
CIEB	1,755,000	7,572,000	(5,817,000)	-77%
Less: BIEC	737,000	634,000	103,000	16%
Net	$6,837,000	$12,217,000	$(5,380,000)	-44%

Number of an average day’s sales outstanding in accounts receivable (DSO)	68	53

The Company combines the totals of accounts receivable, the asset CIEB, and the liability BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $5,819,000 as of May 31, 2020 includes approximately $631,000 of amounts retained by customers on long-term construction projects. The Company expects to collect all of these amounts, including the retained amounts, during the next twelve months. The number of an average day's sales outstanding in accounts receivable (DSO) increased to 68 days at May 31, 2020 from 53 days as of May 31, 2019. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the fourth quarter of the current fiscal year is 14% less than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal year is 10% more than the level at the end of the prior year. The combination of the decrease in the level of an average day’s sales along with the increase in the level of accounts receivable caused the DSO to increase by 15 days from last year-end to this year-end. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

The status of the projects in-progress at the end of the current and prior fiscal years have changed in the factors affecting the year-end balances in the asset CIEB, and the liability BIEC:

	2020	2019
Number of projects in progress at year-end	15	22
Aggregate percent complete at year-end	80%	77%
Average total value of projects in progress at year-end	$830,000	$1,358,000
Percentage of total value invoiced to customer	74%	54%

There are seven fewer projects in-process at the end of the current fiscal year as compared with the prior year end and the average value of those projects has decreased by 39% between those two dates.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible. The $1,755,000 balance in this account at May 31, 2020 is a 77% decrease from the prior year-end. 71% of this decrease is from three large Projects that completed and shipped during this fiscal year. Generally, if progress billings are permitted under the terms of a project sales agreement, then the more complete the project is, the more progress billings will be permitted. The Company expects to bill the entire amount during the next twelve months. 60% of the CIEB balance as of the end of the last fiscal quarter, February 29, 2020, was billed to those customers in the current fiscal quarter ended May 31, 2020. The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

The year-end balances in the CIEB account are comprised of the following components:

	May 31, 2020	May 31, 2019
Costs	$2,615,000	$15,035,000
Estimated earnings	540,000	4,815,000
Less: Billings to customers	1,400,000	12,278,000
CIEB	$1,755,000	$7,572,000
Number of projects in progress	10	18

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $737,000 balance in this account at May 31, 2020 is in comparison to a $634,000 balance at the end of the prior year. The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings," discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	May 31, 2020	May 31, 2019
Billings to customers	$7,794,000	$3,910,000
Less: Costs	3,781,000	1,565,000
Less: Estimated earnings	3,276,000	1,711,000
BIEC	$737,000	$634,000
Number of projects in progress	5	4

Accounts payable, at $1,370,000 as of May 31, 2020, is 2% less than the prior year-end. The Company expects the current accounts payable amount to be paid during the next twelve months.

Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of May 31, 2020 are $306,000. This is 77% less than the $1,309,000 accrued at the prior year-end. This decrease is due to the decrease in the CIEB, discussed above. As the Company was able to bill and collect from the customers on these long-term projects, accrued commissions were paid. The Company expects the current accrued amount to be paid during the next twelve months.

Other accrued expenses of $1,664,000 increased by 9% from the prior year level of $1,532,000.

Management believes that the Company's cash on hand, cash flows from operations, proceeds from the SBA loan and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases (if any) for the next twelve months.

Coronavirus Pandemic

On January 31, 2020, the United States Secretary of Health and Human Services (HHS) declared a public health emergency related to the global spread of coronavirus COVID-19, and a pandemic was declared by the World Health Organization in February 2020. Efforts to fight the widespread disease included limiting or closing many businesses and resulted in a severe disruption of operations for many organizations. Financial markets also experienced a significant decline in value. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on further developments, including the duration and spread of the outbreak, impact on customers, employees, and vendors, all of which cannot be predicted.

In late March, Taylor Devices received confirmation from the State of New York that we are designated as an “essential business” pursuant to the revised New York State Executive Order 202.6 with respect to our business function of supply chain partner for several essential industries. Company management currently does not have reason to believe that the situation will adversely affect our ability to meet our obligations to our customers. We have a high-spirited, healthy workforce that has adjusted their work schedules as the need arose. We remain in a strong position with respect to being able to process existing orders and we are quite prepared to process new orders as they are secured.

While many of our customers remain open to continue to receive shipments from us and issue new purchase orders to us, we have learned of many construction projects that have delayed ordering materials while they attempt to determine the extent and impact of the pandemic on their project. This has resulted in a lower level in our backlog of sales orders.

The liquidity of the Company remains strong at this time. Management, however, is concerned about the uncertainty of the length of time during which the virus will continue to spread throughout the world before effective vaccines have been developed, distributed and administered, as well as the level of impact it will have on the various economies of the world. A prolonged economic downturn would have a negative impact on our operations and our liquidity. For this reason, we have applied for and have received assistance from the federal government under provisions of the CARES Act, as discussed above.

Our Supply Chain Management team is in communication with our partners around the globe so that we can be updated on any delays that may occur. To date, there have been no significant delays in receiving our raw materials, purchased components or outside services that affect our final product.

To properly maintain all our operations while keeping our employees safe and to help stop the spread of the Coronavirus, some employees have changed shifts and have adjusted their working hours while still adhering to the recommendations of our government health officials. Most of our office staff continues to work remotely and our sales staff continues to keep in regular contact with our representatives and customers. Our on-site workforce is practicing the required social distancing mandates including wearing masks, as necessary. There have been no furloughs or layoffs at our Company. We are fortunate to be in a position that allows us to maintain the functional aspects of our Company while still practicing cautious measures to inhibit the spread of the virus. Employee morale is high, and we are confident in our ability to take on this challenge.

Other steps taken to maintain a safe workplace and a healthy workforce:

•	We have added a formal visitor pre-screening process that we now require all visitors that enter our facilities to complete.

•	Our cleaning service at our factory and headquarters is stepping up cleaning and disinfecting, especially in high-use common areas.
•	We have temporarily discontinued non-essential travel that does not affect production schedules.

Management will continue to monitor and adhere to the advice of the appropriate public health agencies. Taylor Devices maintains its status as an “essential business” pursuant to a NY State Executive Order due to the nature of our products for Aerospace, Defense, Construction, and Industrial applications.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required pursuant to this Item 8 are included in this Form 10-K as a separate section commencing on page 25 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

Item 9A. Controls and Procedures.

(a)        Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of May 31, 2020 and have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)       Management's report on internal control over financial reporting.

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework, updated in 2013. Based on this assessment management has concluded that, as of May 31, 2020, the Company's internal control over financial reporting is effective based on those criteria.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal year ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on October 23, 2020, which information is hereby incorporated by reference into this Annual Report. The proxy materials, including the Proxy Statement and form of proxy, will be filed within 120 days after the Company's fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
(i) Report of Independent Registered Public Accounting Firm
(ii) Consolidated Balance Sheets as of May 31, 2020 and 2019
(iii) Consolidated Statements of Income for the years ended May 31, 2020 and 2019
(iv) Consolidated Statements of Stockholders' Equity for the years ended May 31, 2020 and 2019
(v) Consolidated Statements of Cash Flows for the years ended May 31, 2020 and 2019
(vi) Notes to Consolidated Financial Statements - May 31, 2020 and 2019
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

(ii) Description of registrant’s securities incorporated by reference to Exhibit 4(vi) to Annual Report on Form 10-K for the fiscal year ended May 31, 2019, filed August 2, 2019.

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

	(x)	Negative Pledge Agreement dated August 30, 2017 by the Registrant in favor of M&T Bank, filed with this report.
	(xi)	Employment Agreement dated as of June 14, 2018 between the Registrant and Alan R. Klembczyk, incorporated by reference to Exhibit 10(i) to Current Report on Form 8-K filed June 19, 2018.
	(xii)	Employment Agreement dated as of June 14, 2018 between the Registrant and Mark V. McDonough, incorporated by reference to Exhibit 10(ii) to Current Report on Form 8-K filed June 19, 2018.

11	Statement regarding computation of per share earnings

	REG. 228.601(A)(11) Statement regarding computation of per share earnings

	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2020

		Weighted average common stock outstanding		3,481,128
		Common shares issuable under stock option plans using treasury stock method		8,663
		Weighted average common stock outstanding assuming dilution		3,489,791

		Net income fiscal year ended May 31, 2020	(1)	$ 3,029,976
		Weighted average common stock	(2)	3,481,128
		Basic income per common share (1) divided by (2)		$ 0.87

		Net income fiscal year ended May 31, 2020	(3)	$ 3,029,976
		Weighted average common stock outstanding assuming dilution	(4)	3,489,791
		Diluted income per common share (3) divided by (4)		$ 0.87

	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2019

		Weighted average common stock outstanding		3,470,595
		Common shares issuable under stock option plans using treasury stock method		17,043
		Weighted average common stock outstanding assuming dilution		3,487,638

		Net income fiscal year ended May 31, 2019	(1)	$ 2,544,525
		Weighted average common stock	(2)	3,470,595
		Basic income per common share (1) divided by (2)		$ 0.73

		Net income fiscal year ended May 31, 2019	(3)	$ 2,544,525
		Weighted average common stock outstanding assuming dilution	(4)	3,487,638
		Diluted income per common share (3) divided by (4)		$ 0.73

13	The Annual Report to Security Holders for the fiscal year ended May 31, 2020, attached to this Annual Report on Form 10-K.

14	Code of Ethics, incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the period ending May 31, 2005.
21	Subsidiaries of the registrant
	Tayco Realty Corporation is a New York corporation organized on September 8, 1977, owned by the Company.
23	The Consent of Independent Registered Public Accounting Firm precedes the Consolidated Financial Statements.
31	Officer Certifications
	(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Officer Certifications
	(i)	Section 1350 Certification of Chief Executive Officer.
	(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Timothy J. Sopko	Date:	August 7, 2020
Timothy J. Sopko
Chief Executive Officer
(Principal Executive Officer)

and

By:	/s/Mark V. McDonough	Date:	August 7, 2020
Mark V. McDonough
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/John Burgess	By:	/s/Randall L. Clark
	John Burgess, Director		Randall L. Clark, Director
	August 7, 2020		August 7, 2020

By:	/s/F. Eric Armenat	By:	/s/Alan R. Klembczyk
	F. Eric Armenat, Director		Alan R. Klembczyk, President and Director
	August 7, 2020		August 7, 2020

[Lumsden & McCormick, LLP Letterhead]

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of

Taylor Devices, Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K (Commission File Number 0-3498) of Taylor Devices, Inc. of our report dated August 7, 2020 and any reference thereto in the Annual Report to Shareholders for the fiscal year ended May 31, 2020.

We also consent to such incorporation by reference in Registration Statement Nos. 333-114085, 333-133340, 333-155284, 333-184809, 333-210660, and 333-232121 of Taylor Devices, Inc. on Form S-8 of our report dated August 7, 2020.

/s/Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

Buffalo, New York

August 7, 2020

TAYLOR DEVICES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020

[Lumsden & McCormick, LLP Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Taylor Devices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary (the Company) as of May 31, 2020 and 2019, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

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

Buffalo, New York

August 7, 2020

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2020	2019

Assets
Current assets:
Cash and cash equivalents	$15,159,827	$5,071,822
Short-term investments	1,071,950	1,055,591
Accounts and other receivables, net	5,819,471	5,279,302
Inventory	10,107,437	11,239,331
Prepaid expenses	460,212	312,160
Prepaid income taxes	50,148	237,017
Costs and estimated earnings in excess of billings	1,754,573	7,572,490
Total current assets	34,423,618	30,767,713

Maintenance and other inventory, net	879,050	731,877
Property and equipment, net	9,407,490	9,317,442
Cash value of life insurance, net	195,621	190,749
Deferred income taxes	170,115	189,115
	$45,075,894	$41,196,896
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$1,461,500	$—
Accounts payable	1,370,175	1,402,692
Accrued commissions	305,885	1,309,358
Other accrued expenses	1,663,914	1,532,271
Billings in excess of costs and estimated earnings	736,866	633,703
Total current liabilities	5,538,340	4,878,024

Stockholders' Equity:
Common stock, $ .025 par value, authorized 8,000,000 shares, issued 4,040,805 and 4,029,431 shares	100,943	100,735
Paid-in capital	9,759,063	9,538,892
Retained earnings	32,538,580	29,508,604
	42,398,586	39,148,231
Treasury stock - 550,872 shares at cost	(2,861,032)	(2,829,359)
Total stockholders' equity	39,537,554	36,318,872
	$45,075,894	$41,196,896

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2020	2019

Sales, net	$28,381,541	$33,619,031

Cost of goods sold	19,144,451	24,571,255

Gross profit	9,237,090	9,047,776

Selling, general and administrative expenses	5,934,410	6,045,984

Operating income	3,302,680	3,001,792

Other income
Interest, net	111,054	69,006
Miscellaneous	2,242	(11,273)
Total other income	113,296	57,733

Income before provision for income taxes	3,415,976	3,059,525

Provision for income taxes	386,000	515,000

Net income	$3,029,976	$2,544,525

Basic and diluted earnings per common share	$0.87	$0.73

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

For the years ended May 31, 2020 and 2019
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2018	$100,428	$9,382,202	$26,959,080	$(2,829,359)

Net income for the year ended May 31, 2019	—	—	2,544,525	—

Common stock issued for employee stock option plan	619	164,364	—	—

Common stock issued for employee stock purchase plan	38	17,473	—	—

Adjustments Due to ASU 2014-09	—	—	4,999	—

Stock options issued for services	—	106,656	—	—

Balance, May 31, 2019	100,735	9,538,892	29,508,604	(2,829,359)

Net income for the year ended May 31, 2020	—	—	3,029,976	—

Common stock issued for employee stock option plan	174	63,250	—	(31,673)

Common stock issued for employee stock purchase plan	34	13,824	—	—

Stock options issued for services	—	143,097	—	—

Balance, May 31, 2020	$100,943	$9,759,063	$32,538,580	$(2,861,032)

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended May 31,	2020	2019

Operating activities:
Net income	$3,029,976	$2,544,525
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation	1,141,110	1,072,959
Stock options issued for services	143,097	106,656
Loss on disposal of property and equipment	—	18,061
Provision for inventory obsolescence	180,000	175,000
Deferred income taxes	19,000	30,000
Changes in other current assets and liabilities:
Accounts and other receivables	(540,169)	986,562
Inventory	804,721	1,158,334
Prepaid expenses	(148,052)	(67,517)
Prepaid income taxes	186,869	(34,498)
Costs and estimated earnings in excess of billings	5,817,917	(1,542,036)
Accounts payable	(32,517)	(57,483)
Accrued commissions	(1,003,473)	326,098
Other accrued expenses	131,644	(674,944)
Billings in excess of costs and estimated earnings	103,163	(1,384,194)
Net operating activities	9,833,286	2,657,523

Investing activities:
Acquisition of property and equipment	(1,231,158)	(472,837)
Increase in short-term investments	(16,359)	(16,509)
Increase in cash value of life insurance	(4,872)	(5,019)
Net investing activities	(1,252,389)	(494,365)

Financing activities:
Short-term borrowings	1,461,500	—
Proceeds from issuance of common stock	45,608	50,341
Net financing activities	1,507,108	50,341

Net change in cash and cash equivalents	10,088,005	2,213,499

Cash and cash equivalents - beginning	5,071,822	2,858,323
Cash and cash equivalents - ending	$15,159,827	$5,071,822

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

83% of the Company's 2020 revenue was generated from sales to customers in the United States and 11% was from sales to customers in Asia. Remaining sales were to customers in other countries in North America, Europe and South America.

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

Short-term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at May 31, 2020 include “available for sale” corporate bonds stated at fair value, which approximates cost. The bonds (19) mature on various dates during the period July 2020 to September 2024. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

The bonds are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

Accounts and Other Receivables:

Accounts and other receivables are stated at an amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to the receivable.

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year), using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the year ended May 31, 2020, 57% of revenue was recorded for contracts in which revenue was recognized over time while 43% was recognized at a point in time. In the year ended May 31, 2019, 55% of revenue was recorded for contracts in which revenue was recognized over time while 45% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of May 31, 2020, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

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

Shipping and Handling Costs:

Shipping and handling costs on incoming inventory items are classified as a component of cost of goods sold, while shipping and handling costs on outgoing shipments to customers are classified as a component of selling, general and administrative expenses. The amounts of these costs classified as a component of selling, general and administrative expenses were $420,786 and $268,847 for the years ended May 31, 2020 and 2019. Shipping and handling activities that occur after the customer has obtained control of the product are considered fulfillment activities, not performance obligations.

Research and Development Costs:

Research and development costs are classified as a component of cost of sales. The amounts of these costs were $585,000 and $319,000 for the years ended May 31, 2020 and 2019.

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

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at May 31, 2020 or 2019. The Company recorded no interest expense or penalties in its consolidated statements of income during the years ended May 31, 2020 and 2019.

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

Stock-Based Compensation:

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The stock-based compensation expense for the years ended May 31, 2020 and 2019 was $143,097 and $137,655.

New Accounting Standards:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as amended, is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2018 (fiscal year 2020 for the Company). Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company adopted ASU 2014-09 on June 1, 2018 using the modified retrospective method, which required the recognition of the cumulative effect of the transition as an adjustment to retained earnings. The effect of the adoption is detailed above.

Other recently issued Accounting Standards Codification (ASC) guidance has either been implemented or are not significant to the Company.

2. Accounts and Other Receivables:

	2020	2019
Customers	$5,399,915	$4,438,373
Customers - retention	630,823	950,684
	6,030,738	5,389,057
Less allowance for doubtful accounts	211,267	109,755
	$5,819,471	$5,279,302

3. Inventory:

	2020	2019
Raw materials	$658,024	$679,018
Work-in-process	8,586,404	9,905,495
Finished goods	963,009	754,818
	10,207,437	11,339,331
Less allowance for obsolescence	100,000	100,000
	$10,107,437	$11,239,331

4. Costs and Estimated Earnings on Uncompleted Contracts:

	2020	2019
Costs incurred on uncompleted contracts	$6,395,550	$16,599,307
Estimated earnings	3,816,527	6,526,707
	10,212,077	23,126,014
Less billings to date	9,194,370	16,187,227
	$1,017,707	$6,938,787

Amounts are included in the accompanying balance sheets under the following captions:

	2020	2019
Costs and estimated earnings in excess of billings	$1,754,573	$7,572,490
Billings in excess of costs and estimated earnings	736,866	633,703
	$1,017,707	$6,938,787

The following summarizes the status of Projects in progress as of May 31, 2020 and 2019:

	2020	2019
Number of Projects in progress	15	22
Aggregate percent complete	80%	77%
Aggregate amount remaining	$2,234,962	$6,748,520
Percentage of total value invoiced to customer	74%	54%

The Company expects to recognize the entire remaining revenue on all open projects during the May 31, 2020 fiscal year.

Revenue recognized during the years ended May 31, 2020 and 2019 for amounts included in billings in excess of costs and estimated earnings as of the beginning of the year amounted to $1,481,320 and $4,187,015.

5. Maintenance and Other Inventory:

	2020	2019
Maintenance and other inventory	$2,479,497	$2,197,958
Less allowance for obsolescence	1,600,447	1,466,081
	$879,050	$731,877

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

The provision for potential inventory obsolescence was $180,000 and $175,000 for the years ended May 31, 2020 and 2019.

6. Property and Equipment:

	2020	2019
Land	$195,220	$195,220
Buildings and improvements	9,457,142	9,342,431
Machinery and equipment	11,242,667	10,390,610
Office furniture and equipment	2,209,382	1,975,392
Autos and trucks	24,818	24,818
Land improvements	455,429	455,429
	23,584,658	22,383,900
Less accumulated depreciation	14,177,168	13,066,458
	$9,407,490	$9,317,442

Depreciation expense was $1,141,110 and $1,072,959 for the years ended May 31, 2020 and 2019.

The Company has commitments to make capital expenditures of approximately $200,000 as of May 31, 2020.

7. Short-Term Borrowings:

During 2020, the Company received a loan totaling $1,461,500 from the Small Business Administration under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (CARES) Act, in response to the pandemic described in Note 20. Some or all of the loan may be forgiven if certain criteria are met. Otherwise, the loan is unsecured, has a deferment on payments for 6 months after a decision on forgiveness has been made, then is payable over a negotiable period of time, and bears interest at 1%.

The Company has available a $10,000,000 demand line of credit from a bank, with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25%. The line is secured by a negative pledge of the Company's real and personal property. This line of credit is subject to the usual terms and conditions applied by the bank and subject to renewal annually.

There is no amount outstanding under the line of credit at May 31, 2020 or May 31, 2019.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis. Outstanding checks under this arrangement totaled $523,344 and $292,000 as of May 31, 2020 and 2019. These amounts are included in accounts payable.

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

	2020	2019
Construction	$15,621,784	$20,168,587
Aerospace / Defense	10,771,129	11,383,374
Industrial	1,988,628	2,067,070
	$28,381,541	$33,619,031

Sales to six customers approximated 41% (10%, 9%, 6%, 6%, 5% and 5% respectively) of net sales for 2020. Sales to four customers approximated 36% (17%, 8%, 6% and 5% respectively) of net sales for 2019.

10. Income Taxes:

	2020	2019
Current tax provision:
Federal	$375,000	$521,000
State	—	—
	375,000	521,000
Deferred tax provision:
Federal	11,000	(6,000)
State	—	—
	11,000	(6,000)
	$386,000	$515,000

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2020	2019
Computed tax provision at the expected statutory rate	$717,400	$642,500
State income tax - net of Federal tax benefit	500	500
Tax effect of permanent differences:
Research tax credits	(272,000)	(166,000)
Foreign-derived intangible income deduction	(99,739)	-
Other permanent differences	40,200	28,700
Other	(361)	9,300
	$386,000	$515,000
Effective income tax rate	11.3%	16.8%

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2020	2019
Deferred tax assets:
Allowance for doubtful receivables	$44,000	$23,000
Tax inventory adjustment	94,000	99,700
Allowance for obsolete inventory	357,100	328,900
Accrued vacation	60,500	50,200
Accrued commissions	3,900	19,800
Warranty reserve	39,400	30,300
Stock options issued for services	230,200	208,600
	829,500	760,500
Deferred tax liabilities:
Excess tax depreciation	659,385	571,385
Net deferred tax assets	$170,115	$189,115

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible. The Company provides a valuation allowance to the extent that deferred tax assets may not be realized. A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable. The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance. The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced. The Company will need to generate approximately $4.0 million in taxable income in future years in order to realize the deferred tax assets recorded as of May 31, 2020 of $829,500.

The Company and its subsidiary file consolidated Federal and State income tax returns. As of May 31, 2020, the Company had State investment tax credit carryforwards of approximately $369,000 expiring through May 31, 2026.

11.       Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2020	2019
Average common shares outstanding	3,481,12	3,470,595
Common shares issuable under stock option plans	8,663	17,043
Average common shares outstanding assuming dilution	3,489,791	3,487,638

12. Related Party Transactions:

The Company had no related party transactions for the years ended May 31, 2020 and 2019.

13. Employee Stock Purchase Plan:

In March 2004, the Company reserved 295,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan. Participation in the employee stock purchase plan is voluntary for all eligible employees of the Company. Purchase of common shares can be made by employee contributions through payroll deductions. At the end of each calendar quarter, the employee contributions will be applied to the purchase of common shares using a share value equal to the mean between the closing bid and ask prices of the stock on that date. These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan. During the years ended May 31, 2020 and 2019, 1,374 ($8.63 to $11.00 price per share) and 1,542 ($10.235 to $12.28 price per share) common shares, respectively, were issued to employees. As of May 31, 2020, 220,253 shares were reserved for further issue.

14. Stock Option Plans:

In 2018, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options. The incentive stock options qualify for preferential treatment under the Internal Revenue Code. Under this plan, 160,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 28,750 shares have been granted as of May 31, 2020. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.

Using the Black-Scholes option pricing model, the weighted average estimated fair value of each option granted under the plan was $2.85 during 2020 and $3.20 during 2019. The pricing model uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company's stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation model. The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	2020	2019
Risk-free interest rate	1.98%	2.48%
Expected life in years	3.9	3.8
Expected volatility	32%	31%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding - May 31, 2018	271,750	$11.33	$304,252
Options granted	43,000	$11.90
Less: options exercised	10,750	$3.05
Less: options expired	80,000	$11.68
Outstanding - May 31, 2019	224,000	$11.71	$228,132
Options granted	50,250	$10.30
Less: options exercised	10,000	$6.35
Less: options expired	12,000	$14.34
Outstanding - May 31, 2020	252,250	$11.52	$209,835

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of the balance sheet dates. The aggregate intrinsic value of outstanding options as of the end of each fiscal year is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the-money at that date (98,000 at May 31, 2020 and 77,250 at May 31, 2019.) The Company's closing stock price was $10.99 and $11.08 as of May 31, 2020 and 2019. As of May 31, 2020, there are 131,250 options available for future grants under the 2018 stock option plan. $31,750 and $32,830 was received from the exercise of share options during the fiscal years ended May 31, 2020 and 2019.

The following table summarizes information about stock options outstanding at May 31, 2020:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price
$5.01-$6.00	10,000	0.9	$5.69
$7.01-$8.00	15,000	2.9	$7.74
$8.01-$9.00	27,250	3.6	$8.69
$9.01-$10.00	30,750	9.9	$9.85
$10.01-$11.00	15,000	7.9	$10.30
$11.01-$12.00	68,750	7.8	$11.57
$12.01-$13.00	40,500	5.8	$12.38
$13.01-$14.00	15,000	6.9	$13.80
$16.01-$17.00	15,000	5.9	$16.40
$19.01-$20.00	15,000	6.2	$19.26
$5.00-$20.00	252,250	6.5	$11.52

The following table summarizes information about stock options outstanding at May 31, 2019:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price
$5.01-$6.00	10,000	1.9	$5.69
$6.01-$7.00	10,000	0.9	$6.35
$7.01-$8.00	15,000	3.9	$7.74
$8.01-$9.00	27,250	4.6	$8.69
$10.01-$11.00	15,000	8.9	$10.30
$11.01-$12.00	53,000	8.4	$11.79
$12.01-$13.00	45,000	6.9	$12.38
$13.01-$14.00	15,000	7.9	$13.80
$16.01-$17.00	15,000	6.9	$16.40
$19.01-$20.00	18,750	7.2	$19.26
$5.00-$20.00	224,000	6.5	$11.71

15. Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series. The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

16. Treasury Stock:

Treasury shares are 553,934 and 550,872 at May 31, 2020 and 2019.

17. Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code. The Company matches a percentage of employee voluntary salary deferrals subject to limitations. The Company may also make discretionary contributions as determined annually by the Company's Board of Directors. The amount expensed under the plan was $158,191 and $71,222 for the years ended May 31, 2020 and 2019.

18. Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

The fair values of short-term investments were determined as described in Note 1.

19. Cash Flows Information:

	2020	2019

Interest paid	none	none

Income taxes paid	$180,131	$550,498

20. Risks and Uncertainties:

On January 31, 2020, the United States Secretary of Health and Human Services (HHS) declared a public health emergency related to the global spread of coronavirus COVID-19, and a pandemic was declared by the World Health Organization in February 2020. Efforts to fight the widespread disease included limiting or closing many businesses and resulted in a severe disruption of operations for many organizations. Financial markets also experienced a significant decline in value. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on further developments, including the duration and spread of the outbreak, impact on customers, employees, and vendors, all of which cannot be predicted.