Form 10-Q
period 2020-08-31
TAYLOR DEVICES INC
filed 2020-09-25
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

Yes ☐ No ☒

As of September 23, 2020, there were outstanding 3,487,728 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	August 31,	May 31,
	2020	2020

Assets
Current assets:
Cash and cash equivalents	$15,419,001	$15,159,827
Short-term investments	1,077,962	1,071,950
Accounts receivable, net	4,708,831	5,819,471
Inventory	9,550,392	10,107,437
Costs and estimated earnings in excess of billings	1,676,993	1,754,573
Other current assets	513,702	510,360
Total current assets	32,946,881	34,423,618

Maintenance and other inventory, net	1,090,754	879,050
Property and equipment, net	9,362,463	9,407,490
Other assets	196,842	195,621
Deferred income taxes	170,115	170,115
	$43,767,055	$45,075,894
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$1,461,500	$1,461,500
Accounts payable	1,127,246	1,370,175
Accrued commissions	445,638	305,885
Other current liabilities	856,029	1,663,914
Billings in excess of costs and estimated earnings	109,622	736,866
Total current liabilities	4,000,035	5,538,340

Stockholders' Equity:
Common stock and additional paid-in capital	9,939,006	9,860,006
Retained earnings	32,714,591	32,538,580
	42,653,597	42,398,586
Treasury stock - at cost	(2,886,577)	(2,861,032)
Total stockholders’ equity	39,767,020	39,537,554
	$43,767,055	$45,075,894

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)
	August 31,
For the three months ended	2020	2019

Sales, net	$5,759,457	$5,708,639

Cost of goods sold	4,204,889	4,025,762

Gross profit	1,554,568	1,682,877

Selling, general and administrative expenses	1,363,203	1,290,531

Operating income	191,365	392,346

Other income, net	9,646	37,231

Income before provision for income taxes	201,011	429,577

Provision for income taxes	25,000	75,000

Net income	$176,011	$354,577

Basic and diluted earnings per common share	$0.05	$0.10

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Shareholders’ Equity
	(Unaudited)
	August 31,
For the three months ended	2020	2019

Common Stock
Beginning of period	$100,943	$100,735
Issuance of shares for employee stock purchase plan	9	8
Issuance of shares for employee stock option plan	75	—
End of period	101,027	100,473
Paid-in Capital
Beginning of period	9,759,063	9,538,892
Issuance of shares for employee stock purchase plan	3,729	3,369
Issuance of shares for employee stock option plan	25,470	—
Stock options issued for services	49,717	55,437
End of period	9,837,979	9,597,698
Retained Earnings
Beginning of period	32,538,580	29,508,604
Net income	176,011	354,577
End of period	32,714,591	29,863,181
Treasury Stock
Beginning of period	(2,861,032)	(2,829,359)
Issuance of shares for employee stock option plan	(25,545)	—
End of period	(2,886,577)	(2,829,359)
Total stockholders' equity	$39,767,020	$36,732,263

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	August 31,
For the three months ended	2020	2019

Operating activities:
Net income	$176,011	$354,577
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	289,485	280,398
Stock options issued for services	49,717	55,437
Changes in other assets and liabilities:
Accounts receivable	1,110,640	(1,567,219)
Inventory	345,341	(36,615)
Costs and estimated earnings in excess of billings	77,580	3,073,202
Other current assets	(3,342)	43,497
Accounts payable	(242,929)	3,327
Accrued commissions	139,753	(305,388)
Billings in excess of costs and estimated earnings	(627,244)	(398,423)
Other current liabilities	(807,885)	231,251
Net operating activities	507,127	1,734,044

Investing activities:
Acquisition of property and equipment	(244,458)	(72,919)
Other investing activities	(7,233)	(5,685)
Net investing activities	(251,691)	(78,604)

Financing activities:
Proceeds from issuance of common stock, net	3,738	3,377

Net change in cash and cash equivalents	259,174	1,658,817

Cash and cash equivalents - beginning	15,159,827	5,071,822

Cash and cash equivalents - ending	$15,419,001	$6,730,639

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2020 and May 31, 2020, the results of operations for the three months ended August 31, 2020 and 2019, and cash flows for the three months ended August 31, 2020 and 2019. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2020.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the three month period ended August 31, 2020 and 2019, the net income was divided by 3,487,085 and 3,478,636 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three month periods ended August 31, 2020 are not necessarily indicative of the results to be expected for the full year.

6.	Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

7.	Inventory:

	August 31, 2020	May 31, 2020
Raw materials	$637,444	$658,024
Work-in-process	8,472,445	8,586,404
Finished goods	540,503	963,009
Gross inventory	9,650,392	10,207,437
Less allowance for obsolescence	100,000	100,000
Net inventory	$9,550,392	$10,107,437

8.	Revenue Recognition:

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the three months ended August 31, 2020, 36% of revenue was recorded for contracts in which revenue was recognized over time while 64% was recognized at a point in time. In the three months ended August 31, 2019, 58% of revenue was recorded for contracts in which revenue was recognized over time while 42% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of August 31, 2020 and May 31, 2020, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2020 and 2019
Increase /
(Decrease)
Sales, net	$51,000
Cost of goods sold	$179,000
Selling, general and administrative expenses	$73,000
Income before provision for income taxes	$(229,000)
Provision for income taxes	$(50,000)
Net income	$(179,000)

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

For the three months ended August 31, 2020 (All figures discussed are for the three months ended August 31, 2020 as compared to the three months ended August 31, 2019).

	Three months ended August 31		Change
	2020	2019	Amount	Percent
Net Revenue	$5,760,000	$5,709,000	$51,000	1%
Cost of sales	4,205,000	4,026,000	179,000	4%
Gross profit	$1,555,000	$1,683,000	$(128,000)	-8%
… as a percentage of net revenues	27%	29%

The Company's consolidated results of operations showed a 1% increase in net revenues and a decrease in net income of 50%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 36% less than the level recorded in the prior year. The Company had 19 Projects in process during the current period as compared to 27 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 52% more than the level recorded in the prior year. Total sales within the U.S. decreased 13% from the same period last year. Total sales to Asia increased 86% from the same period of the prior year. Sales decreases were recorded over the same period last year to customers involved in construction of buildings and bridges (13%), as well as to industrial customers (17%). There was an increase in sales to customers in aerospace / defense (36%). Sales to customers in aerospace / defense in the same period last year were lower than any quarter since the second quarter of 2014 for the Company.

The gross profit as a percentage of net revenue of 27% in the current period is slightly less than the same period of the prior year (29%).

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended August 31
	2020	2019
Industrial	8%	10%
Construction	52%	60%
Aerospace / Defense	40%	30%

At August 31, 2019, the Company had 124 open sales orders in its backlog with a total sales value of $18.3 million. At August 31, 2020, the Company has slightly less open sales orders in its backlog (110 orders), and the total sales value is $10.3 million.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the three month periods ended August 31, 2020 and August 31, 2019, is as follows:

	Three months ended August 31
	2020	2019
USA	67%	78%
Asia	27%	15%
Other	6%	7%

Selling, General and Administrative Expenses

	Three months ended August 31		Change
	2020	2019	Amount	Percent
Outside Commissions	$243,000	$252,000	$(9,000)	-4%
Other SG&A	1,120,000	1,038,000	82,000	8%
Total SG&A	$1,363,000	$1,290,000	$73,000	6%
… as a percentage of net revenues	24%	23%

Selling, general and administrative expenses increased by 6% from the prior year. Outside commission expense decreased by 4% from last year's level. Other selling, general and administrative expenses increased 8% from last year to this.

The above factors resulted in operating income of $191,000 for the three months ended August 31, 2020, 51% less than the $392,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC. The Company recognized $50,000 and $55,000 of compensation cost for the three month periods ended August 31, 2020 and 2019.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	August 2020	August 2019
Risk-free interest rate:	1.750%	1.750%
Expected life of the options:	3.9 years	3.8 years
Expected share price volatility:	34%	30%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$2.88	$2.84

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the three month period ended August 31, 2020 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2020:	252,250	$11.52
Options granted:	17,250	$10.05
Less: Options exercised:	3,000	$8.52
Options outstanding and exercisable at August 31, 2020:	266,500	$11.46
Closing value per share on NASDAQ at August 31, 2020:		$9.35

Capital Resources and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the three months ended August 31, 2020 were $244,000 compared to $73,000 in the same period of the prior year. As of August 31, 2020, the Company has commitments for capital expenditures totaling $300,000 during the next twelve months.

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

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Inventory and Maintenance Inventory

	August 31, 2020		May 31, 2020		Increase /(Decrease)
Raw materials	$637,000		$658,000		$(21,000)	-3%
Work-in-process	8,472,000		8,586,000		(114,000)	-1%
Finished goods	441,000		863,000		(422,000)	-49%
Inventory	9,550,000	90%	10,107,000	92%	(557,000)	-6%
Maintenance and other inventory	1,091,000	10%	879,000	8%	212,000	24%
Total	$10,641,000	100%	$10,986,000	100%	$(345,000)	-3%

Inventory turnover	1.6		1.7

NOTE: Inventory turnover is annualized for the three month period ended August 31, 2020.

Inventory, at $9,550,000 as of August 31, 2020, is $557,000 less than the prior year-end level of $10,107,000. Approximately 89% of the current inventory is work in process, 4% is finished goods, and 7% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was zero and $45,000 for the three month periods ended August 31, 2020 and 2019. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	August 31, 2020	May 31, 2020	Increase /(Decrease)
Accounts receivable	$4,709,000	$5,819,000	$(1,110,000)	-19%
CIEB	1,677,000	1,755,000	(78,000)	-4%
Less: BIEC	110,000	737,000	(627,000)	-85%
Net	$6,276,000	$6,837,000	$(561,000)	-8%

Number of an average day’s sales outstanding in accounts receivable	74	68

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $4,709,000 as of August 31, 2020 includes $211,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2020 of $5,819,000 included an Allowance of $211,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased slightly from 68 days at May 31, 2020 to 74 at August 31, 2020. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the first quarter of the current fiscal year is 26% less than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is 19% less than the level at the end of the prior year. The decrease in the level of an average day’s sales off-set by the decrease in the level of accounts receivable caused the DSO to increase from last year end to this quarter-end. The Company expects to collect the net accounts receivable balance during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $1,677,000 balance in this account at August 31, 2020 is 4% less than the prior year-end balance. This decrease is the result of normal flow of the Projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 23% of the CIEB balance as of the end of the last fiscal quarter, May 31, 2020, was billed to those customers in the current fiscal quarter ended August 31, 2020. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	August 31, 2020	May 31, 2020
Costs	$2,472,000	$2,615,000
Estimated Earnings	440,000	540,000
Less: Billings to customers	1,235,000	1,400,000
CIEB	$1,677,000	$1,755,000
Number of Projects in progress	8	10

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $110,000 balance in this account at August 31, 2020 is down 85% from the $737,000 balance at the end of the prior year.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings,” discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	August 31, 2020	May 31, 2020
Billings to customers	$3,766,000	$7,794,000
Less: Costs	2,211,000	3,781,000
Less: Estimated Earnings	1,445,000	3,276,000
BIEC	$110,000	$737,000
Number of Projects in progress	3	5

Summary of factors affecting the balances in CIEB and BIEC:

	August 31, 2020	May 31, 2020
Number of Projects in progress	11	15
Aggregate percent complete	79%	80%
Average total sales value of Projects in progress	$732,000	$830,000
Percentage of total value invoiced to customer	62%	74%

The Company's backlog of sales orders at August 31, 2020 is $10.3 million, up slightly from the $9.8 million at the end of the prior year. $1.5 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,127,000 as of August 31, 2020, is 18% less than the prior year-end. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of August 31, 2020 are $446,000, up 46% from the $306,000 accrued at the prior year-end. Other current liabilities decreased 49% from the prior year-end, to $856,000. This decrease is primarily due to a decrease in accrued incentive compensation and customer advance payments. The Company expects the current accrued amounts to be paid or applied during the next twelve months.

Management believes the Company's cash flows from operations are sufficient to fund ongoing operations and capital improvements for the next twelve months.

Coronavirus Pandemic

Company management currently does not have reason to believe that the COVID-19 pandemic will adversely affect our ability to meet our obligations to our customers. Our top priorities continue to be the health and safety of our employees and their families along with supporting our customers.  Thanks to the careful adherence to our COVID-19 safety measures by our workforce as well as our customers and suppliers, we remain in a strong position with respect to being able to process existing orders and we are quite prepared to process new orders as they are secured.  Our high-spirited, healthy workforce continues to adjust their work schedules as the needs arise.

While the majority of our customers remain open to continue to receive shipments from us and issue new purchase orders to us, many of our construction customers continue to delay ordering materials while they attempt to determine the extent and impact of the pandemic on their projects. This continues to keep our backlog of sales orders at a lower level.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2020 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)        Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended August 31, 2020 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended August 31, 2020

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

June 1, 2020 -
		June 30, 2020	-	-	-	-

July 1, 2020 -
		July 31, 2020	-	-	-	-

August 1, 2020 -
		August 31, 2020	-	-	-	-

		Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary (the Company) as of August 31, 2020, and the related condensed consolidated statements of income, shareholders’ equity, and cash flows for the three months ended August 31, 2020 and 2019, and the related notes (collectively referred to as the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of May 31, 2020, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 7, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

September 25, 2020

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	September 25, 2020	/s/Timothy J. Sopko
Timothy J. Sopko Chief Executive Officer (Principal Executive Officer)

Date:	September 25, 2020	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer