Form 10-Q
period 2020-11-30
TAYLOR DEVICES INC
filed 2020-12-31
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

Yes ☐ No ☒

As of December 21, 2020, there were outstanding 3,488,124 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30,	May 31,
	2020	2020

Assets
Current assets:
Cash and cash equivalents	$14,993,541	$15,159,827
Short-term investments	1,084,034	1,071,950
Accounts receivable, net	4,822,216	5,819,471
Inventory	8,867,833	10,107,437
Costs and estimated earnings in excess of billings	1,542,701	1,754,573
Other current assets	533,070	510,360
Total current assets	31,843,395	34,423,618

Maintenance and other inventory, net	1,129,350	879,050
Property and equipment, net	9,537,703	9,407,490
Other assets	198,258	195,621
Deferred income taxes	170,115	170,115
	$42,878,821	$45,075,894
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$—	$1,461,500
Accounts payable	878,775	1,370,175
Accrued commissions	326,430	305,885
Other current liabilities	876,483	1,663,914
Billings in excess of costs and estimated earnings	381,180	736,866
Total current liabilities	2,462,868	5,538,340

Stockholders' Equity:
Common stock and additional paid-in capital	9,942,649	9,860,006
Retained earnings	33,359,881	32,538,580
	43,302,530	42,398,586
Treasury stock - at cost	(2,886,577)	(2,861,032)
Total stockholders’ equity	40,415,953	39,537,554
	$42,878,821	$45,075,894

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2020	2019	2020	2019

Sales, net	$4,717,597	$7,702,425	$10,477,054	$13,411,064

Cost of goods sold	4,141,209	5,060,703	8,346,098	9,086,465

Gross profit	576,388	2,641,722	2,130,956	4,324,599

Selling, general and administrative expenses	1,246,204	1,526,327	2,609,407	2,816,858

Operating income	(669,816)	1,115,395	(478,451)	1,507,741

Other income, net	1,470,106	26,611	1,479,752	63,842

Income before provision for income taxes	800,290	1,142,006	1,001,301	1,571,583

Provision for income taxes	155,000	225,000	180,000	300,000

Net income	$645,290	$917,006	$821,301	$1,271,583

Basic and diluted earnings per common share	$0.19	$0.26	$0.24	$0.37

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Shareholders’ Equity
	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2020	2019	2020	2019

Common Stock
Beginning of period	$101,027	$100,743	$100,943	$100,735
Issuance of shares for employee stock purchase plan	10	8	19	16
Issuance of shares for employee stock option plan	—	—	75	—
End of period	101,037	100,751	101,037	100,751
Paid-in Capital
Beginning of period	9,837,979	9,597,698	9,759,063	9,538,892
Issuance of shares for employee stock purchase plan	3,633	3,468	7,362	6,837
Issuance of shares for employee stock option plan	—	—	25,470	—
Stock options issued for services	—	—	49,717	55,437
End of period	9,841,612	9,601,166	9,841,612	9,601,166
Retained Earnings
Beginning of period	32,714,591	29,863,181	32,538,580	29,508,604
Net income	645,290	917,006	821,301	1,271,583
End of period	33,359,881	30,780,187	33,359,881	30,780,187
Treasury Stock
Beginning of period	(2,886,577)	(2,829,359)	(2,861,032)	(2,829,359)
Issuance of shares for employee stock option plan	—	—	(25,545)	—
End of period	(2,886,577)	(2,829,359)	(2,886,577)	(2,829,359)
Total stockholders' equity	$40,415,953	$37,652,745	$40,415,953	$37,652,745

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	November 30,
For the six months ended	2020	2019

Operating activities:
Net income	$821,301	$1,271,583
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	590,643	560,796
Stock options issued for services	49,717	55,437
Debt forgiveness	(1,461,500)	—
Changes in other assets and liabilities:
Accounts receivable	997,255	(1,068,375)
Inventory	989,304	414,317
Costs and estimated earnings in excess of billings	211,872	4,522,075
Other current assets	(22,710)	236,465
Accounts payable	(491,400)	528,564
Accrued commissions	20,545	(462,187)
Billings in excess of costs and estimated earnings	(355,686)	1,687,557
Other current liabilities	(787,431)	(379,028)
Net operating activities	561,910	7,367,204

Investing activities:
Acquisition of property and equipment	(720,856)	(317,421)
Other investing activities	(14,721)	(7,116)
Net investing activities	(735,577)	(324,537)

Financing activities:
Proceeds from issuance of common stock, net	7,381	6,853

Net change in cash and cash equivalents	(166,286)	7,049,520

Cash and cash equivalents - beginning	15,159,827	5,071,822

Cash and cash equivalents - ending	$14,993,541	$12,121,342

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2020 and May 31, 2020, the results of operations for the three and six months ended November 30, 2020 and 2019, and cash flows for the six months ended November 30, 2020 and 2019. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2020.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the six month periods ended November 30, 2020 and 2019, the net income was divided by 3,487,299 and 3,478,795 respectively, which is net of the Treasury shares, to calculate the net income per share. For the three month periods ended November 30, 2020 and 2019, the net income was divided by 3,487,192 and 3,478,716 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three and six month periods ended November 30, 2020 are not necessarily indicative of the results to be expected for the full year.

6.	Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

7.	Inventory:

	November 30, 2020	May 31, 2020
Raw materials	$580,276	$658,024
Work-in-process	7,844,831	8,586,404
Finished goods	542,726	963,009
Gross inventory	8,967,833	10,207,437
Less allowance for obsolescence	100,000	100,000
Net inventory	$8,867,833	$10,107,437

8.	Revenue Recognition:

Revenue is recognized (generally at fixed prices) when, or as, the Company transfers control of promised products or services to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products or services.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts which are, therefore, not distinct. Promised goods or services that are immaterial in the context of the contract are not separately assessed as performance obligations.

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the six months ended November 30, 2020, 34% of revenue was recorded for contracts in which revenue was recognized over time while 66% was recognized at a point in time. In the six months ended November 30, 2019, 60% of revenue was recorded for contracts in which revenue was recognized over time while 40% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of November 30, 2020 and May 31, 2020, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2020 and 2019
Increase /
(Decrease)
Sales, net	$(2,934,000)
Cost of goods sold	$(740,000)
Selling, general and administrative expenses	$(207,000)
Income before provision for income taxes	$(570,000)
Provision for income taxes	$(120,000)
Net income	$(450,000)

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

For the six months ended November 30, 2020 (All figures discussed are for the six months ended November 30, 2020 as compared to the six months ended November 30, 2019).

	Six months ended November 30		Change
	2020	2019	Amount	Percent
Net Revenue	$10,477,000	$13,411,000	$(2,934,000)	-22%
Cost of sales	8,346,000	9,086,000	(740,000)	-8%
Gross profit	$2,131,000	$4,325,000	$(2,194,000)	-51%
… as a percentage of net revenues	20%	32%

The Company's consolidated results of operations showed a 22% decrease in net revenues and a decrease in net income of 35%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 56% less than the level recorded in the prior year. We had 29 Projects in process during the current period compared with 33 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 30% more than the level recorded in the prior year. Total sales within the U.S. decreased 37% from the same period last year. Total sales to Asia increased 106% from the same period of the prior year. Sales decreases were recorded over the same period last year to customers involved in construction of buildings and bridges (44%) as well as in sales to industrial customers (7%). There was an increase in sales to customers in aerospace / defense (16%). The significant decrease in domestic sales is primarily from the reduction in sales to construction customers. Many prospective customers in the construction field have been delaying orders for several months as they consider the potential effects of the current COVID pandemic on the economy.

The gross profit as a percentage of net revenue of 20% in the current period is significantly lower than the 32% recorded in the same period of the prior year. The decrease in gross profit as a percentage of revenue is primarily due to the significant reduction in domestic sales to construction customers.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Six months ended November 30
	2020	2019
Industrial	9%	8%
Construction	43%	60%
Aerospace / Defense	48%	32%

At November 30, 2019, the Company had 132 open sales orders in our backlog with a total sales value of $17.1 million. At November 30, 2020, the Company has 107 open sales orders in our backlog, and the total sales value is $15.4 million.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the six month periods ended November 30, 2020 and November 30, 2019 is as follows:

	Six months ended November 30
	2020	2019
USA	68%	84%
Asia	23%	9%
Other	9%	7%

Selling, General and Administrative Expenses

	Six months ended November 30		Change
	2020	2019	Amount	Percent
Outside Commissions	$373,000	$605,000	$(232,000)	-38%
Other SG&A	2,236,000	2,211,000	25,000	1%
Total SG&A	$2,609,000	$2,816,000	$(207,000)	-7%
… as a percentage of net revenues	25%	21%

Selling, general and administrative expenses decreased by 7% from the prior year. Outside commission expense decreased by 38% from last year's level due to lower levels of commissionable sales. Other selling, general and administrative expenses increased 1% from last year to this year.

The above factors resulted in an operating loss of $478,000 for the six months ended November 30, 2020, as compared to operating income of $1,508,000 in the same period of the prior year.

Other income during the period includes $1,462,000 of income due to the forgiveness of the loan by the Small Business Administration (SBA) under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (CARES) Act, discussed below.

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended November 30, 2020 and 2019
Increase /
(Decrease)
Sales, net	$(2,985,000)
Cost of goods sold	$(919,000)
Selling, general and administrative expenses	$(280,000)
Income before provision for income taxes	$(342,000)
Provision for income taxes	$(70,000)
Net income	$(272,000)

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

For the three months ended November 30, 2020 (All figures discussed are for the three months ended November 30, 2020 as compared to the three months ended November 30, 2019).

	Three months ended November 30		Change
	2020	2019	Amount	Percent
Net Revenue	$4,717,000	$7,702,000	$(2,985,000)	-39%
Cost of sales	4,141,000	5,060,000	(919,000)	-18%
Gross profit	$576,000	$2,642,000	$(2,066,000)	-78%
… as a percentage of net revenues	12%	34%

The Company's consolidated results of operations showed a 39% decrease in net revenues and a decrease in net income of 30%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 69% less than the level recorded in the prior year. The Company had 21 Projects in process during the current period as compared to 26 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 12% more than the level recorded in the prior year. Total sales within the U.S. decreased 52% from the same period last year. Total sales to Asia increased 167% from the same period of the prior year. Sales increases were recorded over the same period last year to customers in aerospace / defense (4%), as well as to industrial customers (4%). There was a decrease in sales to customers involved in construction of buildings and bridges (68%). The significant decrease in domestic sales is primarily from the reduction in sales to construction customers. Many prospective customers in the construction field have been delaying orders for several months as they consider the potential effects of the current COVID pandemic on the economy.

The gross profit as a percentage of net revenue of 12% in the current period is significantly less than the same period of the prior year (34%). The decrease in gross profit as a percentage of revenue is primarily due to the significant reduction in domestic sales to construction customers.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended November 30
	2020	2019
Industrial	11%	7%
Construction	31%	59%
Aerospace / Defense	58%	34%

Net revenue by geographic region, as a percentage of total net revenue for the three month periods ended November 30, 2020 and November 30, 2019, is as follows:

	Three months ended November 30
	2020	2019
USA	70%	88%
Asia	16%	4%
Other	14%	8%

Selling, General and Administrative Expenses

	Three months ended November 30		Change
	2020	2019	Amount	Percent
Outside Commissions	$130,000	$353,000	$(223,000)	-63%
Other SG&A	1,116,000	1,173,000	(57,000)	-5%
Total SG&A	$1,246,000	$1,526,000	$(280,000)	-18%
… as a percentage of net revenues	26%	20%

Selling, general and administrative expenses decreased by 18% from the prior year. Outside commission expense decreased by 63% from last year's level. Other selling, general and administrative expenses decreased 5% from last year to this.

The above factors resulted in an operating loss of $670,000 for the three months ended November 30, 2020, as compared to operating income of $1,115,000 in the same period of the prior year.

Other income during the period includes $1,462,000 of income due to the forgiveness of the loan by the SBA under the Paycheck Protection Program of the CARES Act, discussed below.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC. The Company recognized $50,000 and $55,000 of compensation cost for the six month periods ended November 30, 2020 and 2019.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	November 2020	November 2019
Risk-free interest rate:	1.750%	1.750%
Expected life of the options:	3.9 years	3.8 years
Expected share price volatility:	34%	30%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$2.88	$2.84

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the six month period ended November 30, 2020 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2020:	252,250	$11.52
Options granted:	17,250	$10.05
Less: Options exercised:	3,000	$8.52
Options outstanding and exercisable at November 30, 2020:	266,500	$11.46
Closing value per share on NASDAQ at November 30, 2020:		$10.54

Capital Resources and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the six months ended November 30, 2020 were $721,000 compared to $317,000 in the same period of the prior year. As of November 30, 2020, the Company has commitments for capital expenditures totaling $200,000 during the next twelve months.

During 2020, the Company received a loan totaling $1,462,000 from the SBA under the Paycheck Protection Program of the CARES Act, in response to the Coronavirus pandemic described below. The CARES Act permits that a loan may be forgiven if certain criteria are met. The Company has been notified by our bank that the SBA has approved our application to forgive the entire amount of the debt.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Inventory and Maintenance Inventory

	November 30, 2020		May 31, 2020		Increase /(Decrease)
Raw materials	$580,000		$658,000		$(78,000)	-12%
Work-in-process	7,845,000		8,586,000		(741,000)	-9%
Finished goods	443,000		863,000		(420,000)	-49%
Inventory	8,868,000	89%	10,107,000	92%	(1,239,000)	-12%
Maintenance and other inventory	1,129,000	11%	879,000	8%	250,000	28%
Total	$9,997,000	100%	$10,986,000	100%	$(989,000)	-9%

Inventory turnover	1.6		1.7

NOTE: Inventory turnover is annualized for the six month period ended November 30, 2020.

Inventory, at $8,868,000 as of November 30, 2020, is $1,239,000 less than the prior year-end level of $10,107,000. Approximately 88% of the current inventory is work in process, 5% is finished goods, and 7% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was zero and $90,000 for the six month periods ended November 30, 2020 and 2019. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	November 30, 2020	May 31, 2020	Increase /(Decrease)
Accounts receivable	$4,822,000	$5,819,000	$(997,000)	-17%
CIEB	1,543,000	1,755,000	(212,000)	-12%
Less: BIEC	381,000	737,000	(356,000)	-48%
Net	$5,984,000	$6,837,000	$(853,000)	-12%

Number of an average day’s sales outstanding in accounts receivable	92	68

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $4,822,000 as of November 30, 2020 includes $211,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2020 of $5,819,000 included an Allowance of $211,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 68 days at May 31, 2020 to 92 at November 30, 2020. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the second quarter of the current fiscal year is 39% less than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is 17% less than the level at the end of the prior year. The decrease in the level of an average day’s sales off-set by the decrease in the level of accounts receivable caused the DSO to increase from last year end to this quarter-end. The Company expects to collect the net accounts receivable balance during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $1,543,000 balance in this account at November 30, 2020 is 12% less than the prior year-end balance. This decrease is the result of normal flow of the Projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 59% of the CIEB balance as of the end of the last fiscal quarter, August 31, 2020, was billed to those customers in the current fiscal quarter ended November 30, 2020. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	November 30, 2020	May 31, 2020
Costs	$3,004,000	$2,615,000
Estimated Earnings	670,000	540,000
Less: Billings to customers	2,131,000	1,400,000
CIEB	$1,543,000	$1,755,000
Number of Projects in progress	14	10

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $381,000 balance in this account at November 30, 2020 is down 48% from the $737,000 balance at the end of the prior year.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings,” discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	November 30, 2020	May 31, 2020
Billings to customers	$1,308,000	$7,794,000
Less: Costs	1,159,000	3,781,000
Less: Estimated Earnings	(232,000)	3,276,000
BIEC	$381,000	$737,000
Number of Projects in progress	5	5

Summary of factors affecting the balances in CIEB and BIEC:

	November 30, 2020	May 31, 2020
Number of Projects in progress	19	15
Aggregate percent complete	62%	80%
Average total sales value of Projects in progress	$613,000	$830,000
Percentage of total value invoiced to customer	53%	74%

The Company's backlog of sales orders at November 30, 2020 is $15.4 million, up from the $9.8 million at the end of the prior year. $4.8 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $879,000 as of November 30, 2020, is 36% less than the prior year-end. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of November 30, 2020 are $326,000, up 7% from the $306,000 accrued at the prior year-end. Other current liabilities decreased 47% from the prior year-end, to $876,000. This decrease is primarily due to a decrease in accrued incentive compensation and customer advance payments. The Company expects the current accrued amounts to be paid or applied during the next twelve months.

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

While the majority of our customers remain open to continue to receive shipments from us and issue new purchase orders to us, many of our construction customers continue to delay ordering materials while they attempt to determine the extent and impact of the pandemic on their projects. This continues to keep our revenue and our backlog of sales orders at a lower level.

The liquidity of the Company remains strong at this time. Management, however, is concerned about the uncertainty of the length of time during which the virus will continue to affect our customers’ purchasing plans. A prolonged economic downturn would have a negative impact on our operations and our liquidity. For this reason, we have applied for and have received assistance from the federal government under provisions of the CARES Act, as discussed above.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2020 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)        Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended November 30, 2020 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended November 30, 2020

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

September 1, 2020 -
		September 30, 2020	-	-	-	-

October 1, 2020 -
		October 31, 2020	-	-	-	-

November 1, 2020 -
		November 30, 2020	-	-	-	-

		Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary (the Company) as of November 30, 2020, and the related condensed consolidated statements of income and shareholders’ equity for the three and six months ended November 30, 2020 and 2019 and cash flows for the six months ended November 30, 2020 and 2019, and the related notes (collectively referred to as the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

December 31, 2020

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	December 31, 2020	/s/Timothy J. Sopko
Timothy J. Sopko Chief Executive Officer (Principal Executive Officer)

Date:	December 31, 2020	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer