Form 10-Q
period 2021-02-28
TAYLOR DEVICES INC
filed 2021-03-26
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Yes ☐ No ☒

As of March 26, 2021, there were outstanding 3,488,510 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	February 28,	May 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$16,084,718	$15,159,827
Short-term investments	1,090,582	1,071,950
Accounts and other receivables, net	5,024,657	5,819,471
Inventory	8,550,215	10,107,437
Costs and estimated earnings in excess of billings	1,011,367	1,754,573
Other current assets	931,241	510,360
Total current assets	32,692,780	34,423,618

Maintenance and other inventory, net	1,242,968	879,050
Property and equipment, net	9,558,066	9,407,490
Other assets	199,380	195,621
Deferred income taxes	170,115	170,115
	$43,863,309	$45,075,894
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$—	$1,461,500
Accounts payable	1,205,800	1,370,175
Accrued commissions	402,120	305,885
Other current liabilities	1,019,872	1,663,914
Billings in excess of costs and estimated earnings	633,216	736,866
Total current liabilities	3,261,008	5,538,340

Stockholders' Equity:
Common stock and additional paid-in capital	9,946,679	9,860,006
Retained earnings	33,542,199	32,538,580
	43,488,878	42,398,586
Treasury stock - at cost	(2,886,577)	(2,861,032)
Total stockholders’ equity	40,602,301	39,537,554
	$43,863,309	$45,075,894

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended February 28/29,		For the nine months ended February 28/29,
	2021	2020	2021	2020

Sales, net	$4,772,371	$7,234,195	$15,249,425	$20,645,259

Cost of goods sold	4,368,784	4,861,257	12,714,882	13,947,722

Gross profit	403,587	2,372,938	2,534,543	6,697,537

Selling, general, and administrative expenses	1,223,275	1,437,981	3,832,682	4,254,839

Operating income (loss)	(819,688)	934,957	(1,298,139)	2,442,698

Other income, net	643,006	36,795	2,122,758	100,637

Income (loss) before provision for income taxes	(176,682)	971,752	824,619	2,543,335

Provision for income taxes (benefit)	(359,000)	189,000	(179,000)	489,000

Net income	$182,318	$782,752	$1,003,619	$2,054,335

Basic and diluted earnings per common share	$0.05	$0.22	$0.29	$0.59

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Shareholders’ Equity
	(Unaudited)		(Unaudited)
	For the three months ended February 28/29,		For the nine months ended February 28/29,
	2021	2020	2021	2020

Common Stock
Beginning of period	$101,037	$100,751	$100,943	$100,735
Issuance of shares for employee stock purchase plan	10	8	29	24
Issuance of shares for employee stock option plan	—	—	75	—
End of period	101,047	100,759	101,047	100,759
Paid-in Capital
Beginning of period	9,841,612	9,601,166	9,759,063	9,538,892
Issuance of shares for employee stock purchase plan	4,020	3,372	11,382	10,209
Issuance of shares for employee stock option plan	—	—	25,470	—
Stock options issued for services	—	—	49,717	55,437
End of period	9,845,632	9,604,538	9,845,632	9,604,538
Retained Earnings
Beginning of period	33,359,881	30,780,187	32,538,580	29,508,604
Net income	182,318	782,752	1,003,619	2,054,335
End of period	33,542,199	31,562,939	33,542,199	31,562,939
Treasury Stock
Beginning of period	(2,886,577)	(2,829,359)	(2,861,032)	(2,829,359)
Acquisition of treasury stock at cost	—	—	(25,545)	—
End of period	(2,886,577)	(2,829,359)	(2,886,577)	(2,829,359)
Total stockholders' equity	$40,602,301	$38,438,877	$40,602,301	$38,438,877

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	February 28/29,
For the nine months ended	2021	2020

Operating activities:
Net income	$1,003,619	$2,054,335
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	938,493	841,194
Stock options issued for services	49,717	55,437
Paycheck Protection Program loan forgiveness	(1,461,500)	—
Changes in other assets and liabilities:
Accounts and other receivables	794,814	282,105
Inventory	1,193,304	595,847
Costs and estimated earnings in excess of billings	743,206	5,441,173
Other current assets	(420,881)	80,522
Accounts payable	(164,375)	206,092
Accrued commissions	96,235	(794,442)
Other current liabilities	(644,042)	(70,665)
Billings in excess of costs and estimated earnings	(103,650)	1,370,512
Net operating activities	2,024,940	10,062,110

Investing activities:
Acquisition of property and equipment	(1,089,069)	(992,272)
Other investing activities	(22,391)	(13,921)
Net investing activities	(1,111,460)	(1,006,193)

Financing activities:
Proceeds from issuance of common stock, net	11,411	10,233

Net change in cash and cash equivalents	924,891	9,066,150

Cash and cash equivalents - beginning	15,159,827	5,071,822

Cash and cash equivalents - ending	$16,084,718	$14,137,972

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2021 and May 31, 2020, the results of operations for the three and nine months ended February 28/29, 2021 and 2020, and cash flows for the nine months ended February 28/29, 2021 and 2020. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2020.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the nine-month periods ended February 28/29, 2021 and 2020, the net income was divided by 3,487,801 and 3,479,033 respectively, which is net of the Treasury shares, to calculate the net income per share. For the three-month periods ended February 28/29, 2021 and 2020, the net income was divided by 3,487,599 and 3,478,914 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three and nine month periods ended February 28, 2021 are not necessarily indicative of the results to be expected for the full year.

6.	Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

7.	Inventory:

	February 28, 2021	May 31, 2020
Raw materials	$584,191	$658,024
Work-in-process	7,583,386	8,586,404
Finished goods	482,638	963,009
Gross inventory	8,650,215	10,207,437
Less allowance for obsolescence	100,000	100,000
Net inventory	$8,550,215	$10,107,437

8.	Revenue Recognition:

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the nine months ended February 28, 2021, 39% of revenue was recorded for contracts in which revenue was recognized over time while 61% was recognized at a point in time. In the nine months ended February 29, 2020, 60% of revenue was recorded for contracts in which revenue was recognized over time while 40% was recognized at a point in time.

Progress payments are typically negotiated for longer term projects. Payments are otherwise due once performance obligations are complete (generally at shipment and transfer of title). For financial statement presentation purposes, the Company nets progress billings against the total costs incurred and estimated earnings recognized on uncompleted contracts. The asset, “costs and estimated earnings in excess of billings,” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings,” represents billings in excess of revenues recognized.

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of February 28, 2021 and May 31, 2020, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

9.	Other Income:

During the nine-month period ended February 28, 2021, the Company recorded $2,096,000 of Other income for funds received or receivable from the U.S. federal government as financial assistance under provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the Consolidated Appropriations Act of 2021 (CAA). During 2020, the Company received a loan totaling $1,462,000 from the SBA under the Paycheck Protection Program of the CARES Act. The CARES Act permits that a loan may be forgiven if certain criteria are met. The Company has been notified by our bank that the SBA has approved our application to forgive the entire amount of the debt. The Company also qualified for federal government assistance during the current fiscal year in the amount of $634,000 through Employee Retention Credit provisions of the CAA. The purpose of the Employee Retention Credit is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the coronavirus outbreak.

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

Results of Operations

A summary of the period-to-period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the nine months ended February 28/29, 2021 and 2020
Increase /
(Decrease)
Sales, net	$(5,396,000)
Cost of goods sold	$(1,233,000)
Selling, general, and administrative expenses	$(422,000)
Income (loss) before provision for income taxes	$(1,719,000)
Provision for income taxes (benefit)	$(668,000)
Net income	$(1,051,000)

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

For financial statement presentation purposes, the Company nets progress billings against the total costs incurred and estimated earnings recognized on uncompleted contracts. The asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

For the nine months ended February 28, 2021 (All figures discussed are for the nine months ended February 28, 2021 as compared to the nine months ended February 29, 2020).

	Nine months ended February 28/29		Change
	2021	2020	Amount	Percent
Net Revenue	$15,249,000	$20,645,000	$(5,396,000)	-26%
Cost of sales	12,715,000	13,948,000	(1,233,000)	-9%
Gross profit	$2,534,000	$6,697,000	$(4,163,000)	-62%
… as a percentage of net revenues	17%	32%

The Company's consolidated results of operations showed a 26% decrease in net revenues and a decrease in net income of 51%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 53% less than the level recorded in the prior year. The Company had 38 Projects in process during the current period compared with 36 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 13% more than the level recorded in the prior year. Total sales within the U.S. decreased 43% from the same period last year. Total sales to Asia increased 78% from the same period of the prior year. Sales decreases were recorded over the same period last year to customers involved in construction of buildings and bridges (44%) as well as in sales to customers in aerospace / defense (3%). There was an increase in sales to industrial customers (5%). The significant decrease in domestic sales is primarily from the reduction in sales to construction customers. Many prospective customers in the construction field have been delaying orders for several months as they consider the potential effects of the current COVID pandemic on the economy.

The gross profit as a percentage of net revenue of 17% in the current period is significantly lower than the 32% recorded in the same period of the prior year. The decrease in gross profit as a percentage of revenue is primarily due to the significant reduction in domestic sales to construction customers.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Nine months ended February 28/29
	2021	2020
Industrial	10%	7%
Construction	44%	58%
Aerospace / Defense	46%	35%

At February 29, 2020, the Company had 139 open sales orders in our backlog with a total sales value of $14.6 million. At February 28, 2021, the Company has 146 open sales orders in our backlog, and the total sales value is $18.8 million.

The Company's backlog, revenues, commission expense, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the nine-month periods ended February 28, 2021 and February 29, 2020 is as follows:

	Nine months ended February 28/29
	2021	2020
USA	64%	83%
Asia	24%	10%
Other	12%	7%

Selling, General, and Administrative Expenses

	Nine months ended February 28/29		Change
	2021	2020	Amount	Percent
Outside Commissions	$504,000	$830,000	$(326,000)	-39%
Other SG&A	3,329,000	3,425,000	(96,000)	-3%
Total SG&A	$3,833,000	$4,255,000	$(422,000)	-10%
… as a percentage of net revenues	25%	21%

Selling, general, and administrative expenses decreased by 10% from the prior year. Outside commission expense decreased by 39% from last year's level due to lower levels of commissionable sales. Other selling, general, and administrative expenses decreased 3% from last year to this year.

The above factors resulted in an operating loss of $1,298,000 for the nine months ended February 28, 2021, as compared to operating income of $2,443,000 in the same period of the prior year.

Other income during the period includes $2,096,000 of financial assistance provided by the U.S. federal government as part of the Coronavirus Aid, Relief and Economic Security (CARES) Act and the Consolidated Appropriations Act of 2021 (CAA), discussed below: a.) $1,462,000 of income due to the forgiveness of the loan by the Small Business Administration (SBA) under the Paycheck Protection Program, and b.) $634,000 of Employee Retention Credit income.

A summary of the period-to-period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended February 28/29, 2021 and 2020
Increase /
(Decrease)
Sales, net	$(2,462,000)
Cost of goods sold	$(492,000)
Selling, general, and administrative expenses	$(215,000)
Income (loss) before provision for income taxes	$(1,148,000)
Provision for income taxes (benefit)	$(548,000)
Net income	$(600,000)

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

For financial statement presentation purposes, the Company nets progress billings against the total costs incurred and estimated earnings recognized on uncompleted contracts. The asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

For the three months ended February 28, 2021 (All figures discussed are for the three months ended February 28, 2021 as compared to the three months ended February 29, 2020).

	Three months ended February 28/29		Change
	2021	2020	Amount	Percent
Net Revenue	$4,772,000	$7,234,000	$(2,462,000)	-34%
Cost of sales	4,369,000	4,861,000	(492,000)	-10%
Gross profit	$403,000	$2,373,000	$(1,970,000)	-83%
… as a percentage of net revenues	8%	33%

The Company's consolidated results of operations showed a 34% decrease in net revenues and a decrease in net income of 77%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 46% less than the level recorded in the prior year. The Company had 27 Projects in process during the current period as compared to 24 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 16% less than the level recorded in the prior year. Total sales within the U.S. decreased 55% from the same period last year. Total sales to Asia increased 42% from the same period of the prior year. An increase in sales was recorded over the same period last year to industrial customers (38%). There were decreases in sales to customers involved in construction of buildings and bridges (44%) as well as to customers in aerospace / defense (31%). The significant decrease in domestic sales is two-thirds from the reduction in sales to construction customers and one-third from the reduction in sales to aerospace / defense customers. Many prospective customers in the construction field have delayed orders for several months as they consider the potential effects of the current COVID pandemic on the economy.

The gross profit as a percentage of net revenue of 8% in the current period is significantly less than the same period of the prior year of 33%. The decrease in gross profit as a percentage of revenue is primarily due to the significant reduction in domestic sales to construction customers, the decrease in sales to aerospace / defense customers and the excess capacity in our facilities resulting from the lower volume of production to support the lower level of sales.

Sales of the Company’s products are made to three general groups of customers: industrial, construction and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended February 28/29
	2021	2020
Industrial	12%	5%
Construction	46%	54%
Aerospace / Defense	42%	41%

Net revenue by geographic region, as a percentage of total net revenue for the three-month periods ended February 28, 2021 and February 29, 2020, is as follows:

	Three months ended February 28/29
	2021	2020
USA	56%	82%
Asia	26%	12%
Other	18%	6%

Selling, General, and Administrative Expenses

	Three months ended February 28/29		Change
	2021	2020	Amount	Percent
Outside Commissions	$131,000	$225,000	$(94,000)	-42%
Other SG&A	1,092,000	1,213,000	(121,000)	-10%
Total SG&A	$1,223,000	$1,438,000	$(215,000)	-15%
… as a percentage of net revenues	26%	20%

Selling, general and administrative expenses decreased by 15% from the prior year. Outside commission expense decreased by 42% from last year's level. Other selling, general, and administrative expenses decreased 10% from last year to this.

The above factors resulted in an operating loss of $820,000 for the three months ended February 28, 2021, as compared to operating income of $935,000 in the same period of the prior year.

Other income during the period includes $634,000 of Employee Retention Credit income of the CAA, discussed below.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees, and non-employee directors. Options granted under the plan are exercisable over a ten-year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC. The Company recognized $50,000 and $55,000 of compensation cost for the nine-month periods ended February 28/29, 2021 and 2020.

The fair value of each stock option grant has been determined using the Black-Scholes model. The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions used in the model were based on volatility of the Company's stock price for the thirty-month period ending on the date of grant. The risk-free interest rate is derived from the U.S. treasury yield. The Company used a weighted average expected term.

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	February 2021	February 2020
Risk-free interest rate:	1.750%	1.750%
Expected life of the options:	3.9 years	3.8 years
Expected share price volatility:	34%	30%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$2.88	$2.84

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the nine-month period ended February 28, 2021 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2020:	252,250	$11.52
Options granted:	17,250	$10.05
Less: Options exercised:	3,000	$8.52
Less: Options expired:	18,750	$11.18
Options outstanding and exercisable at February 28, 2021:	247,750	$11.32
Closing value per share on NASDAQ at February 28, 2021:		$11.07

Capital Resources and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, billings in excess of costs and estimated earnings, and other current liabilities. The Company's primary source of liquidity has been operations.

Capital expenditures for the nine months ended February 28, 2021 were $1,089,000 compared to $992,000 in the same period of the prior year. As of February 28, 2021, the Company has commitments for capital expenditures totaling $260,000 during the next twelve months.

During 2020, the Company received a loan totaling $1,462,000 from the SBA under the Paycheck Protection Program of the CARES Act, in response to the Coronavirus pandemic described below. The CARES Act permits that a loan may be forgiven if certain criteria are met. The Company has been notified by its bank that the SBA has approved its application to forgive the entire amount of the debt. The Company also qualified for federal government assistance during the current fiscal year in the amount of $634,000 through Employee Retention Credit provisions of the CAA. The purpose of the Employee Retention Credit is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the coronavirus outbreak.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Inventory and Maintenance Inventory

	February 28, 2021		May 31, 2020		Increase /(Decrease)
Raw materials	$584,000		$658,000		$(74,000)	-11%
Work-in-process	7,583,000		8,586,000		(1,003,000)	-12%
Finished goods	383,000		863,000		(480,000)	-56%
Inventory	8,550,000	87%	10,107,000	92%	(1,557,000)	-15%
Maintenance and other inventory	1,243,000	13%	879,000	8%	364,000	41%
Total	$9,793,000	100%	$10,986,000	100%	$(1,193,000)	-11%

Inventory turnover	1.6		1.7

NOTE: Inventory turnover is annualized for the nine-month period ended February 28, 2021.

Inventory, at $8,550,000 as of February 28, 2021, is $1,557,000 less than the prior year-end level of $10,107,000. Approximately 89% of the current inventory is work in process, 4% is finished goods, and 7% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was zero and $135,000 for the nine-month periods ended February 28/29, 2021 and 2020. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	February 28, 2021	May 31, 2020	Increase /(Decrease)
Accounts receivable	$4,431,000	$5,819,000	$(1,388,000)	-24%
Other receivable	594,000	—	594,000
CIEB	1,011,000	1,755,000	(744,000)	-42%
Less: BIEC	633,000	737,000	(104,000)	-14%
Net	$5,403,000	$6,837,000	$(1,434,000)	-21%

Number of an average day’s sales outstanding in accounts receivable	84	68

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $4,431,000 as of February 28, 2021 includes $211,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2020 of $5,819,000 included an Allowance of $211,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 68 days at May 31, 2020 to 84 at February 28, 2021. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the third quarter of the current fiscal year is 38% less than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is 24% less than the level at the end of the prior year. The decrease in the level of an average day’s sales is off-set by the decrease in the level of accounts receivable caused the DSO to increase from last year end to this quarter-end. The Company expects to collect the net accounts receivable balance during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $1,011,000 balance in this account at February 28, 2021 is 42% less than the prior year-end balance. This decrease is the result of normal flow of the Projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 83% of the CIEB balance as of the end of the last fiscal quarter, November 30, 2020, was billed to those customers in the current fiscal quarter ended February 28, 2021. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	February 28, 2021	May 31, 2020
Costs	$2,102,000	$2,615,000
Estimated Earnings	340,000	540,000
Less: Billings to customers	1,431,000	1,400,000
CIEB	$1,011,000	$1,755,000
Number of Projects in progress	13	10

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $633,000 balance in this account at February 28, 2021 is down 14% from the $737,000 balance at the end of the prior year.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings,” discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	February 28, 2021	May 31, 2020
Billings to customers	$1,960,000	$7,794,000
Less: Costs	1,144,000	3,781,000
Less: Estimated Earnings	183,000	3,276,000
BIEC	$633,000	$737,000
Number of Projects in progress	7	5

Summary of factors affecting the balances in CIEB and BIEC:

	February 28, 2021	May 31, 2020
Number of Projects in progress	20	15
Aggregate percent complete	37%	80%
Average total sales value of Projects in progress	$553,000	$830,000
Percentage of total value invoiced to customer	31%	74%

The Company's backlog of sales orders at February 28, 2021 is $18.8 million, up from the $9.8 million at the end of the prior year. $7.3 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,206,000 as of February 28, 2021, is 12% less than the prior year-end. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of February 28, 2021 are $402,000, up 31% from the $306,000 accrued at the prior year-end. This increase is primarily due to a few recently completed Projects for which earned commissions are not yet payable. Other current liabilities decreased 39% from the prior year-end, to $1,020,000. This decrease is primarily due to a decrease in accrued incentive compensation and customer advance payments. The Company expects the current accrued amounts to be paid or applied during the next twelve months.

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

The majority of our customers remain open to continue to receive shipments from us and issue new purchase orders to us. Many of our domestic construction customers froze operations while they attempted to determine the extent and impact of the pandemic on their projects. We are starting to see a thawing in this domestic market as customers appear to gain confidence in the future of our economy. This has resulted in an increase in the volume of domestic sales orders as we head into the final quarter of our fiscal year. While these new orders are expected to have a small impact on the current fiscal year, we are optimistic that they will provide a strong base for the next.

The liquidity of the Company remains strong at this time. However, the pandemic isn’t over and the economy has not recovered yet. Management remains concerned about the uncertainty of the length of time during which the virus will continue to affect some of our customers’ purchasing plans. The economic downturn did have a negative impact on our operations and for this reason, we have applied for and have received assistance from the federal government under various provisions of the CARES Act and CAA, as discussed above.

Our Supply Chain Management team is in communication with our partners around the globe so that we can be updated on any delays that may occur. To date, there have been no significant delays in receiving our raw materials, purchased components or outside services that affect our final product. Global demand for materials such as steel may see a sharp increase as the various economies improve around the world. We are starting to see longer lead times to procure some materials. Management is monitoring this situation and adjusting our sourcing as necessary.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information called for by this item.

Item 4. Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of February 28, 2021 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)        Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended February 28, 2021 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended February 28, 2021

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

December 1, 2020 -
		December 31, 2020	-	-	-	-

January 1, 2021 -
		January 31, 2021	-	-	-	-

February 1, 2020 -
		February 28, 2021	-	-	-	-

		Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported

None

	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

None

ITEM 6	Exhibits
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.
	101.SCH	XBRL Taxonomy Extension Schema Document
1,	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary (the Company) as of February 28, 2021, and the related condensed consolidated statements of income and shareholders’ equity for the three and nine months ended February 28, 2021 and February 29, 2020 and cash flows for the nine months ended February 28, 2021 and February 29, 2020, and the related notes (collectively referred to as the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

March 26, 2021

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	March 26, 2021	/s/Timothy J. Sopko
Timothy J. Sopko Chief Executive Officer (Principal Executive Officer)

Date:	March 26, 2021	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer