Form 10-K
period 2021-05-31
TAYLOR DEVICES INC
filed 2021-08-27
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter on November 30, 2020 is $36,765,000.

The number of shares outstanding of each of the registrant's classes of common stock as of August 27, 2021: 3,496,765.

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

Seismic Dampers are designed to mitigate the effects of earthquake tremors on structures and represent a substantial part of the business of the Company. Fluidicshoks® are small, extremely compact shock absorbers with up to 19,200 inch-pound capacities, produced in 15 standard sizes for primary use in the defense, aerospace and commercial industry. Crane and industrial buffers are larger versions of the Fluidicshoks® with up to 60,000,000 inch-pound capacities, produced in more than 60 standard sizes for industrial application on cranes and crane trolleys, truck docks, ladle and ingot cars, ore trolleys and car stops. Self-adjusting shock absorbers, which include versions of Fluidicshoks® and crane and industrial buffers, automatically adjust to different impact conditions, and are designed for high cycle application primarily in heavy industry. Liquid die springs are used as component parts of machinery and equipment used in the manufacture of tools and dies. Vibration dampers are used primarily by the aerospace and defense industries to control the response of electronics and optical systems subjected to air, ship, or spacecraft vibration. Machined springs are precisely controlled mechanical springs manufactured from a variety of materials. These are used primarily for aerospace applications that require custom features that are not possible with conventional wound coil springs. Custom actuators are typically of the gas-charged type, using high pressure, that have custom features not available from other suppliers. These actuators are used for special aerospace and defense applications.

Distribution

The Company uses the services of several sales representatives and distributors in the United States and Canada along with more than 20 representatives and distributors throughout the rest of the world. Specialized technical sales in aerospace and custom marketing activities are serviced by several sales agents, under the direction and with the assistance of the Company's President. Sales representatives typically have non-exclusive, yearly agreements with the Company, which, in most instances, provide for payment of commissions on sales at 5% to 10% of the product's net aggregate selling price. Distributors also have non-exclusive, yearly agreements with the Company to purchase the Company's products for resale purposes.

Competition

The Company faces competition on mature aerospace and defense programs which may use more conventional products manufactured under less stringent government specifications. Two foreign companies are the Company's main competitors in the production of crane buffers.

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

Dependence Upon Major Customers

The Company is not dependent on any one or a few major customers. Sales to four customers approximated 33% (11%, 10%, 8%, and 4%, respectively) of net sales for 2021. The loss of any or all of these customers, unless the business is replaced by the Company, could result in an adverse effect on the results for the Company.

Patents, Trademarks and Licenses

The Company holds 6 patents expiring at different times until the year 2035.

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales. The Company had no inventory out on consignment and no consignment sales for the years ended May 31, 2021 and 2020. No extended payment terms are offered. During the year ended May 31, 2021, delivery time after receipt of orders averaged 8 to 10 weeks for the Company's standard products. Due to the volatility of structural and aerospace/defense programs, progress payments are usually required for larger projects using custom designed components of the Company.

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

Research and Development

To accommodate growth and to maintain its presence in current markets, the Company engages in product research and development activities in connection with the design of its products.  Occasionally, research and development for products in the aerospace and defense sectors is funded by customers or the federal government.  The Company also engages in research testing of its products.  For the fiscal years ended May 31, 2021 and 2020, the Company expended $924,000 and $585,000, respectively, on product research.  This increase is primarily due to research and development that will aid in accommodating planned growth in multiple sectors.  For the years ended May 31, 2021 and 2020, defense sponsored research and development totaled $243,000 and $26,000, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2021, the Company had 115 employees, including five executive officers. The Company has good relations with its employees.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

The Company's Common Stock trades on the NASDAQ Capital Market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") stock market under the symbol TAYD. The high and low sales information noted below for the quarters of fiscal year 2021 and fiscal year 2020 were obtained from NASDAQ.

	Fiscal 2021		Fiscal 2020
	High	Low	High	Low
First Quarter	$11.46	$8.68	$11.45	$10.54
Second Quarter	$10.54	$8.58	$11.10	$10.11
Third Quarter	$11.93	$9.76	$13.39	$10.10
Fourth Quarter	$12.43	$10.58	$11.57	$6.61

Holders

As of August 27, 2021, the number of issued and outstanding shares of Common Stock was 3,496,765 and the approximate number of record holders of the Company's Common Stock was 456. Due to a substantial number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock is less than 1,300.

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

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2021.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Stock Option Plan 2012 Stock Option Plan 2015 Stock Option Plan 2018 Stock Option Plan	19,750 67,000 105,750 75,250	$ 9.61 $11.57 $12.61 $10.73	- - - 84,000
Equity compensation plans not approved by security holders:
2004 Employee Stock Purchase Plan (1)	-	-	218,783
Total	267,750		302,783

(1)	The Company's 2004 Employee Stock Purchase Plan (the "Employee Plan") permits eligible employees to purchase shares of the Company's common stock at fair market value through payroll deductions and without brokers' fees. Such purchases are without any contribution on the part of the Company. As of May 31, 2021, 218,783 shares were available for issuance.

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

Accounts Receivable

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. Accounts receivable are stated at an amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts after considering the age of each receivable and communications with the customers involved. Balances that are collected, for which a credit to a valuation allowance had previously been recorded, result in a current-period reversal of the earlier transaction charging earnings and crediting a valuation allowance. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable in the current period. The actual amount of accounts written off over the five year period ended May 31, 2021 equaled less than 0.3% of sales for that period. The balance of the valuation allowance has decreased to $7,000 at May 31, 2021 from $211,000 at May 31, 2020. Management does not expect the valuation allowance to materially change in the next twelve months for the current accounts receivable balance.

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

During fiscal 2021, the Company began a thorough review of the facilities including the flow of inventory through the factory and warehouse areas to determine the most efficient utilization of available space. Inventory purchasing practices and stocking levels were also evaluated and it was determined that a significant portion of the older items would be disposed of while the allowance for potential inventory obsolescence would be increased as more items are identified for disposal. $1,101,000 of inventory was disposed of during the year. The provision for potential inventory obsolescence was $1,500,000 and $180,000 for the years ended May 31, 2021 and 2020.

Revenue Recognition

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year), using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process. Adjustments to cost and profit estimates are made periodically due to changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements. These changes may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Any losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion. Historically, actual results have not varied materially from the Company's estimates. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the year ended May 31, 2021, 43% of revenue was recorded for contracts in which revenue was recognized over time while 57% was recognized at a point in time. In the year ended May 31, 2020, 57% of revenue was recorded for contracts in which revenue was recognized over time while 43% was recognized at a point in time.

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

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible. The Company provides a valuation allowance to the extent that deferred tax assets may not be realized. A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable. The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance. In future years the Company will need to generate approximately $3.9 million of taxable income in order to realize our deferred tax assets recorded as of May 31, 2021 of $815,000. This deferred tax asset balance is 2% ($15,000) less than at the end of the prior year. The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced. If actual results differ from estimated results or if the Company adjusts these assumptions, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate.

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.

The Company and its subsidiary file consolidated Federal and State income tax returns. As of May 31, 2021, the Company had State investment tax credit carryforwards of approximately $368,000 expiring through May 2026.

Results of Operations

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the years ended May 31, 2021 and 2020
Increase /
(Decrease)
Sales, net	$(5,872,000)
Cost of goods sold	$190,000
Selling, general and administrative expenses	$(407,000)
Income before provision for income taxes	$(2,734,000)
Provision for income taxes	$(767,000)
Net income	$(1,967,000)

For the year ended May 31, 2021 (All figures being discussed are for the year ended May 31, 2021 as compared to the year ended May 31, 2020.)

	Year ended May 31		Change
	2021	2020	Amount	Percent
Net Revenue	$22,510,000	$28,382,000	$(5,872,000)	-21%
Cost of sales	19,335,000	19,145,000	190,000	1%
Gross profit	$3,175,000	$9,237,000	$(6,062,000)	-66%
… as a percentage of net revenues	14%	33%

The Company's consolidated results of operations showed a 21% decrease in net revenues and a decrease in net income of 65%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 41% lower than the level recorded in the prior year. We had 41 Projects in process during the current period compared with 41 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 7% more than the level recorded in the prior year. The number of Projects in-process fluctuates from period to period. The changes from the prior period to the current period are not necessarily representative of future results.

Sales of the Company's products are made to three general groups of customers: industrial, structural and aerospace / defense. The Company saw a 35% decrease from last year’s level in sales to structural customers who were seeking seismic / wind protection for either construction of new buildings and bridges or retrofitting existing buildings and bridges along with a 5% decrease in sales to customers in aerospace / defense offset by a 10% increase in sales to customers using our products in industrial applications. The significant decrease in sales to structural customers is primarily from domestic customers. Many prospective customers in the construction field had been delaying orders for several months as they considered the potential effects of the current COVID pandemic on the economy. Slightly more than half of the sales order bookings to structural customers were recorded in the final four months of the fiscal year, including $6.4 million in the fourth quarter. All of these will be deliverable in fiscal 2022.

A breakdown of sales to these three general groups of customers, as a percentage of total net revenue for fiscal years ended May 31, 2021 and 2020 is as follows:

	Year ended May 31
	2021	2020
Industrial	10%	7%
Structural	45%	55%
Aerospace / Defense	45%	38%

Total sales within North America decreased 34% from last year. Total sales to Asia increased 52% from the prior year. Net revenue by geographic region, as a percentage of total net revenue for fiscal years ended May 31, 2021 and 2020 is as follows:

	Year ended May 31
	2021	2020
North America	70%	85%
Asia	20%	11%
Other	10%	4%

The gross profit as a percentage of net revenue of 14% in the current period is less than the 33% recorded in the same period of the prior year. The significant decrease in gross profit as a percentage of revenue is primarily due to the significant reduction in domestic sales to structural customers along with the 58% increase in research and development costs incurred as discussed above.

At May 31, 2020, we had 102 open sales orders in our backlog with a total sales value of $9.8 million. At May 31, 2021, we had 132 open sales orders in our backlog with a total sales value of $22.0 million. $9.3 million of the current backlog is on Projects already in progress. $2.2 million of the $9.8 million sales order backlog at May 31, 2020 was in progress at that date. 43% of the sales value in the backlog is for aerospace / defense customers compared to 63% at the end of fiscal 2020. As a percentage of the total sales order backlog, orders from structural customers accounted for 55% at May 31, 2021 and 32% at May 31, 2020.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. Total sales in the current period and the changes in the current period compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses

	Year ended May 31		Change
	2021	2020	Amount	Percent
Outside Commissions	$719,000	$1,081,000	$(362,000)	-33%
Other SG&A	4,808,000	4,853,000	(45,000)	-1%
Total SG&A	$5,527,000	$5,934,000	$(407,000)	-7%
… as a percentage of net revenues	25%	21%

Selling, general and administrative expenses decreased slightly from the prior year. Outside commission expense decreased 33% from last year's level due to the significant decrease in the level of commissionable sales recorded in the current period as compared to the prior period. Other selling, general and administrative expenses decreased only slightly from last year.

The above factors resulted in operating loss of $2,352,000 for the year ended May 31, 2021, down significantly from the $3,303,000 operating income in the prior year.

Other income during the period includes $2,972,000 of financial assistance provided by the U.S. federal government as part of the Coronavirus Aid, Relief and Economic Security (CARES) Act and the Consolidated Appropriations Act of 2021 (CAA), discussed below: a.) $1,462,000 of income due to the forgiveness of the loan by the Small Business Administration (SBA) under the Paycheck Protection Program (PPP), and b.) $1,510,000 of Employee Retention Credit income.

The Company's effective tax rate (ETR) is calculated based upon current assumptions relating to the year's operating results and various tax related items. The ETR for the fiscal year ended May 31, 2021 is -56%, compared to the ETR for the prior year of 11%.

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2021	2020
Computed tax provision at the expected statutory rate	$143,000	$718,000
Tax effect of permanent differences:
Research tax credits	(218,000)	(272,000)
Foreign-derived intangible income deduction	—	(100,000)
U.S. Government PPP loan forgiven	(307,000)	—
Other permanent differences	42,000	40,000
Other	(41,000)	—
	$(381,000)	$386,000

The foreign-derived intangible income deduction is a tax deduction provided to corporations that sell goods or services to foreign customers. It became available through Public Law 115-97, known as the Tax Cuts and Jobs Act. The legislation that created the PPP and permitted the SBA to forgive loans made through the PPP also directed that the forgiven loan would not be taxable income to the recipient.

Stock Options

The Company has stock option plans which provide for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plans are exercisable over a ten year term. Options not exercised by the end of the term expire.

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The Company recognized $154,000 and $143,000 of compensation cost for the years ended May 31, 2021 and 2020.

The fair value of each stock option grant has been determined using the Black-Scholes model. The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. The Company used a weighted average expected term. Expected volatility assumptions used in the model were based on volatility of the Company's stock price for the thirty-month period immediately preceding the granting of the options. The Company issued stock options in August 2020 and April 2021. The risk-free interest rate is derived from the U.S. treasury yield.

The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

	August 2020	April 2021
Risk-free interest rate:	1.750%	2.625%
Expected life of the options:	3.9 years	4.0 years
Expected share price volatility:	34%	32%
Expected dividends:	zero	zero
These assumptions resulted in estimated fair-market value per stock option:	$2.88	$3.49

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy. A summary of changes in the stock options outstanding during the year ended May 31, 2021 is presented below.

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2020:	252,250	$11.52
Options granted:	47,250	$11.26
Less: Options exercised:	13,000	$6.34
Less: Options expired:	18,750	$13.31
Options outstanding and exercisable at May 31, 2021:	267,750	$11.60
Closing value per share on NASDAQ at May 31, 2021:		$11.85

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

Capital expenditures for the year ended May 31, 2021 were $1,622,000 compared to $1,231,000 in the prior year. Current year capital expenditures included new manufacturing machinery, testing equipment, paint booths system, upgrades to technology equipment and assembly / test facility improvements. The Company has commitments to make capital expenditures of approximately $400,000 as of May 31, 2021.

During fiscal 2020, the Company received a loan totaling $1,462,000 from the SBA under the Paycheck Protection Program of the CARES Act, in response to the Coronavirus pandemic described below. The total amount of the loan was forgiven during fiscal 2021 under provisions of the CARES Act.

The Company has a $10,000,000 demand line of credit from a bank, with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25%. There is no outstanding balance at May 31, 2021 or May 31, 2020. The outstanding balance on the line of credit fluctuates as the Company's various long-term projects progress. The line is secured by a negative pledge of the Company's real and personal property. This line of credit is subject to the usual terms and conditions applied by the bank and is subject to renewal annually.

The bank is not committed to make loans under this line of credit and no commitment fee is charged.

Inventory and Maintenance Inventory

	May 31, 2021		May 31, 2020		Increase /(Decrease)
Raw materials	$503,000		$658,000		$(155,000)	-24%
Work in process	5,076,000		8,586,000		(3,510,000)	-41%
Finished goods	256,000		863,000		(607,000)	-70%
Inventory	5,835,000	78%	10,107,000	92%	(4,272,000)	-42%
Maintenance and other inventory	1,613,000	22%	879,000	8%	734,000	84%
Total	$7,448,000	100%	$10,986,000	100%	$(3,538,000)	-32%

Inventory turnover	2.1		1.7

Inventory, at $5,835,000 as of May 31, 2021, is 42% less than the prior year-end. Of this, approximately 87% is work in process, 4% is finished goods, and 9% is raw materials. All of the current inventory is expected to be consumed or sold within twelve months. The level of inventory will fluctuate from time to time due to the stage of completion of the non-project sales orders in progress at the time.

The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders. During fiscal 2021, the Company began a thorough review of the inventory to identify and dispose of items that had not been used for several years and were unlikely to be used in the foreseeable future. The Company disposed of approximately $1,101,000 and $46,000 of obsolete inventory during the years ended May 31, 2021 and 2020, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB”) and Billings in Excess of Costs and Estimated Earnings (“BIEC”)

	May 31, 2021	May 31, 2020	Increase /(Decrease)
Accounts and other receivables	$4,121,000	$5,819,000	$(1,698,000)	-29%
Less: Other receivable	741,000	—	741,000
Accounts receivable	3,380,000	5,819,000	(2,439,000)	-42%
CIEB	1,500,000	1,755,000	(255,000)	-15%
Less: BIEC	1,362,000	737,000	625,000	85%
Net	$3,518,000	$6,837,000	$(3,319,000)	-49%

Number of an average day’s sales outstanding in accounts receivable (DSO)	42	68

The Company combines the totals of accounts receivable, the asset CIEB, and the liability BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $3,380,000 as of May 31, 2021 includes approximately $201,000 of amounts retained by customers on long-term construction projects. The Company expects to collect all of these amounts, including the retained amounts, during the next twelve months. The number of an average day's sales outstanding in accounts receivable (DSO) decreased to 42 days at May 31, 2021 from 68 days as of May 31, 2020. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the fourth quarter of the current fiscal year is only 6% less than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal year is 42% less than the level at the end of the prior year. The level of accounts receivable at the end of the current year is significantly less that last year due to 1.) the collection in the current year of amounts owed on some larger Projects that had been completed in the prior year and 2.) the lower level of sales in the current year. The combination of the decrease in the level of an average day’s sales along with the decrease in the level of accounts receivable caused the DSO to decrease by 26 days from last year-end to this year-end. The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

Other receivable is an amount of Employee Retention Credit claimed by the Company for the second calendar quarter of 2021 and is expected to be received in the third calendar quarter of 2021.

The status of the projects in-progress at the end of the current and prior fiscal years have changed in the factors affecting the year-end balances in the asset CIEB, and the liability BIEC:

	2021	2020
Number of projects in progress at year-end	14	15
Aggregate percent complete at year-end	32%	80%
Average total value of projects in progress at year-end	$963,000	$830,000
Percentage of total value invoiced to customer	30%	74%

There is one fewer project in-process at the end of the current fiscal year as compared with the prior year end and the average value of those projects has increased by 16% between those two dates.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, provisions such as this are often not possible. The $1,500,000 balance in this account at May 31, 2021 is a 15% decrease from the prior year-end. This decrease reflects the lower aggregate level of the percentage of completion of these Projects as of the current year end as compared with the Projects in process at the prior year end. Generally, if progress billings are permitted under the terms of a project sales agreement, then the more complete the project is, the more progress billings will be permitted. The Company expects to bill the entire amount during the next twelve months. 42% of the CIEB balance as of the end of the last fiscal quarter, February 28, 2021, was billed to those customers in the current fiscal quarter ended May 31, 2021. The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

The year-end balances in the CIEB account are comprised of the following components:

	May 31, 2021	May 31, 2020
Costs	$2,362,000	$2,615,000
Estimated earnings	410,000	540,000
Less: Billings to customers	1,272,000	1,400,000
CIEB	$1,500,000	$1,755,000
Number of projects in progress	9	10

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $1,362,000 balance in this account at May 31, 2021 is in comparison to a $737,000 balance at the end of the prior year. The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings," discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	May 31, 2021	May 31, 2020
Billings to customers	$2,741,000	$7,794,000
Less: Costs	1,011,000	3,781,000
Less: Estimated earnings	368,000	3,276,000
BIEC	$1,362,000	$737,000
Number of projects in progress	5	5

Accounts payable, at $1,787,000 as of May 31, 2021, is 30% more than the prior year-end. This significant increase is due to the increase in customer orders received during the final months of the current fiscal year that will be manufactured and shipped to the customers in the coming months. The Company expects the current accounts payable amount to be paid during the next twelve months.

Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of May 31, 2021 are $269,000. This is 12% less than the $306,000 accrued at the prior year-end. This decrease is generally due to the decrease in the level of sales, discussed above. The Company expects the current accrued amount to be paid during the next twelve months.

Other accrued expenses of $1,715,000 increased slightly from the prior year level of $1,664,000.

Management believes that the Company's cash on hand, cash flows from operations, and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations, capital improvements and share repurchases (if any) for the next twelve months.

Coronavirus Pandemic

On January 31, 2020, the United States Secretary of Health and Human Services (HHS) declared a public health emergency related to the global spread of coronavirus COVID-19, and a pandemic was declared by the World Health Organization in February 2020. Efforts to fight the widespread disease included limiting or closing many businesses and resulted in a severe disruption of operations for many organizations. Financial markets also fluctuated significantly during this time. The extent of the impact of COVID-19 on the Company’s operational and financial performance was significant in fiscal 2021. While the use of vaccinations world-wide have apparently slowed spread of the disease, the extent of the impact of COVID-19 on the Company’s operational and financial performance in fiscal 2022 will depend on further developments, including the duration and spread of the outbreak, impact on customers, employees, and vendors, all of which cannot be predicted.

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

The majority of our customers remain open to continue to receive shipments from us and issue new purchase orders to us. Many of our domestic structural customers froze operations while they attempted to determine the extent and impact of the pandemic on their projects. We noticed a thawing in this domestic market during the final four months of the fiscal year as customers appeared to gain confidence in the future of our economy. This has resulted in an increase in the volume of domestic sales orders. While these new orders had very little impact on the 2021 fiscal year, they have provided a strong base for the next fiscal year.

The liquidity of the Company remains strong at this time. However, the pandemic is not over and the economy has not fully recovered yet. Management remains concerned about variants of the virus as well as the uncertainty of the when or how the virus may affect some of our customers’ purchasing plans. The economic downturn did have a negative impact on our operations and for this reason, we have applied for and have received assistance from the federal government under various provisions of the CARES Act and CAA, as discussed above.

Our Supply Chain Management team is in communication with our partners around the globe so that we can be updated on any delays that may occur. Increases in global demand for materials such as steel have caused sharp cost increases as the various economies improve around the world. We have faced longer lead times to procure some materials. Management is monitoring this situation and adjusting our sourcing as necessary.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of May 31, 2021 and have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)       Management's report on internal control over financial reporting.

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework, updated in 2013. Based on this assessment management has concluded that, as of May 31, 2021, the Company's internal control over financial reporting is effective based on those criteria.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal year ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on October 22, 2021, which information is hereby incorporated by reference into this Annual Report. The proxy materials, including the Proxy Statement and form of proxy, will be filed within 120 days after the Company's fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
(i) Report of Independent Registered Public Accounting Firm
(ii) Consolidated Balance Sheets as of May 31, 2021 and 2020
(iii) Consolidated Statements of Income for the years ended May 31, 2021 and 2020
(iv) Consolidated Statements of Stockholders' Equity for the years ended May 31, 2021 and 2020
(v) Consolidated Statements of Cash Flows for the years ended May 31, 2021 and 2020
(vi) Notes to Consolidated Financial Statements - May 31, 2021 and 2020
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

	(x)	Negative Pledge Agreement dated August 30, 2017 by the Registrant in favor of M&T Bank, filed with this report.
	(xi)	Employment Agreement dated as of June 14, 2018 between the Registrant and Alan R. Klembczyk, incorporated by reference to Exhibit 10(i) to Current Report on Form 8-K filed June 19, 2018.
	(xii)	Employment Agreement dated as of June 14, 2018 between the Registrant and Mark V. McDonough, incorporated by reference to Exhibit 10(ii) to Current Report on Form 8-K filed June 19, 2018.
	(xiii)	Employment Agreement dated as of August 9, 2021 between the Registrant and Timothy J. Sopko, incorporated by reference to Exhibit 10 to Current Report on Form 8-K filed August 13, 2021.

11	Statement regarding computation of per share earnings

	REG. 228.601(A)(11) Statement regarding computation of per share earnings

	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2021

		Weighted average common stock outstanding		3,490,213
		Common shares issuable under stock option plans using treasury stock method		1,674
		Weighted average common stock outstanding assuming dilution		3,491,887

		Net income fiscal year ended May 31, 2021	(1)	$ 1,062,895
		Weighted average common stock	(2)	3,490,213
		Basic income per common share (1) divided by (2)		$ 0.30

		Net income fiscal year ended May 31, 2021	(3)	$ 1,062,895
		Weighted average common stock outstanding assuming dilution	(4)	3,491,887
		Diluted income per common share (3) divided by (4)		$ 0.30

	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2020

		Weighted average common stock outstanding		3,481,128
		Common shares issuable under stock option plans using treasury stock method		8,663
		Weighted average common stock outstanding assuming dilution		3,489,791

		Net income fiscal year ended May 31, 2020	(1)	$ 3,029,976
		Weighted average common stock	(2)	3,481,128
		Basic income per common share (1) divided by (2)		$ 0.87

		Net income fiscal year ended May 31, 2020	(3)	$ 3,029,976
		Weighted average common stock outstanding assuming dilution	(4)	3,489,791
		Diluted income per common share (3) divided by (4)		$ 0.87

13	The Annual Report to Security Holders for the fiscal year ended May 31, 2021, attached to this Annual Report on Form 10-K.

21	Subsidiaries of the registrant
	Tayco Realty Corporation is a New York corporation organized on September 8, 1977, owned by the Company.
23	The Consent of Independent Registered Public Accounting Firm precedes the Consolidated Financial Statements.
31	Officer Certifications
	(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Officer Certifications
	(i)	Section 1350 Certification of Chief Executive Officer.
	(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Timothy J. Sopko	Date:	August 27, 2021
Timothy J. Sopko
Chief Executive Officer
(Principal Executive Officer)

and

By:	/s/Mark V. McDonough	Date:	August 27, 2021
Mark V. McDonough
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/John Burgess	By:	/s/Robert M. Carey
	John Burgess, Director		Robert M. Carey, Director
	August 27, 2021		August 27, 2021

By:	/s/F. Eric Armenat	By:	/s/Alan R. Klembczyk
	F. Eric Armenat, Director		Alan R. Klembczyk, President and Director
	August 27, 2021		August 27, 2021

[Lumsden & McCormick, LLP Letterhead]

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of

Taylor Devices, Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K (Commission File Number 0-3498) of Taylor Devices, Inc. of our report dated August 27, 2021 and any reference thereto in the Annual Report to Shareholders for the fiscal year ended May 31, 2021.

We also consent to such incorporation by reference in Registration Statement Nos. 333-114085, 333-133340, 333-155284, 333-184809, 333-210660, and 333-232121 of Taylor Devices, Inc. on Form S-8 of our report dated August 27, 2021.

/s/Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

Buffalo, New York

August 27, 2021

TAYLOR DEVICES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2021

[Lumsden & McCormick, LLP Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Taylor Devices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary (the Company) as of May 31, 2021 and 2020, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Cost Estimates for Long-Term Contracts and Related Revenue Recognition

Description of the Matter

As more fully described in Note 1 to the consolidated financial statements, the Company recognizes revenue over time for long-term contracts as goods are produced. The Company uses costs incurred as the method for determining progress, and revenue is recognized based on costs incurred to date plus an estimate of margin at completion. The process of estimating margin at completion involves estimating the costs to complete production of goods and comparing those costs to the estimated final revenue amount. Long-term contracts are inherently uncertain in that revenue is fixed while the estimates of costs required to complete these contracts are subject to significant variability. Due to the technical performance requirements in many of these contracts, changes to cost estimates could occur, resulting in higher or lower margins when the contracts are completed.

Given the inherent uncertainty and significant judgments necessary to estimate future costs at completion, auditing these estimates involved a focused audit effort and a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

Our auditing procedures related to the cost estimates for long-term contracts and related revenue recognition included the following, among others:

  We evaluated the appropriateness and consistency of management’s methods used to develop its estimates.
  We evaluated the reasonableness of judgments made and significant assumptions used by management relating to key estimates.
  We selected a sample of executed contracts to understand the contract, perform an independent assessment of the appropriate timing of revenue recognition, and test the mathematical accuracy of revenue recognized based on costs incurred to date relative to total estimated costs at completion.
  We performed inquiries of the Company’s project managers and others directly involved with the contracts to evaluate project status and project challenges which may affect total estimated costs to complete. We also observed the project work site when key estimates related to tangible or physical progress of the project.
  We tested the accuracy and completeness of the data used in developing key estimates, including material, labor, overhead, and sub-contractor costs.
  We performed retrospective reviews of prior year long-term contracts, comparing actual performance to estimated performance and the related financial statement impact, when evaluating the thoroughness and precision of management’s estimation process in previous years.

Valuation of Inventory

Description of the Matter

As of May 31, 2021, the Company’s inventory balance was $5.8 million, net of a $100,000 allowance for obsolescence, its maintenance and other inventory balance was $1.6 million, net of a $2.0 million allowance for obsolescence, and its provision for obsolescence for the year ended was $1.5 million. As discussed in Note 5, maintenance and other inventory represents certain items that are estimated to have a product life-cycle in excess of twelve months the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. The Company evaluates its inventory for obsolescence on an ongoing basis by considering historical usage as well as requirements for future orders.

Given the inherent uncertainty and significant judgments necessary to estimate potential inventory obsolescence, auditing management’s estimates involved a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

Our auditing procedures related to valuation of inventory included the following, among others:

  We evaluated the appropriateness and consistency of management’s methods used to develop its estimates.
  We evaluated the reasonableness of judgments made and significant assumptions used by management relating to key estimates.
  We inquired of management relative to write-offs of inventory during the year.
  We tested the completeness and accuracy of management’s schedule of inventory.
  We developed an independent expectation of the obsolescence reserve based on our knowledge of the Company’s inventory, including analysis of slow-moving items and historical usage and compared it to actual.
  We examined management’s lower of cost or net realizable value analysis and performed procedures to test its completeness and accuracy.
  We selected a sample of material purchases made during the year to ensure they were included in inventory at the proper value.
  During our physical inventory observation, we toured the Company’s warehouses and examined inventory on hand for any indications of obsolescence.

/s/Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

We have served as the Company’s auditor since 1998.

Buffalo, New York

August 27, 2021

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2021	2020

Assets
Current assets:
Cash and cash equivalents	$20,581,604	$15,159,827
Short-term investments	1,097,012	1,071,950
Accounts and other receivables, net	4,120,564	5,819,471
Inventory	5,835,596	10,107,437
Prepaid expenses	522,747	460,212
Prepaid income taxes	454,778	50,148
Costs and estimated earnings in excess of billings	1,499,604	1,754,573
Total current assets	34,111,905	34,423,618

Maintenance and other inventory, net	1,612,839	879,050
Property and equipment, net	9,816,594	9,407,490
Cash value of life insurance, net	200,538	195,621
Deferred income taxes	190,115	170,115
	$45,931,991	$45,075,894
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$—	$1,461,500
Accounts payable	1,787,325	1,370,175
Accrued commissions	269,064	305,885
Other accrued expenses	1,715,409	1,663,914
Billings in excess of costs and estimated earnings	1,361,985	736,866
Total current liabilities	5,133,783	5,538,340

Stockholders' Equity:
Common stock, $.025 par value, authorized 8,000,000 shares, issued 4,055,275 and 4,040,805 shares	101,305	100,943
Paid-in capital	10,010,430	9,759,063
Retained earnings	33,601,475	32,538,580
	43,713,210	42,398,586
Treasury stock – 558,834 and 553,934 shares at cost	(2,915,002)	(2,861,032)
Total stockholders' equity	40,798,208	39,537,554
	$45,931,991	$45,075,894

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2021	2020

Sales, net	$22,509,641	$28,381,541

Cost of goods sold	19,334,950	19,144,451

Gross profit	3,174,691	9,237,090

Selling, general and administrative expenses	5,526,774	5,934,410

Operating income (loss)	(2,352,083)	3,302,680

Other income
Interest, net	53,654	111,054
Paycheck Protection Program loan forgiveness	1,461,500	—
Employee Retention Credit	1,510,131	—
Miscellaneous	8,693	2,242
Total other income	3,033,978	113,296

Income before provision for income taxes	681,895	3,415,976

Provision for income taxes (benefit)	(381,000)	386,000

Net income	$1,062,895	$3,029,976

Basic and diluted earnings per common share	$0.30	$0.87

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

For the years ended May 31,	2021	2020

Common Stock
Beginning of period	$100,943	$100,735
Issuance of shares for employee stock purchase plan	37	34
Issuance of shares for employee stock option plan	325	174
End of period	101,305	100,943

Paid-in Capital
Beginning of period	9,759,063	9,538,892
Issuance of shares for employee stock purchase plan	14,954	13,824
Issuance of shares for employee stock option plan	82,070	63,250
Stock options issued for services	154,343	143,097
End of period	10,010,430	9,759,063

Retained Earnings
Beginning of period	32,538,580	29,508,604
Net income	1,062,895	3,029,976
End of period	33,601,475	32,538,580

Treasury Stock
Beginning of period	(2,861,032)	(2,829,359)
Issuance of shares for employee stock option plan	(53,970)	(31,673)
End of period	(2,915,002)	(2,861,032)

Total stockholders' equity	$40,798,208	$39,537,554

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended May 31,	2021	2020

Operating activities:
Net income	$1,062,895	$3,029,976
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,212,713	1,141,110
Stock options issued for services	154,343	143,097
Bad debt expense	134,000	—
Provision for inventory obsolescence	1,500,000	180,000
Deferred income taxes	(20,000)	19,000
Paycheck Protection Program debt forgiveness	(1,461,500)	—
Changes in other current assets and liabilities:
Accounts and other receivables	1,564,907	(540,169)
Inventory	2,038,052	804,721
Prepaid expenses	(62,535)	(148,052)
Prepaid income taxes	(404,630)	186,869
Costs and estimated earnings in excess of billings	254,969	5,817,917
Accounts payable	417,150	(32,517)
Accrued commissions	(36,821)	(1,003,473)
Other accrued expenses	51,495	131,644
Billings in excess of costs and estimated earnings	625,119	103,163
Net operating activities	7,030,157	9,833,286

Investing activities:
Acquisition of property and equipment	(1,621,817)	(1,231,158)
Increase in short-term investments	(25,062)	(16,359)
Increase in cash value of life insurance	(4,917)	(4,872)
Net investing activities	(1,651,796)	(1,252,389)

Financing activities:
Short-term borrowings	—	1,461,500
Proceeds from issuance of common stock	43,416	45,608
Net financing activities	43,416	1,507,108

Net change in cash and cash equivalents	5,421,777	10,088,005

Cash and cash equivalents - beginning	15,159,827	5,071,822
Cash and cash equivalents - ending	$20,581,604	$15,159,827

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

Nature of Operations:

Taylor Devices, Inc. (the Company) manufactures and sells a single group of very similar products that have many different applications for customers. These similar products are included in one of eight categories; namely, Seismic Dampers, Fluidicshoks®, Crane and Industrial Buffers, Self-Adjusting Shock Absorbers, Liquid Die Springs, Vibration Dampers, Machined Springs and Custom Actuators for use in various types of machinery, equipment and structures, primarily to customers which are located throughout the United States and several foreign countries. The products are manufactured at the Company's sole operating facility in the United States where all of the Company's long-lived assets reside. Management does not track or otherwise account for sales broken down by these categories.

68% of the Company's 2021 revenue was generated from sales to customers in the United States and 20% was from sales to customers in Asia. Remaining sales were to customers in other countries in North America, Europe, Australia and South America.

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

Short-term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at May 31, 2021 and May 31, 2020 include “available for sale” corporate bonds stated at fair value, which approximates cost. The bonds (16) mature on various dates during the period August 2021 to September 2025. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

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

Property and Equipment:

Property and equipment is stated at cost net of accumulated depreciation. Depreciation is provided primarily using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. Maintenance and repairs are charged to operations as incurred; significant improvements are capitalized.

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year), using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the year ended May 31, 2021, 43% of revenue was recorded for contracts in which revenue was recognized over time while 57% was recognized at a point in time. In the year ended May 31, 2020, 57% of revenue was recorded for contracts in which revenue was recognized over time while 43% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of May 31, 2021 and 2020, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

Shipping and Handling Costs:

Shipping and handling costs on incoming inventory items are classified as a component of cost of goods sold, while shipping and handling costs on outgoing shipments to customers are classified as a component of selling, general and administrative expenses. The amounts of these costs classified as a component of selling, general and administrative expenses were $146,878 and $420,786 for the years ended May 31, 2021 and 2020. Shipping and handling activities that occur after the customer has obtained control of the product are considered fulfillment activities, not performance obligations.

Research and Development Costs:

Research and development costs are classified as a component of cost of sales. The amounts of these costs were $924,000 and $585,000 for the years ended May 31, 2021 and 2020.

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

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses. The Company did not have any accrued interest or penalties included in its consolidated balance sheets at May 31, 2021 or 2020. The Company recorded no interest expense or penalties in its consolidated statements of income during the years ended May 31, 2021 and 2020.

The Company believes it is no longer subject to examination by federal and state taxing authorities for years prior to May 31, 2018.

Sales Taxes:

Certain jurisdictions impose a sales tax on Company sales to nonexempt customers. The Company collects these taxes from customers and remits the entire amount as required by the applicable law. The Company excludes from revenues and expenses the tax collected and remitted.

Stock-Based Compensation:

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The stock-based compensation expense for the years ended May 31, 2021 and 2020 was $154,343 and $143,097.

New Accounting Standards:

Any recently issued Accounting Standards Codification (ASC) guidance has either been implemented or are not significant to the Company.

2. Accounts and Other Receivables:

	2021	2020
Customers	$3,184,970	$5,399,915
Customers – retention	200,956	630,823
	3,385,926	6,030,738
Less Allowance for doubtful accounts	6,781	211,267
Add Other receivables	741,419	—
	$4,120,564	$5,819,471

Retention receivable from customers represents amounts invoiced to customers where payments have been partially withheld pending completion of the project. All amounts are expected to be collected within the next fiscal year.

Other receivable is an amount of Employee Retention Credit claimed by the Company for the second calendar quarter of 2021 and is expected to be received in the third calendar quarter of 2021.

3. Inventory:

	2021	2020
Raw materials	$503,344	$658,024
Work-in-process	5,076,377	8,586,404
Finished goods	355,875	963,009
	5,935,596	10,207,437
Less allowance for obsolescence	100,000	100,000
	$5,835,596	$10,107,437

4. Costs and Estimated Earnings on Uncompleted Contracts:

	2021	2020
Costs incurred on uncompleted contracts	$3,372,276	$6,395,550
Estimated earnings	778,011	3,816,527
	4,150,287	10,212,077
Less billings to date	4,012,668	9,194,370
	$137,619	$1,017,707

Amounts are included in the accompanying balance sheets under the following captions:

	2021	2020
Costs and estimated earnings in excess of billings	$1,499,604	$1,754,573
Billings in excess of costs and estimated earnings	1,361,985	736,866
Costs and estimated earnings not billed	$137,619	$1,017,707

The following summarizes the status of Projects in progress as of May 31, 2021 and 2020:

	2021	2020
Number of Projects in progress	14	15
Aggregate percent complete	32%	80%
Aggregate amount remaining	$9,333,701	$2,234,962
Percentage of total value invoiced to customer	30%	74%

The Company expects to recognize the entire remaining revenue on all open projects during the May 31, 2022 fiscal year.

Revenue recognized during the years ended May 31, 2021 and 2020 for amounts included in billings in excess of costs and estimated earnings as of the beginning of the year amounted to $736,866 and $633,703.

5. Maintenance and Other Inventory:

	2021	2020
Maintenance and other inventory	$3,612,000	$2,479,497
Less allowance for obsolescence	1,999,161	1,600,447
	$1,612,839	$879,050

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

During fiscal 2021, the Company began a thorough review of the facilities including the flow of inventory through the factory and warehouse areas to determine the most efficient utilization of available space. Inventory purchasing practices and stocking levels were also evaluated and it was determined that a significant portion of the older items would be disposed of while the allowance for potential inventory obsolescence would be increased as more items are identified for disposal. $1,101,000 of inventory was disposed of during the year. The provision for potential inventory obsolescence was $1,500,000 and $180,000 for the years ended May 31, 2021 and 2020.

6. Property and Equipment:

	2021	2020
Land	$195,220	$195,220
Buildings and improvements	9,584,087	9,457,142
Machinery and equipment	12,366,569	11,242,667
Office furniture and equipment	2,536,688	2,209,382
Autos and trucks	24,818	24,818
Land improvements	476,429	455,429
	25,183,811	23,584,658
Less accumulated depreciation	15,367,217	14,177,168
	$9,816,594	$9,407,490

Depreciation expense was $1,212,713 and $1,141,110 for the years ended May 31, 2021 and 2020.

The Company has commitments to make capital expenditures of approximately $400,000 as of May 31, 2021.

7. Short-Term Borrowings:

During 2020, the Company received a loan totaling $1,461,500 from the Small Business Administration (SBA) under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief and Economic Security (CARES) Act, in response to the pandemic described in Note 20. The total amount of the loan was forgiven during fiscal 2021 under provisions of the CARES Act. The amount of the loan forgiveness is included in Other income on the Consolidated Statements of Income.

The Company has available a $10,000,000 demand line of credit from a bank, with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25%. The line is secured by a negative pledge of the Company's real and personal property. This line of credit is subject to the usual terms and conditions applied by the bank and subject to renewal annually.

There is no amount outstanding under the line of credit at May 31, 2021 or May 31, 2020.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis. Outstanding checks under this arrangement totaled $366,209 and $523,344 as of May 31, 2021 and 2020. These amounts are included in accounts payable.

8. Legal Proceedings:

There are no legal proceedings except for routine litigation incidental to the business.

9. Sales:

The Company manufactures and sells a single group of very similar products that have many different applications for customers. These similar products are included in one of eight categories; namely, Seismic Dampers, Fluidicshoks®, Crane and Industrial Buffers, Self-Adjusting Shock Absorbers, Liquid Die Springs, Vibration Dampers, Machined Springs and Custom Actuators. Management does not track or otherwise account for sales broken down by these categories. Sales of the Company's products are made to three general groups of customers: industrial, structural and aerospace / defense. A breakdown of sales to these three general groups of customers is as follows:

	2021	2020
Structural	$10,137,468	$15,621,784
Aerospace / Defense	10,183,399	10,771,129
Industrial	2,188,774	1,988,628
	$22,509,641	$28,381,541

Sales to two customers approximated 21% (11% and 10%, respectively) of net sales for 2021. Sales to a single customer approximated 10% of net sales for 2020.

10. Income Taxes:

	2021	2020
Current tax provision (benefit):
Federal	$(361,000)	$375,000
State	—	—
	(361,000)	375,000
Deferred tax provision (benefit):
Federal	(20,000)	11,000
State	—	—
	(20,000)	11,000
	$(381,000)	$386,000

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2021	2020
Computed tax provision at the expected statutory rate	$143,200	$717,400
State income tax - net of Federal tax benefit	—	500
Tax effect of permanent differences:
Research tax credits	(218,000)	(272,000)
Foreign-derived intangible income deduction	—	(99,739)
PPP loan forgiveness	(306,900)	—
Other permanent differences	41,500	40,200
Other	(40,800)	(361)
	$(381,000)	$386,000
Effective income tax rate	(55.9%)	11.3%

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2021	2020
Deferred tax assets:
Allowance for doubtful receivables	$1,400	$44,400
Tax inventory adjustment	22,900	94,000
Allowance for obsolete inventory	440,800	357,100
Accrued vacation	81,400	60,500
Accrued commissions	5,900	3,900
Warranty reserve	23,900	39,400
Stock options issued for services	238,500	230,200
	814,800	829,500
Deferred tax liabilities:
Excess tax depreciation	(624,685)	(659,385)
Net deferred tax assets	$190,115	$170,115

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible. The Company provides a valuation allowance to the extent that deferred tax assets may not be realized. A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable. The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance. The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced. The Company will need to generate approximately $3.9 million in taxable income in future years in order to realize the deferred tax assets recorded as of May 31, 2021 of $814,800.

The Company and its subsidiary file consolidated Federal and State income tax returns. As of May 31, 2021, the Company had State investment tax credit carryforwards of approximately $368,000 expiring through May 2026.

11. Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2021	2020
Average common shares outstanding	3,490,213	3,481,128
Common shares issuable under stock option plans	1,674	8,663
Average common shares outstanding assuming dilution	3,491,887	3,489,791

12. Related Party Transactions:

The Company had no related party transactions for the years ended May 31, 2021 and 2020.

13. Employee Stock Purchase Plan:

In March 2004, the Company reserved 295,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan. Participation in the employee stock purchase plan is voluntary for all eligible employees of the Company. Purchase of common shares can be made by employee contributions through payroll deductions. At the end of each calendar quarter, the employee contributions will be applied to the purchase of common shares using a share value equal to the mean between the closing bid and ask prices of the stock on that date. These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan. During the years ended May 31, 2021 and 2020, 1,470 ($9.20 to $11.40 price per share) and 1,374 ($8.63 to $11.00 price per share) common shares, respectively, were issued to employees. As of May 31, 2021, 218,783 shares were reserved for further issue.

14. Stock Option Plans:

In 2018, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options. The incentive stock options qualify for preferential treatment under the Internal Revenue Code. Under this plan, 160,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 76,000 shares have been granted as of May 31, 2021. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.

Using the Black-Scholes option pricing model, the weighted average estimated fair value of each option granted under the plan was $3.27 during 2021 and $2.85 during 2020. The pricing model uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company's stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation model. The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	2021	2020
Risk-free interest rate	2.31%	1.98%
Expected life in years	4.0	3.9
Expected volatility	33%	32%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding - May 31, 2019	224,000	$11.71	$228,132
Options granted	50,250	$10.30
Less: options exercised	10,000	$6.35
Less: options expired	12,000	$14.34
Outstanding - May 31, 2020	252,250	$11.52	$209,835
Options granted	47,250	$11.26
Less: options exercised	13,000	$6.34
Less: options expired	18,750	$13.31
Outstanding - May 31, 2021	267,750	$11.60	$271,426

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of the balance sheet dates. The aggregate intrinsic value of outstanding options as of the end of each fiscal year is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the-money at that date (137,750 at May 31, 2021 and 98,000 at May 31, 2020.) The Company's closing stock price was $11.85 and $10.99 as of May 31, 2021 and 2020. As of May 31, 2021, there are 84,000 options available for future grants under the 2018 stock option plan. $28,425 and $31,750 was received from the exercise of share options during the fiscal years ended May 31, 2021 and 2020.

The following table summarizes information about stock options outstanding at May 31, 2021:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price
$ 7.01-$ 8.00	15,000	1.6	$7.74
$ 8.01-$ 9.00	24,250	2.1	$8.71
$ 9.01-$10.00	30,000	7.6	$9.85
$10.01-$11.00	32,250	7.2	$10.17
$11.01-$12.00	91,250	7.4	$11.71
$12.01-$13.00	33,750	4.3	$12.36
$13.01-$14.00	15,000	4.2	$13.80
$16.01-$17.00	15,000	3.6	$16.40
$19.01-$20.00	11,250	5.2	$19.26
$ 7.01-$20.00	267,750	5.7	$11.60

The following table summarizes information about stock options outstanding at May 31, 2020:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price
$ 5.01-$ 6.00	10,000	0.9	$5.69
$ 7.01-$ 8.00	15,000	2.9	$7.74
$ 8.01-$ 9.00	27,250	3.6	$8.69
$ 9.01-$10.00	30,750	9.9	$9.85
$10.01-$11.00	15,000	7.9	$10.30
$11.01-$12.00	68,750	7.8	$11.57
$12.01-$13.00	40,500	5.8	$12.38
$13.01-$14.00	15,000	6.9	$13.80
$16.01-$17.00	15,000	5.9	$16.40
$19.01-$20.00	15,000	6.2	$19.26
$ 5.01-$20.00	252,250	6.5	$11.52

15. Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series. The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

16. Treasury Stock:

Treasury shares are 558,834 and 553,934 at May 31, 2021 and 2020.

17. Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code. The Company matches a percentage of employee voluntary salary deferrals subject to limitations. The Company may also make discretionary contributions as determined annually by the Company's Board of Directors. The amount expensed under the plan was $288,470 and $158,191 for the years ended May 31, 2021 and 2020.

18. Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

The fair values of short-term investments were determined as described in Note 1.

19. Cash Flows Information:

	2021	2020

Interest paid	none	none

Income taxes paid	$43,630	$180,131

20. Risks and Uncertainties:

On January 31, 2020, the United States Secretary of Health and Human Services (HHS) declared a public health emergency related to the global spread of coronavirus COVID-19, and a pandemic was declared by the World Health Organization in February 2020. Efforts to fight the widespread disease included limiting or closing many businesses and resulted in a severe disruption of operations for many organizations. Financial markets also fluctuated significantly during this time. The extent of the impact of COVID-19 on the Company’s operational and financial performance was significant in fiscal 2021. While the use of vaccinations world-wide have apparently slowed spread of the disease, the extent of the impact of COVID-19 on the Company’s operational and financial performance in fiscal 2022 will depend on further developments, including the duration and spread of the outbreak, impact on customers, employees, and vendors, all of which cannot be predicted.

As a result of the pandemic described above, the Company applied for, and received, financial assistance from the U.S. federal government as part of the CARES Act and the Consolidated Appropriations Act of 2021 (CAA) including: a.) $1,461,500 of income due to the forgiveness of the PPP loan by the SBA (discussed previously in Note 7), and b.) $1,510,131 of Employee Retention Credit income. These amounts are included in Other income on the Consolidated Statements of Income.