Form 10-Q
period 2021-08-31
TAYLOR DEVICES INC
filed 2021-09-30
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

Yes ☐ No ☒

As of September 30, 2021, there were outstanding 3,496,765 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	August 31,	May 31,
	2021	2021

Assets
Current assets:
Cash and cash equivalents	$20,146,836	$20,581,604
Short-term investments	1,101,705	1,097,012
Accounts and other receivables, net	2,756,295	4,120,564
Inventory	5,467,733	5,835,596
Costs and estimated earnings in excess of billings	3,287,460	1,499,604
Other current assets	913,361	977,525
Total current assets	33,673,390	34,111,905

Maintenance and other inventory, net	1,592,847	1,612,839
Property and equipment, net	9,964,762	9,816,594
Other assets	201,693	200,538
Deferred income taxes	190,115	190,115
	$45,622,807	$45,931,991
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,945,783	$1,787,325
Accrued commissions	460,169	269,064
Other current liabilities	1,265,512	1,715,409
Billings in excess of costs and estimated earnings	967,425	1,361,985
Total current liabilities	4,638,889	5,133,783

Stockholders' Equity:
Common stock and additional paid-in capital	10,115,568	10,111,735
Retained earnings	33,783,352	33,601,475
	43,898,920	43,713,210
Treasury stock - at cost	(2,915,002)	(2,915,002)
Total stockholders’ equity	40,983,918	40,798,208
	$45,622,807	$45,931,991

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)
	August 31,
For the three months ended	2021	2020

Sales, net	$7,307,737	$5,759,457

Cost of goods sold	5,717,498	4,204,889

Gross profit	1,590,239	1,554,568

Selling, general and administrative expenses	1,472,099	1,363,203

Operating income	118,140	191,365

Other income, net	63,737	9,646

Income before provision for income taxes	181,877	201,011

Provision for income taxes	—	25,000

Net income	$181,877	$176,011

Basic and diluted earnings per common share	$0.05	$0.05

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Shareholders’ Equity
	(Unaudited)
	August 31,
For the three months ended	2021	2020

Common Stock
Beginning of period	$101,305	$100,943
Issuance of shares for employee stock purchase plan	8	9
Issuance of shares for employee stock option plan	—	75
End of period	101,313	101,027
Paid-in Capital
Beginning of period	10,010,430	9,759,063
Issuance of shares for employee stock purchase plan	3,825	3,729
Issuance of shares for employee stock option plan	—	25,470
Stock options issued for services	—	49,717
End of period	10,014,255	9,837,979
Retained Earnings
Beginning of period	33,601,475	32,538,580
Net income	181,877	176,011
End of period	33,783,352	32,714,591
Treasury Stock
Beginning of period	(2,915,002)	(2,861,032)
Issuance of shares for employee stock option plan	—	(25,545)
End of period	(2,915,002)	(2,886,577)
Total stockholders' equity	$40,983,918	$39,767,020

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	August 31,
For the three months ended	2021	2020

Operating activities:
Net income	$181,877	$176,011
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	313,785	289,485
Stock options issued for services	—	49,717
Changes in other assets and liabilities:
Accounts and other receivables	1,364,269	1,110,640
Inventory	387,855	345,341
Costs and estimated earnings in excess of billings	(1,787,856)	77,580
Other current assets	64,164	(3,342)
Accounts payable	158,458	(242,929)
Accrued commissions	191,105	139,753
Billings in excess of costs and estimated earnings	(394,560)	(627,244)
Other current liabilities	(449,897)	(807,885)
Net operating activities	29,200	507,127

Investing activities:
Acquisition of property and equipment	(461,953)	(244,458)
Other investing activities	(5,848)	(7,233)
Net investing activities	(467,801)	(251,691)

Financing activities:
Proceeds from issuance of common stock, net	3,833	3,738

Net change in cash and cash equivalents	(434,768)	259,174

Cash and cash equivalents - beginning	20,581,604	15,159,827

Cash and cash equivalents - ending	$20,146,836	$15,419,001

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2021 and May 31, 2021, the results of operations for the three months ended August 31, 2021 and 2020, and cash flows for the three months ended August 31, 2021 and 2020. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2021.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the three-month period ended August 31, 2021 and 2020, the net income was divided by 3,496,522 and 3,487,085 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three-month period ended August 31, 2021 are not necessarily indicative of the results to be expected for the full year.

6.	Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

7.	Inventory:

	August 31, 2021	May 31, 2021
Raw materials	$595,406	$503,344
Work-in-process	4,771,180	5,076,377
Finished goods	201,147	355,875
	5,567,733	5,935,596
Less allowance for obsolescence	100,000	100,000
	$5,467,733	$5,835,596

8.	Revenue Recognition:

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the three months ended August 31, 2021, 66% of revenue was recorded for contracts in which revenue was recognized over time while 34% was recognized at a point in time. In the three months ended August 31, 2020, 36% of revenue was recorded for contracts in which revenue was recognized over time while 64% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of August 31, 2021 and May 31, 2021, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2021 and 2020
Increase /
(Decrease)
Sales, net	$1,548,000
Cost of goods sold	$1,513,000
Selling, general and administrative expenses	$109,000
Income before provision for income taxes	$(19,000)
Provision for income taxes	$(25,000)
Net income	$6,000

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

For the three months ended August 31, 2021 (All figures discussed are for the three months ended August 31, 2021 as compared to the three months ended August 31, 2020).

	Three months ended August 31		Change
	2021	2020	Amount	Percent
Net Revenue	$7,308,000	$5,760,000	$1,548,000	27%
Cost of sales	5,718,000	4,205,000	1,513,000	36%
Gross profit	$1,590,000	$1,555,000	$35,000	2%
… as a percentage of net revenues	22%	27%

The Company's consolidated results of operations showed a 27% increase in net revenues and an increase in net income of 3%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 132% more than the level recorded in the prior year. The Company had 26 Projects in process during the current period as compared to 19 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 33% less than the level recorded in the prior year. Total sales within the U.S. increased 34% from the same period last year. Total sales to Asia decreased 9% from the same period of the prior year. Sales increases were recorded over the same period last year to customers involved in construction of buildings and bridges (45%), as well as to industrial customers (12%) and customers in aerospace / defense (6%). Prior year sales were negatively affected by the global pandemic discussed later in this document.

The gross profit as a percentage of net revenue of 22% in the current period is five percentage points less than the same period of the prior year (27%). A combination of several factors are contributing to the lower gross margins, including 1.) an increase in R&D activity, 2.) an increase in material costs, 3.) an increase in labor costs, 4.) a single North American Project with significant cost overruns, 5.) several Asian Projects with low margins. While the Company has increased prices when able, some of the current Projects were quoted prior to the recent material cost increases. Management is working with suppliers to obtain more visibility of conditions affecting their respective markets.

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended August 31
	2021	2020
Industrial	7%	8%
Structural	60%	52%
Aerospace / Defense	33%	40%

At August 31, 2020, the Company had 110 open sales orders in its backlog with a total sales value of $10.3 million. At August 31, 2021, the Company has 50% more open sales orders in its backlog (165 orders), and the total sales value is $19.4 million.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the three-month periods ended August 31, 2021 and August 31, 2020, is as follows:

	Three months ended August 31
	2021	2020
USA	70%	67%
Asia	20%	27%
Other	10%	6%

Selling, General and Administrative Expenses

	Three months ended August 31		Change
	2021	2020	Amount	Percent
Outside Commissions	$218,000	$243,000	$(25,000)	-10%
Other SG&A	1,254,000	1,120,000	134,000	12%
Total SG&A	$1,472,000	$1,363,000	$109,000	8%
… as a percentage of net revenues	20%	24%

Selling, general and administrative expenses increased slightly from the prior year. Outside commission expense decreased by 10% from last year's level. Other selling, general and administrative expenses increased 12% from last year to this.

The above factors resulted in operating income of $118,000 for the three months ended August 31, 2021, 38% less than the $191,000 in the same period of the prior year. Other income during the period includes $54,000 of financial assistance provided by the U.S. federal government as part of the Employee Retention Credit program of the Consolidated Appropriations Act of 2021. Research tax credits are expected to offset federal income taxes accrued for the current period.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten-year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC. The Company recognized zero and $50,000 of compensation cost for the three-month periods ended August 31, 2021 and 2020.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

August 2020
Risk-free interest rate:	1.750%
Expected life of the options:	3.9 years
Expected share price volatility:	34%
Expected dividends:	zero

These assumptions resulted in estimated fair-market value per stock option:	$2.88

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the three-month period ended August 31, 2021 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2021:	267,750	$11.60
Less: Options expired:	1,500	—
Options outstanding and exercisable at August 31, 2021:	266,250	$11.61
Closing value per share on NASDAQ at August 31, 2021:		$12.08

Capital Resources and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the three months ended August 31, 2021 were $462,000 compared to $244,000 in the same period of the prior year. As of August 31, 2021, the Company has commitments for capital expenditures totaling $150,000 during the next twelve months.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Inventory and Maintenance Inventory

	August 31, 2021		May 31, 2021		Increase /(Decrease)
Raw materials	$595,000		$503,000		$92,000	18%
Work-in-process	4,771,000		5,076,000		(305,000)	-6%
Finished goods	101,000		256,000		(155,000)	-61%
Inventory	5,467,000	77%	5,835,000	78%	(368,000)	-6%
Maintenance and other inventory	1,593,000	23%	1,613,000	22%	(20,000)	-1%
Total	$7,060,000	100%	$7,448,000	100%	$(388,000)	-5%

Inventory turnover	3.2		2.1

NOTE: Inventory turnover is annualized for the three-month period ended August 31, 2021.

Inventory, at $5,467,000 as of August 31, 2021, is $368,000 less than the prior year-end level of $5,835,000. Approximately 87% of the current inventory is work in process, 2% is finished goods, and 11% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $45,000 and zero for the three-month periods ended August 31, 2021 and 2020. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders. During fiscal 2021, the Company began a thorough review of the inventory to identify and dispose of items that had not been used for several years and were unlikely to be used in the foreseeable future.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	August 31, 2021	May 31, 2021	Increase /(Decrease)
Accounts and other receivables	$2,756,000	$4,121,000	$(1,365,000)	-33%
Less: Other receivable	—	741,000	(741,000)	-100%
Accounts receivable	2,756,000	3,380,000	(624,000)	-18%
CIEB	3,287,000	1,500,000	1,787,000	119%
Less: BIEC	967,000	1,362,000	(395,000)	-29%
Net	$5,076,000	$3,518,000	$1,558,000	44%

Number of an average day’s sales outstanding in accounts receivable (DSO)	34	42

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $2,756,000 as of August 31, 2021 includes $7,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2021 of $3,380,000 included an Allowance of $7,000. The DSO decreased slightly from 42 days at May 31, 2021 to 34 at August 31, 2021. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the first quarter of the current fiscal year is almost equal to the level in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is 18% less than the level at the end of the prior year. The decrease in the level of accounts receivable caused the DSO to decrease from last year end to this quarter-end. The Company expects to collect the net accounts receivable balance during the next twelve months.

Other receivable is an amount of Employee Retention Credit claimed by the Company for the second calendar quarter of 2021 and was received in the third calendar quarter of 2021.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $3,287,000 balance in this account at August 31, 2021 is more than double the prior year-end balance. This increase is the result of normal flow of the Projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. As the Company bills the customers on these Projects, the accounts receivable balance will increase. 24% of the CIEB balance as of the end of the last fiscal quarter, May 31, 2021, was billed to those customers in the current fiscal quarter ended August 31, 2021. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	August 31, 2021	May 31, 2021
Costs	$5,666,000	$2,362,000
Estimated Earnings	1,540,000	410,000
Less: Billings to customers	3,919,000	1,272,000
CIEB	$3,287,000	$1,500,000
Number of Projects in progress	18	9

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $967,000 balance in this account at August 31, 2021 is down 29% from the $1,362,000 balance at the end of the prior year.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings,” discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	August 31, 2021	May 31, 2021
Billings to customers	$2,062,000	$2,741,000
Less: Costs	451,000	1,011,000
Less: Estimated Earnings	644,000	368,000
BIEC	$967,000	$1,362,000
Number of Projects in progress	5	5

Summary of factors affecting the balances in CIEB and BIEC:

	August 31, 2021	May 31, 2021
Number of Projects in progress	23	14
Aggregate percent complete	47%	32%
Average total sales value of Projects in progress	$786,000	$963,000
Percentage of total value invoiced to customer	33%	30%

The Company's backlog of sales orders at August 31, 2021 is $19.4 million, down slightly from the $22.0 million at the end of the prior year. $9.8 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,946,000 as of August 31, 2021, is 9% more than the prior year-end. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of August 31, 2021 are $460,000, up 71% from the $269,000 accrued at the prior year-end due to an increase in commissionable sales over the prior period. Other current liabilities decreased 26% from the prior year-end, to $1,266,000. This decrease is primarily due to a decrease in customer advance payments as payments were applied to customer invoices issued during the period. The Company expects the current accrued amounts to be paid or applied during the next twelve months.

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

The liquidity of the Company remains strong at this time. Management, however, remains concerned that the pandemic may have a significant impact on the various economies of the world. A prolonged economic downturn would have a negative impact on our operations and our liquidity. For this reason, we have applied for and have received assistance from the federal government, as discussed above.

Our Supply Chain Management team is in communication with our partners around the globe so that we can be updated on any delays that may occur. To date, there have been no significant delays in receiving our raw materials, purchased components, or outside services that affect our final product. The Company has taken proactive measures when necessary to mitigate the risk associated with longer lead times on certain raw materials.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information called for by this item.

Item 4. Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2021 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)        Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended August 31, 2021 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended August 31, 2021

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

June 1, 2021 -
		June 30, 2021	-	-	-	-

July 1, 2021 -
		July 31, 2021	-	-	-	-

August 1, 2021 -
		August 31, 2021	-	-	-	-

		Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary (the Company) as of August 31, 2021, and the related condensed consolidated statements of income, shareholders’ equity, and cash flows for the three months ended August 31, 2021 and 2020, and the related notes (collectively referred to as the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of May 31, 2021, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 27, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

September 30, 2021

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	September 30, 2021	/s/Timothy J. Sopko
Timothy J. Sopko Chief Executive Officer (Principal Executive Officer)

Date:	September 30, 2021	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer