Form 10-Q
period 2021-11-30
TAYLOR DEVICES INC
filed 2021-12-29
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

Yes ☐ No ☒

As of December 29, 2021, there were outstanding 3,497,144 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30,	May 31,
	2021	2021

Assets
Current assets:
Cash and cash equivalents	$18,648,084	$20,581,604
Short-term investments	1,101,705	1,097,012
Accounts and other receivables, net	4,309,880	4,120,564
Inventory	5,806,902	5,835,596
Costs and estimated earnings in excess of billings	3,884,776	1,499,604
Other current assets	622,627	977,525
Total current assets	34,373,974	34,111,905

Maintenance and other inventory, net	1,552,970	1,612,839
Property and equipment, net	9,739,390	9,816,594
Other assets	203,094	200,538
Deferred income taxes	190,115	190,115
	$46,059,543	$45,931,991
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,502,717	$1,787,325
Accrued commissions	526,739	269,064
Other current liabilities	1,539,848	1,715,409
Billings in excess of costs and estimated earnings	716,487	1,361,985
Total current liabilities	4,285,791	5,133,783

Stockholders' Equity:
Common stock and additional paid-in capital	10,245,598	10,111,735
Retained earnings	34,443,156	33,601,475
	44,688,754	43,713,210
Treasury stock - at cost	(2,915,002)	(2,915,002)
Total stockholders’ equity	41,773,752	40,798,208
	$46,059,543	$45,931,991

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2021	2020	2021	2020

Sales, net	$7,757,986	$4,717,597	$15,065,723	$10,477,054

Cost of goods sold	5,368,740	4,141,209	11,086,238	8,346,098

Gross profit	2,389,246	576,388	3,979,485	2,130,956

Selling, general and administrative expenses	1,608,860	1,246,204	3,080,959	2,609,407

Operating income (loss)	780,386	(669,816)	898,526	(478,451)

Other income, net	7,418	1,470,106	71,155	1,479,752

Income before provision for income taxes	787,804	800,290	969,681	1,001,301

Provision for income taxes	128,000	155,000	128,000	180,000

Net income	$659,804	$645,290	$841,681	$821,301

Basic and diluted earnings per common share	$0.19	$0.19	$0.24	$0.24

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2021	2020	2021	2020

Common Stock
Beginning of period	$101,313	$101,027	$101,305	$100,943
Issuance of shares for employee stock purchase plan	10	10	18	19
Issuance of shares for employee stock option plan	—	—	—	75
End of period	101,323	101,037	101,323	101,037
Paid-in Capital
Beginning of period	10,014,255	9,837,979	10,010,430	9,759,063
Issuance of shares for employee stock purchase plan	4,256	3,633	8,081	7,362
Issuance of shares for employee stock option plan	—	—	—	25,470
Stock options issued for services	125,764	—	125,764	49,717
End of period	10,144,275	9,841,612	10,144,275	9,841,612
Retained Earnings
Beginning of period	33,783,352	32,714,591	33,601,475	32,538,580
Net income	659,804	645,290	841,681	821,301
End of period	34,443,156	33,359,881	34,443,156	33,359,881
Treasury Stock
Beginning of period	(2,915,002)	(2,886,577)	(2,915,002)	(2,861,032)
Issuance of shares for employee stock option plan	—	—	—	(25,545)
End of period	(2,915,002)	(2,886,577)	(2,915,002)	(2,886,577)
Total stockholders' equity	$41,773,752	$40,415,953	$41,773,752	$40,415,953

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	November 30,
For the six months ended	2021	2020

Operating activities:
Net income	$841,681	$821,301
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	637,363	590,643
Stock options issued for services	125,764	49,717
Paycheck Protection Program debt forgiveness	—	(1,461,500)
Changes in other assets and liabilities:
Accounts receivable	(189,316)	997,255
Inventory	88,563	989,304
Costs and estimated earnings in excess of billings	(2,385,172)	211,872
Other current assets	354,898	(22,710)
Accounts payable	(284,608)	(491,400)
Accrued commissions	257,675	20,545
Billings in excess of costs and estimated earnings	(645,498)	(355,686)
Other current liabilities	(175,561)	(787,431)
Net operating activities	(1,374,211)	561,910

Investing activities:
Acquisition of property and equipment	(560,159)	(720,856)
Other investing activities	(7,249)	(14,721)
Net investing activities	(567,408)	(735,577)

Financing activities:
Proceeds from issuance of common stock, net	8,099	7,381

Net change in cash and cash equivalents	(1,933,520)	(166,286)

Cash and cash equivalents - beginning	20,581,604	15,159,827

Cash and cash equivalents - ending	$18,648,084	$14,993,541

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2021 and May 31, 2021, the results of operations for the three and six months ended November 30, 2021 and 2020, and cash flows for the six months ended November 30, 2021 and 2020. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2021.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the six-month periods ended November 30, 2021 and 2020, the net income was divided by 3,496,697 and 3,487,397 respectively, which is net of the Treasury shares, to calculate the net income per share. For the three-month periods ended November 30, 2021 and 2020, the net income was divided by 3,496,610 and 3,487,241 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three and six-month periods ended November 30, 2021 are not necessarily indicative of the results to be expected for the full year.

6.	Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

7.	Inventory:

	November 30, 2021	May 31, 2021
Raw materials	$495,791	$503,344
Work-in-process	5,042,338	5,076,377
Finished goods	368,773	355,875
	5,906,902	5,935,596
Less allowance for obsolescence	100,000	100,000
	$5,806,902	$5,835,596

8.	Revenue Recognition:

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the six months ended November 30, 2021, 67% of revenue was recorded for contracts in which revenue was recognized over time while 33% was recognized at a point in time. In the six months ended November 30, 2020, 34% of revenue was recorded for contracts in which revenue was recognized over time while 66% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of November 30, 2021 and May 31, 2021, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2021 and 2020
Increase /
(Decrease)
Sales, net	$4,589,000
Cost of goods sold	$2,740,000
Selling, general and administrative expenses	$472,000
Income before provision for income taxes	$(32,000)
Provision for income taxes	$(52,000)
Net income	$20,000

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

For the six months ended November 30, 2021 (All figures discussed are for the six months ended November 30, 2021 as compared to the six months ended November 30, 2020).

	Six months ended November 30		Change
	2021	2020	Amount	Percent
Net Revenue	$15,066,000	$10,477,000	$4,589,000	44%
Cost of sales	11,086,000	8,346,000	2,740,000	33%
Gross profit	$3,980,000	$2,131,000	$1,849,000	87%
… as a percentage of net revenues	26%	20%

The Company's consolidated results of operations showed a 44% increase in net revenues and an increase in net income of 2%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 185% more than the level recorded in the prior year. We had 28 Projects in process during the current period compared with 29 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 29% less than the level recorded in the prior year. Total sales within the U.S. increased 53% from the same period last year. Total sales to Asia increased 15% from the same period of the prior year. Sales increases were recorded over the same period last year to customers involved in construction of buildings and bridges (108%) as well as in sales to industrial customers (7%). There was a decrease in sales to customers in aerospace / defense (6%). The significant increase in domestic sales is primarily from the increase in sales to structural customers. Many customers in the construction field delayed orders in the prior period as they considered the potential effects of the COVID pandemic on the economy.

The gross profit as a percentage of net revenue of 26% in the current period is higher than the 20% recorded in the same period of the prior year. The increase in gross profit as a percentage of revenue is primarily due to the significant increase in domestic sales to structural customers following the COVID related delay discussed above.

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Six months ended November 30
	2021	2020
Industrial	7%	9%
Structural	62%	43%
Aerospace / Defense	31%	48%

At November 30, 2020, the Company had 107 open sales orders in our backlog with a total sales value of $15.4 million. At November 30, 2021, the Company has 139 open sales orders in our backlog, and the total sales value is $17.0 million.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the six-month periods ended November 30, 2021 and November 30, 2020 is as follows:

	Six months ended November 30
	2021	2020
USA	73%	68%
Asia	18%	23%
Other	9%	9%

Selling, General and Administrative Expenses

	Six months ended November 30		Change
	2021	2020	Amount	Percent
Outside Commissions	$425,000	$373,000	$52,000	14%
Other SG&A	2,656,000	2,236,000	420,000	19%
Total SG&A	$3,081,000	$2,609,000	$472,000	18%
… as a percentage of net revenues	20%	25%

Selling, general and administrative expenses increased by 18% from the prior year. Outside commission expense increased by 14% from last year's level due to higher levels of commissionable sales. Other selling, general and administrative expenses increased 19% from last year to this year primarily due to increases in advertising and personnel costs.

The above factors resulted in an operating income of $899,000 for the six months ended November 30, 2021, as compared to an operating loss of $478,000 in the same period of the prior year.

Other income during the prior period includes $1,462,000 of income due to the forgiveness of the loan by the Small Business Administration (SBA) under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (CARES) Act.

A summary of the period-to-period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended November 30, 2021 and 2020
Increase /
(Decrease)
Sales, net	$3,041,000
Cost of goods sold	$1,228,000
Selling, general and administrative expenses	$363,000
Income before provision for income taxes	$(12,000)
Provision for income taxes	$(27,000)
Net income	$15,000

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

For the three months ended November 30, 2021 (All figures discussed are for the three months ended November 30, 2021 as compared to the three months ended November 30, 2020).

	Three months ended November 30		Change
	2021	2020	Amount	Percent
Net Revenue	$7,758,000	$4,717,000	$3,041,000	64%
Cost of sales	5,369,000	4,141,000	1,228,000	30%
Gross profit	$2,389,000	$576,000	$1,813,000	315%
… as a percentage of net revenues	31%	12%

The Company's consolidated results of operations showed a 64% increase in net revenues and an increase in net income of 2%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 261% more than the level recorded in the prior year. The Company had 26 Projects in process during the current period as compared to 21 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 24% less than the level recorded in the prior year. Total sales within the U.S. increased 76% from the same period last year. Total sales to Asia increased 64% from the same period of the prior year. Sales increases were recorded over the same period last year to customers involved in construction of buildings and bridges (238%), as well as to industrial customers (3%). There was a decrease in sales to customers in aerospace / defense (17%). The significant increase in domestic sales is primarily from the increase in sales to structural customers. Many customers in the construction field delayed orders in the prior period as they considered the potential effects of the COVID pandemic on the economy.

The gross profit as a percentage of net revenue of 31% in the current period is significantly higher than the same period of the prior year (12%). The increase in gross profit as a percentage of revenue is primarily due to the significant increase in domestic sales to construction customers following the COVID related delay discussed above.

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended November 30
	2021	2020
Industrial	7%	11%
Structural	64%	31%
Aerospace / Defense	29%	58%

Net revenue by geographic region, as a percentage of total net revenue for the three-month periods ended November 30, 2021 and November 30, 2020, is as follows:

	Three months ended November 30
	2021	2020
USA	75%	70%
Asia	16%	16%
Other	9%	14%

Selling, General and Administrative Expenses

	Three months ended November 30		Change
	2021	2020	Amount	Percent
Outside Commissions	$207,000	$130,000	$77,000	59%
Other SG&A	1,402,000	1,116,000	286,000	26%
Total SG&A	$1,609,000	$1,246,000	$363,000	29%
… as a percentage of net revenues	21%	26%

Selling, general and administrative expenses increased by 29% from the prior year. Outside commission expense increased by 59% from last year's level due to higher levels of commissionable sales. Other selling, general and administrative expenses increased 26% from last year to this primarily due to increases in advertising and personnel costs.

The above factors resulted in an operating income of $780,000 for the three months ended November 30, 2021, as compared to an operating loss of $670,000 in the same period of the prior year.

Other income during the prior period includes $1,462,000 of income due to the forgiveness of the loan by the SBA under the Paycheck Protection Program of the CARES Act.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten-year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC. The Company recognized $126,000 and $50,000 of compensation cost for the six-month periods ended November 30, 2021 and 2020.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	November 2021	November 2020
Risk-free interest rate:	2.875%	1.750%
Expected life of the options:	4 years	3.9 years
Expected share price volatility:	32%	34%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$3.42	$2.88

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the six-month period ended November 30, 2021 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2021:	267,750	$11.60
Options granted:	36,750	$11.64
Less: Options expired:	1,500	—
Options outstanding and exercisable at November 30, 2021:	303,000	$11.61
Closing value per share on NASDAQ at November 30, 2021:		$10.95

Capital Resources and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the six months ended November 30, 2021 were $560,000 compared to $721,000 in the same period of the prior year. As of November 30, 2021, the Company has commitments for capital expenditures totaling $1,400,000 during the next twelve months.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Inventory and Maintenance Inventory

	November 30, 2021		May 31, 2021		Increase /(Decrease)
Raw materials	$496,000		$503,000		$(7,000)	-1%
Work-in-process	5,042,000		5,076,000		(34,000)	-1%
Finished goods	269,000		256,000		13,000	5%
Inventory	5,807,000	79%	5,835,000	78%	(28,000)	—
Maintenance and other inventory	1,553,000	21%	1,613,000	22%	(60,000)	-4%
Total	$7,360,000	100%	$7,448,000	100%	$(88,000)	-1%

Inventory turnover	3.0		2.1

NOTE: Inventory turnover is annualized for the six-month period ended November 30, 2021.

Inventory, at $5,807,000 as of November 30, 2021, is $28,000 less than the prior year-end level of $5,835,000. Approximately 87% of the current inventory is work in process, 5% is finished goods, and 8% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $90,000 and zero for the six-month periods ended November 30, 2021 and 2020. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	November 30, 2021	May 31, 2021	Increase /(Decrease)
Accounts and other receivables	$4,310,000	$4,121,000	$189,000	5%
Less: Other receivable	—	741,000	(741,000)	-100%
Accounts receivable	4,310,000	3,380,000	930,000	28%
CIEB	3,885,000	1,500,000	2,385,000	159%
Less: BIEC	716,000	1,362,000	(646,000)	-47%
Net	$7,479,000	$3,518,000	$3,961,000	113%

Number of an average day’s sales outstanding in accounts receivable	50	42

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $4,310,000 as of November 30, 2021 includes $7,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2021 of $3,380,000 included an Allowance of $7,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased slightly from 42 days at May 31, 2021 to 50 at November 30, 2021. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the second quarter of the current fiscal year is 7% more than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is 28% more than the level at the end of the prior year. The increase in the level of accounts receivable off-set by the increase in the level of an average day’s sales caused the DSO to increase from last year end to this quarter-end. The Company expects to collect the net accounts receivable balance during the next twelve months.

Other receivable is an amount of Employee Retention Credit claimed by the Company for the second calendar quarter of 2021 and was received in the third calendar quarter of 2021.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $3,885,000 balance in this account at November 30, 2021 is 159% more than the prior year-end balance. This increase is the result of normal flow of the Projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 58% of the CIEB balance as of the end of the last fiscal quarter, August 31, 2021, was billed to those customers in the current fiscal quarter ended November 30, 2021. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	November 30, 2021	May 31, 2021
Costs	$5,287,000	$2,362,000
Estimated Earnings	1,825,000	410,000
Less: Billings to customers	3,227,000	1,272,000
CIEB	$3,885,000	$1,500,000
Number of Projects in progress	17	9

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $716,000 balance in this account at November 30, 2021 is down 47% from the $1,362,000 balance at the end of the prior year.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings,” discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	November 30, 2021	May 31, 2021
Billings to customers	$2,789,000	$2,741,000
Less: Costs	1,424,000	1,011,000
Less: Estimated Earnings	649,000	368,000
BIEC	$716,000	$1,362,000
Number of Projects in progress	7	5

Summary of factors affecting the balances in CIEB and BIEC:

	November 30, 2021	May 31, 2021
Number of Projects in progress	24	14
Aggregate percent complete	61%	32%
Average total sales value of Projects in progress	$621,000	$963,000
Percentage of total value invoiced to customer	40%	30%

The Company's backlog of sales orders at November 30, 2021 is $17.0 million, down from the $22.0 million at the end of the prior year. $5.7 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,503,000 as of November 30, 2021, is 16% less than the prior year-end. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of November 30, 2021 are $527,000, almost double the $269,000 accrued at the prior year-end. Other current liabilities decreased 10% from the prior year-end, to $1,540,000. The Company expects the current accrued amounts to be paid or applied during the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2021 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)        Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended November 30, 2021 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended November 30, 2021

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

September 1, 2021 -
		September 30, 2021	-	-	-	-

October 1, 2021 -
		October 31, 2021	-	-	-	-

November 1, 2021 -
		November 30, 2021	-	-	-	-

		Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary (the Company) as of November 30, 2021, and the related condensed consolidated statements of income and stockholders’ equity for the three and six months ended November 30, 2021 and 2020, and cash flows for the six months ended November 30, 2021 and 2020, and the related notes (collectively referred to as the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

December 29, 2021

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	December 29, 2021	/s/Timothy J. Sopko
Timothy J. Sopko Chief Executive Officer (Principal Executive Officer)

Date:	December 29, 2021	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer