Form 10-Q/A
period 2021-11-30
TAYLOR DEVICES INC
filed 2022-02-15
CIK 96536

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amended 10-Q”) of Taylor Devices, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the three-month period ended November 30, 2021 (the “Original 10-Q”), which was filed with the Securities and Exchange Commission (the “SEC”) on December 29, 2021. The Company is filing this Amended 10-Q to correct the inadvertent omission of certifications by the Company’s principal executive officer and principal financial officer.

Except as described above, no other amendments have been made to the Original 10-Q. This Amended 10-Q does not reflect events that occurred after the date of the Original 10-Q, and except as described above, the Company has not modified or updated disclosures contained in the Original 10-Q to reflect any events that occurred after the date of the Original 10-Q.

ITEM 6

Exhibits
31	(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
31	(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
32	(i)	Section 1350 Certification of Chief Executive Officer.
32	(ii)	Section 1350 Certification of Chief Financial Officer.
101.	LAB	XBRL Taxonomy Extension Label Linkbase Document
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	February 15, 2022	/s/Timothy J. Sopko
Timothy J. Sopko Chief Executive Officer (Principal Executive Officer)

Date:	February 15, 2022	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer