Form 10-Q
period 2022-02-28
TAYLOR DEVICES INC
filed 2022-03-31
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

Yes ☐ No ☒

As of March 31, 2022, there were outstanding 3,497,542 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	February 28,	May 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$20,251,643	$20,581,604
Short-term investments	1,101,705	1,097,012
Accounts and other receivables, net	5,268,164	4,120,564
Inventory	5,932,166	5,835,596
Costs and estimated earnings in excess of billings	1,321,412	1,499,604
Other current assets	868,300	977,525
Total current assets	34,743,390	34,111,905

Maintenance and other inventory, net	1,477,678	1,612,839
Property and equipment, net	9,558,038	9,816,594
Other assets	204,216	200,538
Deferred income taxes	190,115	190,115
	$46,173,437	$45,931,991
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,170,172	$1,787,325
Accrued commissions	353,245	269,064
Billings in excess of costs and estimated earnings	708,129	1,361,985
Other current liabilities	2,281,196	1,715,409
Total current liabilities	4,512,742	5,133,783

Stockholders' Equity:
Common stock and additional paid-in capital	10,249,834	10,111,735
Retained earnings	34,325,863	33,601,475
	44,575,697	43,713,210
Treasury stock - at cost	(2,915,002)	(2,915,002)
Total stockholders’ equity	41,660,695	40,798,208
	$46,173,437	$45,931,991

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended February 28,		For the nine months ended February 28,
	2022	2021	2022	2021

Sales, net	$6,143,329	$4,772,371	$21,209,052	$15,249,425

Cost of goods sold	4,969,756	4,368,784	16,055,994	12,714,882

Gross profit	1,173,573	403,587	5,153,058	2,534,543

Selling, general, and administrative expenses	1,364,664	1,223,275	4,445,623	3,832,682

Operating income (loss)	(191,091)	(819,688)	707,435	(1,298,139)

Other income, net	4,798	643,006	75,953	2,122,758

Income (loss) before provision for income taxes	(186,293)	(176,682)	783,388	824,619

Provision for income taxes (benefit)	(69,000)	(359,000)	59,000	(179,000)

Net income (loss)	$(117,293)	$182,318	$724,388	$1,003,619

Basic and diluted earnings per common share	$(0.03)	$0.05	$0.21	$0.29

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
	(Unaudited)		(Unaudited)
	For the three months ended February 28,		For the nine months ended February 28,
	2022	2021	2022	2021

Common Stock
Beginning of period	$101,323	$101,037	$101,305	$100,943
Issuance of shares for employee stock purchase plan	9	10	27	29
Issuance of shares for employee stock option plan	—	—	—	75
End of period	101,332	101,047	101,332	101,047
Paid-in Capital
Beginning of period	10,144,275	9,841,612	10,010,430	9,759,063
Issuance of shares for employee stock purchase plan	4,227	4,020	12,308	11,382
Issuance of shares for employee stock option plan	—	—	—	25,470
Stock options issued for services	—	—	125,764	49,717
End of period	10,148,502	9,845,632	10,148,502	9,845,632
Retained Earnings
Beginning of period	34,443,156	33,359,881	33,601,475	32,538,580
Net income (loss)	(117,293)	182,318	724,388	1,003,619
End of period	34,325,863	33,542,199	34,325,863	33,542,199
Treasury Stock
Beginning of period	(2,915,002)	(2,886,577)	(2,915,002)	(2,861,032)
Issuance of shares for employee stock option plan	—	—	—	(25,545)
End of period	(2,915,002)	(2,886,577)	(2,915,002)	(2,886,577)
Total stockholders' equity	$41,660,695	$40,602,301	$41,660,695	$40,602,301

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	February 28,
For the nine months ended	2022	2021

Operating activities:
Net income	$724,388	$1,003,619
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	980,525	938,493
Stock options issued for services	125,764	49,717
Paycheck Protection Program debt forgiveness	—	(1,461,500)
Changes in other assets and liabilities:
Accounts receivable	(1,147,600)	794,814
Inventory	38,591	1,193,304
Costs and estimated earnings in excess of billings	178,192	743,206
Other current assets	109,225	(420,881)
Accounts payable	(617,153)	(164,375)
Accrued commissions	84,181	96,235
Billings in excess of costs and estimated earnings	(653,856)	(644,042)
Other current liabilities	565,787	(103,650)
Net operating activities	388,044	2,024,940

Investing activities:
Acquisition of property and equipment	(721,969)	(1,089,069)
Other investing activities	(8,371)	(22,391)
Net investing activities	(730,340)	(1,111,460)

Financing activities:
Proceeds from issuance of common stock, net	12,335	11,411

Net change in cash and cash equivalents	(329,961)	924,891

Cash and cash equivalents - beginning	20,581,604	15,159,827

Cash and cash equivalents - ending	$20,251,643	$16,084,718

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2022 and May 31, 2021, the results of operations for the three and nine months ended February 28, 2022 and 2021, and cash flows for the nine months ended February 28, 2022 and 2021. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2021.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the nine-month periods ended February 28, 2022 and 2021, the net income was divided by 3,496,968 and 3,487,801 respectively, which is net of the Treasury shares, to calculate the net income per share. For the three-month periods ended February 28, 2022 and 2021, the net income was divided by 3,496,833 and 3,487,599 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three and nine-month periods ended February 28, 2022 are not necessarily indicative of the results to be expected for the full year.

6.	Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

7.	Inventory:

	February 28, 2022	May 31, 2021
Raw materials	$497,309	$503,344
Work-in-process	5,200,533	5,076,377
Finished goods	334,324	355,875
	6,032,166	5,935,596
Less allowance for obsolescence	100,000	100,000
	$5,932,166	$5,835,596

8.	Revenue Recognition:

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the nine months ended February 28, 2022, 63% of revenue was recorded for contracts in which revenue was recognized over time while 37% was recognized at a point in time. In the nine months ended February 28, 2021, 39% of revenue was recorded for contracts in which revenue was recognized over time while 61% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of February 28, 2022 and May 31, 2021, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the nine months ended February 28, 2022 and 2021
Increase /
(Decrease)
Sales, net	$5,960,000
Cost of goods sold	$3,341,000
Selling, general and administrative expenses	$613,000
Income before provision for income taxes	$(41,000)
Provision for income taxes (benefit)	$238,000
Net income	$(279,000)

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

For the nine months ended February 28, 2022 (All figures discussed are for the nine months ended February 28, 2022 as compared to the nine months ended February 28, 2021).

	Nine months ended February 28		Change
	2022	2021	Amount	Percent
Net Revenue	$21,209,000	$15,249,000	$5,960,000	39%
Cost of sales	16,056,000	12,715,000	3,341,000	26%
Gross profit	$5,153,000	$2,534,000	$2,619,000	103%
… as a percentage of net revenues	24%	17%

The Company's consolidated results of operations showed a 39% increase in net revenues and a decrease in net income of 28%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 103% more than the level recorded in the prior year. We had 34 Projects in process during the current period compared with 38 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 17% less than the level recorded in the prior year. Total sales within the U.S. increased 55% from the same period last year. Total sales to Asia increased 7% from the same period of the prior year. Sales increases were recorded over the same period last year to customers involved in construction of buildings and bridges (85%) as well as in sales to customers in aerospace / defense (4%) and industrial customers (1%). The significant increase in domestic sales is primarily from the increase in sales to structural customers. Many customers in the construction field delayed orders in the prior period as they considered the potential effects of the COVID pandemic on the economy.

The gross profit as a percentage of net revenue of 24% in the current period is higher than the 17% recorded in the same period of the prior year. The increase in gross profit as a percentage of revenue is primarily due to the significant increase in domestic sales to structural customers following the COVID related delay discussed above.

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Nine months ended February 28
	2022	2021
Industrial	8%	10%
Structural	58%	44%
Aerospace / Defense	34%	46%

At February 28, 2021, the Company had 146 open sales orders in its backlog with a total sales value of $18.8 million. At February 28, 2022, the Company has 140 open sales orders in its backlog, and the total sales value is $17.4 million.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the nine-month periods ended February 28, 2022 and February 28, 2021 is as follows:

	Nine months ended February 28
	2022	2021
USA	72%	64%
Asia	18%	24%
Other	10%	12%

Selling, General, and Administrative Expenses

	Nine months ended February 28		Change
	2022	2021	Amount	Percent
Outside Commissions	$465,000	$504,000	$(39,000)	-8%
Other SG&A	3,981,000	3,329,000	652,000	20%
Total SG&A	$4,446,000	$3,833,000	$613,000	16%
… as a percentage of net revenues	21%	25%

Selling, general, and administrative expenses increased by 16% from the prior year. Outside commission expense decreased by 8% from last year's level due to lower levels of commissionable sales. Other selling, general, and administrative expenses increased 20% from last year to this year primarily due to increases in personnel costs.

The above factors resulted in operating income of $707,000 for the nine months ended February 28, 2022, as compared to an operating loss of $1,298,000 in the same period of the prior year.

Other income during the prior period includes $2,096,000 of financial assistance provided by the U.S. federal government as part of the Coronavirus Aid, Relief and Economic Security (CARES) Act and the Consolidated Appropriations Act of 2021 (CAA): a.) $1,462,000 of income due to the forgiveness of the loan by the Small Business Administration (SBA) under the Paycheck Protection Program, and b.) $634,000 of Employee Retention Credit income.

A summary of the period-to-period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended February 28, 2022 and 2021
Increase /
(Decrease)
Sales, net	$1,371,000
Cost of goods sold	$601,000
Selling, general and administrative expenses	$141,000
Loss before provision for income taxes	$(10,000)
Provision for income taxes (benefit)	$290,000
Net income (loss)	$(300,000)

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

For the three months ended February 28, 2022 (All figures discussed are for the three months ended February 28, 2022 as compared to the three months ended February 28, 2021).

	Three months ended February 28		Change
	2022	2021	Amount	Percent
Net Revenue	$6,143,000	$4,772,000	$1,371,000	29%
Cost of sales	4,970,000	4,369,000	601,000	14%
Gross profit	$1,173,000	$403,000	$770,000	191%
… as a percentage of net revenues	19%	8%

The Company's consolidated results of operations showed a 29% increase in net revenues and a decrease in net income of 164%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 40% more than the level recorded in the prior year. The Company had 27 Projects in process during the current period as compared to 27 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 18% more than the level recorded in the prior year. Total sales within the U.S. increased 59% from the same period last year. Total sales to Asia decreased 8% from the same period of the prior year. Sales increases were recorded over the same period last year to customers involved in construction of buildings and bridges (37%), as well as to customers in aerospace / defense (30%). There was a decrease in sales to industrial customers (10%). The significant increase in domestic sales is primarily from the increase in sales to structural customers. Many customers in the construction field delayed orders in the prior period as they considered the potential effects of the COVID pandemic on the economy.

The gross profit as a percentage of net revenue of 19% in the current period is significantly higher than the same period of the prior year (8%). The increase in gross profit as a percentage of revenue is primarily due to the significant increase in domestic sales to construction customers following the COVID related delay discussed above.

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended February 28
	2022	2021
Industrial	8%	12%
Structural	49%	46%
Aerospace / Defense	43%	42%

Net revenue by geographic region, as a percentage of total net revenue for the three-month periods ended February 28, 2022 and February 28, 2021, is as follows:

	Three months ended February 28
	2022	2021
USA	69%	56%
Asia	19%	26%
Other	12%	18%

Selling, General, and Administrative Expenses

	Three months ended February 28		Change
	2022	2021	Amount	Percent
Outside Commissions	$39,000	$131,000	$(92,000)	-70%
Other SG&A	1,325,000	1,092,000	233,000	21%
Total SG&A	$1,364,000	$1,223,000	$141,000	12%
… as a percentage of net revenues	22%	26%

Selling, general, and administrative expenses increased by 12% from the prior year. Outside commission expense decreased by 70% from last year's level due to lower levels of commissionable sales. Commissionable sales are lower, despite total sales being 29% higher than last year’s level, as the Company has added staff to its business development and sales team thereby reducing reliance on independent, commissioned manufacturers’ representatives to help obtain sales contracts with customers. Other selling, general, and administrative expenses increased 21% from last year to this primarily due to increases in personnel costs.

The above factors resulted in an operating loss of $191,000 for the three months ended February 28, 2022, as compared to an operating loss of $820,000 in the same period of the prior year.

Other income during the prior period includes $634,000 for funds received from the U.S. federal government as financial assistance under provisions of the Employee Retention Credit program included in the CAA.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten-year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC. The Company recognized $126,000 and $50,000 of compensation cost for the nine-month periods ended February 28, 2022 and 2021. This increase in recognized costs for this incentive resulted from an increase in the number of options granted in order to attract and retain talented, key employees of the Company.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	February 2022	February 2021
Risk-free interest rate:	2.875%	1.750%
Expected life of the options:	4 years	3.9 years
Expected share price volatility:	32%	34%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$3.42	$2.88

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the nine-month period ended February 28, 2022 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2021:	267,750	$11.60
Options granted:	36,750	$11.64
Less: Options expired:	1,500	—
Options outstanding and exercisable at February 28, 2022:	303,000	$11.61
Closing value per share on NASDAQ at February 28, 2022:		$10.00

Capital Resources and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued commissions, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the nine months ended February 28, 2022 were $722,000 compared to $1,089,000 in the same period of the prior year. As of February 28, 2022, the Company has commitments for capital expenditures totaling $1,700,000 during the next twelve months.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Inventory and Maintenance Inventory

	February 28, 2022		May 31, 2021		Increase /(Decrease)
Raw materials	$497,000		$503,000		$(6,000)	-1%
Work-in-process	5,201,000		5,076,000		125,000	2%
Finished goods	234,000		256,000		(22,000)	-9%
Inventory	5,932,000	80%	5,835,000	78%	97,000	2%
Maintenance and other inventory	1,478,000	20%	1,613,000	22%	(135,000)	-8%
Total	$7,410,000	100%	$7,448,000	100%	$(38,000)	-1%

Inventory turnover	2.9		2.1

NOTE: Inventory turnover is annualized for the nine-month period ended February 28, 2022.

Inventory, at $5,932,000 as of February 28, 2022, is $97,000 more than the prior year-end level of $5,835,000. Approximately 88% of the current inventory is work in process, 4% is finished goods, and 8% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. There was no provision for potential inventory obsolescence for the nine-month periods ended February 28, 2022 and 2021. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	February 28, 2022	May 31, 2021	Increase /(Decrease)
Accounts and other receivables	$5,268,000	$4,121,000	$1,147,000	28%
Less: Other receivable	—	741,000	(741,000)	-100%
Accounts receivable	5,268,000	3,380,000	1,888,000	56%
CIEB	1,321,000	1,500,000	(179,000)	-12%
Less: BIEC	708,000	1,362,000	(654,000)	-48%
Net	$5,881,000	$3,518,000	$2,363,000	67%

Number of an average day’s sales outstanding in accounts receivable	77	42

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $5,268,000 as of February 28, 2022 includes $7,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2021 of $3,380,000 included an Allowance of $7,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 42 days at May 31, 2021 to 77 at February 28, 2022. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the third quarter of the current fiscal year is 15% less than in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is 56% more than the level at the end of the prior year. The increase in the level of accounts receivable combined with the decrease in the level of an average day’s sales caused the DSO to increase from last year end to this quarter-end. The Company expects to collect the net accounts receivable balance during the next twelve months.

Other receivable is an amount of Employee Retention Credit claimed by the Company for the second calendar quarter of 2021 and was received in the third calendar quarter of 2021.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $1,321,000 balance in this account at February 28, 2022 is 12% less than the prior year-end balance. This decrease is the result of normal flow of the Projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 89% of the CIEB balance as of the end of the last fiscal quarter, August 31, 2022, was billed to those customers in the current fiscal quarter ended February 28, 2022. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	February 28, 2022	May 31, 2021
Costs	$2,865,000	$2,362,000
Estimated Earnings	134,000	410,000
Less: Billings to customers	1,678,000	1,272,000
CIEB	$1,321,000	$1,500,000
Number of Projects in progress	10	9

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $708,000 balance in this account at February 28, 2022 is down 48% from the $1,362,000 balance at the end of the prior year.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings,” discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	February 28, 2022	May 31, 2021
Billings to customers	$2,246,000	$2,741,000
Less: Costs	762,000	1,011,000
Less: Estimated Earnings	776,000	368,000
BIEC	$708,000	$1,362,000
Number of Projects in progress	5	5

Summary of factors affecting the balances in CIEB and BIEC:

	February 28, 2022	May 31, 2021
Number of Projects in progress	15	14
Aggregate percent complete	56%	32%
Average total sales value of Projects in progress	$578,000	$963,000
Percentage of total value invoiced to customer	45%	30%

The Company's backlog of sales orders at February 28, 2022 is $17.4 million, down from the $22.0 million at the end of the prior year. $4.1 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,170,000 as of February 28, 2022, is 35% less than the prior year-end. Commission expense on applicable sales orders is recognized at the time revenue is recognized. The commission is paid following receipt of payment from the customers. Accrued commissions as of February 28, 2022 are $353,000, 31% more than the $269,000 accrued at the prior year-end. Other current liabilities increased 33% from the prior year-end, to $2,281,000. The Company expects the current accrued amounts to be paid or applied during the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of February 28, 2022 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)        Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended February 28, 2022 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended February 28, 2022

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

December 1, 2021 -
		December 31, 2021	-	-	-	-

January 1, 2022 -
		January 31, 2022	-	-	-	-

February 1, 2022 -
		February 28, 2022	-	-	-	-

		Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary (the Company) as of February 28, 2022, and the related condensed consolidated statements of income and stockholders’ equity for the three and nine months ended February 28, 2022 and 2021, and cash flows for the nine months ended February 28, 2022 and 2021, and the related notes (collectively referred to as the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2022

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	March 31, 2022	/s/Timothy J. Sopko
Timothy J. Sopko Chief Executive Officer (Principal Executive Officer)

Date:	March 31, 2022	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer