Form 10-Q
period 2022-08-31
TAYLOR DEVICES INC
filed 2022-09-30
CIK 96536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

Yes ☐ No ☒

As of September 30, 2022, there were outstanding 3,502,292 shares of the registrant’s common stock, par value $.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	August 31,	May 31,
	2022	2022

Assets
Current assets:
Cash and cash equivalents	$21,686,839	$22,517,038
Short-term investments	1,097,450	1,097,450
Accounts and other receivables, net	5,832,298	4,466,686
Inventory	5,903,319	5,854,935
Costs and estimated earnings in excess of billings	2,832,538	3,336,474
Other current assets	418,553	704,436
Total current assets	37,770,997	37,977,019

Maintenance and other inventory, net	1,001,056	1,107,309
Property and equipment, net	10,370,433	9,854,759
Other assets	206,499	205,359
Deferred income taxes	74,615	74,615
	$49,423,600	$49,219,061
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,448,944	$1,426,830
Billings in excess of costs and estimated earnings	1,614,097	1,122,763
Other current liabilities	2,067,743	3,414,314
Total current liabilities	5,130,784	5,963,907

Stockholders' Equity:
Common stock and additional paid-in capital	10,364,549	10,329,258
Retained earnings	36,843,269	35,840,898
	47,207,818	46,170,156
Treasury stock - at cost	(2,915,002)	(2,915,002)
Total stockholders’ equity	44,292,816	43,255,154
	$49,423,600	$49,219,061

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)
	August 31,
For the three months ended	2022	2021

Sales, net	$9,090,699	$7,307,737

Cost of goods sold	5,705,942	5,435,558

Gross profit	3,384,757	1,872,179
Research and development costs	375,346	281,940
Selling, general and administrative expenses	1,831,038	1,472,099

Operating income	1,178,373	118,140

Other income, net	39,998	63,737

Income before provision for income taxes	1,218,371	181,877

Provision for income taxes	216,000	—

Net income	$1,002,371	$181,877

Basic and diluted earnings per common share	$0.29	$0.05

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
	(Unaudited)
	August 31,
For the three months ended	2022	2021

Common Stock
Beginning of period	$101,342	$101,305
Issuance of shares for employee stock purchase plan	9	8
Issuance of shares for employee stock option plan	100	—
End of period	101,451	101,313
Paid-in Capital
Beginning of period	10,227,916	10,010,430
Issuance of shares for employee stock purchase plan	3,062	3,825
Issuance of shares for employee stock option plan	32,120	—
End of period	10,263,098	10,014,255
Retained Earnings
Beginning of period	35,840,898	33,601,475
Net income	1,002,371	181,877
End of period	36,843,269	33,783,352
Treasury Stock
Beginning and end of period	(2,915,002)	(2,915,002)
Total stockholders' equity	$44,292,816	$40,983,918

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	August 31,
For the three months ended	2022	2021

Operating activities:
Net income	$1,002,371	$181,877
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	317,790	313,785
Changes in other assets and liabilities:
Accounts and other receivables	(1,365,612)	1,364,269
Inventory	57,869	387,855
Costs and estimated earnings in excess of billings	503,936	(1,787,856)
Other current assets	285,883	64,164
Accounts payable	22,114	158,458
Billings in excess of costs and estimated earnings	491,334	(394,560)
Other current liabilities	(1,346,571)	(258,792)
Net operating activities	(30,886)	29,200

Investing activities:
Acquisition of property and equipment	(833,464)	(461,953)
Other investing activities	(1,140)	(5,848)
Net investing activities	(834,604)	(467,801)

Financing activities:
Proceeds from issuance of common stock, net	35,291	3,833

Net change in cash and cash equivalents	(830,199)	(434,768)

Cash and cash equivalents – beginning	22,517,038	20,581,604

Cash and cash equivalents – ending	$21,686,839	$20,146,836

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2022 and May 31, 2022, the results of operations for the three months ended August 31, 2022 and 2021, and cash flows for the three months ended August 31, 2022 and 2021. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2022.

2.	The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	For the three-month period ended August 31, 2022 and 2021, the net income was divided by 3,499,023 and 3,496,522 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.	The results of operations for the three-month period ended August 31, 2022 are not necessarily indicative of the results to be expected for the full year.

6.	Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

7.	Inventory:

	August 31, 2022	May 31, 2022
Raw materials	$601,126	$488,393
Work-in-process	5,137,526	5,166,271
Finished goods	264,667	300,271
	6,003,319	5,954,935
Less allowance for obsolescence	100,000	100,000
	$5,903,319	$5,854,935

8.	Revenue Recognition:

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the three months ended August 31, 2022, 61% of revenue was recorded for contracts in which revenue was recognized over time while 39% was recognized at a point in time. In the three months ended August 31, 2021, 66% of revenue was recorded for contracts in which revenue was recognized over time while 34% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of August 31, 2022 and May 31, 2022, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

9.	The August 31, 2021 statement of income has been reclassified to conform with the presentation adopted for August 31, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this 10-Q and its Exhibits that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements and, as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, reductions in capital budgets by our customers and potential customers; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products; the kind, frequency and intensity of natural disasters that affect demand for the Company’s products; the occurrence or recurrence of pandemics such as COVID-19; and other factors, many or all of which are beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in the Company's expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

Results of Operations

A summary of the period to period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2022 and 2021
Increase /
(Decrease)
Sales, net	$1,783,000
Cost of goods sold	$270,000
Research and development costs	$93,000
Selling, general and administrative expenses	$359,000
Income before provision for income taxes	$1,036,000
Provision for income taxes	$216,000
Net income	$820,000

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

For the three months ended August 31, 2022 (All figures discussed are for the three months ended August 31, 2022 as compared to the three months ended August 31, 2021).

	Three months ended August 31		Change
	2022	2021	Amount	Percent
Net Revenue	$9,091,000	$7,308,000	$1,783,000	24%
Cost of sales	5,706,000	5,436,000	270,000	5%
Gross profit	$3,385,000	$1,872,000	$1,513,000	81%
… as a percentage of net revenues	37%	26%

The Company's consolidated results of operations showed a 24% increase in net revenues and an increase in net income of 451%. Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 14% more than the level recorded in the prior year. The Company had 33 Projects in process during the current period as compared to 26 during the same period last year. Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 45% more than the level recorded in the prior year. Total sales within the U.S. increased 45% from the same period last year. Total sales to Asia decreased 40% from the same period of the prior year. The strong U.S. dollar is making our products less competitive in already competitive Asian markets. Sales increases were recorded over the same period last year to customers involved in construction of buildings and bridges (17%) as well as to customers in aerospace / defense (37%) and to industrial customers (25%). Sales are now at or surpassing pre-pandemic levels. The negative effects of the pandemic now appear to be behind us.

In prior periods, the Company reported research and development costs as part of cost of sales and therefore included in the gross profit. Management intends to continue to make significant investments in research and development in order to promote profitable growth of the Company. In order to more clearly distinguish these investments from the profitability of a period’s sales, effective with the current quarter, the Company is disclosing research and development costs separately on the Condensed Consolidated Statements of Income below the gross profit line. Prior period statements of income as well as disclosures in this document have been reclassified to conform with the presentation adopted for the current period.

The gross profit as a percentage of net revenue of 37% in the current period is eleven percentage points greater than the same period of the prior year (26%). The Company has been able to increase sales prices to recover more of the increased costs for materials and labor that were incurred over the past year. Management continues to work with suppliers to obtain more visibility of conditions affecting their respective markets. These actions have helped to improve the gross margin as a percentage of revenue over the prior year.

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended August 31
	2022	2021
Industrial	8%	7%
Structural	56%	60%
Aerospace / Defense	36%	33%

At August 31, 2021, the Company had 165 open sales orders in its backlog with a total sales value of $19.4 million. At August 31, 2022, the Company has 12% fewer open sales orders in its backlog (146 orders), and the total sales value is $23.0 million (19% increase).

The Company's backlog, revenues, commission expense, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the three-month periods ended August 31, 2022 and August 31, 2021, is as follows:

	Three months ended August 31
	2022	2021
USA	82%	70%
Asia	10%	20%
Other	8%	10%

Research and Development Costs

	Three months ended August 31		Change
	2022	2021	Amount	Percent
R & D	$375,000	$282,000	$93,000	33%
… as a percentage of net revenues	4%	4%

Research and development costs stayed consistent at four percent of net revenues while increasing by 33% over the prior year.

Selling, General and Administrative Expenses

	Three months ended August 31		Change
	2022	2021	Amount	Percent
S G & A	$1,831,000	$1,472,000	$359,000	24%
… as a percentage of net revenues	20%	20%

Selling, general and administrative expenses increased 24% from the prior year. This increase is primarily due to increased employee compensation costs including incentive compensation.

The above factors resulted in operating income of $1,178,000 for the three months ended August 31, 2022, almost ten times the $118,000 in the same period of the prior year. Other income during the prior period includes $54,000 of financial assistance provided by the U.S. federal government as part of the Employee Retention Credit program of the Consolidated Appropriations Act of 2022.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten-year term. Options not exercised at the end of the term expire. No stock options were granted in the period.

A summary of changes in the stock options outstanding during the three-month period ended August 31, 2022 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2022:	283,000	$11.43
Less: Options exercised:	4,000	8.06
Less: Options expired:	3,000	—
Options outstanding and exercisable at August 31, 2022:	276,000	$11.49
Closing value per share on NASDAQ at August 31, 2022:		$10.19

Capital Resources and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, other accrued liabilities, and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the three months ended August 31, 2022 were $833,000 compared to $462,000 in the same period of the prior year. As of August 31, 2022, the Company has commitments for capital expenditures totaling $1,700,000 during the next twelve months.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Inventory and Maintenance Inventory

	August 31, 2022		May 31, 2022		Increase /(Decrease)
Raw materials	$601,000		$489,000		$112,000	23%
Work-in-process	5,137,000		5,166,000		(29,000)	-1%
Finished goods	165,000		200,000		(35,000)	-18%
Inventory	5,903,000	86%	5,855,000	84%	48,000	1%
Maintenance and other inventory	1,001,000	14%	1,107,000	16%	(106,000)	-10%
Total	$6,904,000	100%	$6,962,000	100%	$(58,000)	-1%

Inventory turnover	3.3		3.1

NOTE: Inventory turnover is annualized for the three-month period ended August 31, 2022.

Inventory, at $5,903,000 as of August 31, 2022, is $48,000 more than the prior year-end level of $5,855,000. Approximately 87% of the current inventory is work in process, 3% is finished goods, and 10% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was zero and $45,000 for the three-month periods ended August 31, 2022 and 2021. The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders. During fiscal 2021, the Company began a thorough review of the inventory to identify and dispose of items that had not been used for several years and were unlikely to be used in the foreseeable future.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	August 31, 2022	May 31, 2022	Increase /(Decrease)
Accounts receivable	$5,832,000	$4,467,000	$1,365,000	31%
CIEB	2,833,000	3,336,000	(503,000)	-15%
Less: BIEC	1,614,000	1,123,000	491,000	44%
Net	$7,051,000	$6,680,000	$371,000	6%

Number of an average day’s sales outstanding in accounts receivable (DSO)	58	42

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $5,832,000 as of August 31, 2022 includes $6,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2022 of $4,467,000 included an allowance of $16,000. The DSO increased from 42 days at May 31, 2022 to 58 at August 31, 2022. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The level of sales for an average day in the first quarter of the current fiscal year is almost equal to the level in the fourth quarter of the prior year. The level of accounts receivable at the end of the current fiscal quarter is 31% more than the level at the end of the prior year. The increase in the level of accounts receivable caused the DSO to increase from last year end to this quarter-end. The level of accounts receivable is greater than at the end of the prior year primarily because more than half of the current quarter’s revenue was recorded in the final month of the quarter compared with less than a third of the comparative quarter being recorded in the month of May. The Company expects to collect the net accounts receivable balance during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $2,833,000 balance in this account at August 31, 2022 is 15% less than the prior year-end balance. This decrease is the result of normal flow of the Projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. As the Company bills the customers on these Projects, the accounts receivable balance will increase. 60% of the CIEB balance as of the end of the last fiscal quarter, May 31, 2022, was billed to those customers in the current fiscal quarter ended August 31, 2022. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	August 31, 2022	May 31, 2022
Costs	$3,464,000	$3,250,000
Estimated Earnings	2,421,000	2,642,000
Less: Billings to customers	3,052,000	2,556,000
CIEB	$2,833,000	$3,336,000
Number of Projects in progress	14	11

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $1,614,000 balance in this account at August 31, 2022 is up 44% from the $1,123,000 balance at the end of the prior year.

The balance in this account fluctuates in the same manner and for the same reasons as the account “costs and estimated earnings in excess of billings,” discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	August 31, 2022	May 31, 2022
Billings to customers	$5,037,000	$2,711,000
Less: Costs	2,486,000	1,019,000
Less: Estimated Earnings	937,000	569,000
BIEC	$1,614,000	$1,123,000
Number of Projects in progress	13	8

Summary of factors affecting the balances in CIEB and BIEC:

	August 31, 2022	May 31, 2022
Number of Projects in progress	27	19
Aggregate percent complete	45%	47%
Average total sales value of Projects in progress	$721,000	$795,000
Percentage of total value invoiced to customer	42%	35%

The Company's backlog of sales orders at August 31, 2022 is $23.0 million, down slightly from the $23.7 million at the end of the prior year. $10.2 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,449,000 as of August 31, 2022, is 2% more than the prior year-end. Other current liabilities decreased 39% from the prior year-end, to $2,068,000. This decrease is primarily due to a decrease in customer advance payments as payments were applied to customer invoices issued during the period. The Company expects the current accrued amounts to be paid or applied during the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2022 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)        Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended August 31, 2022 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended August 31, 2022

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

June 1, 2022 -
		June 30, 2022	-	-	-	-

July 1, 2022 -
		July 31, 2022	-	-	-	-

August 1, 2022 -
		August 31, 2022	-	-	-	-

		Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary (the Company) as of August 31, 2022, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three months ended August 31, 2022 and 2021, and the related notes (collectively referred to as the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of May 31, 2022, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 19, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

September 30, 2022

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	September 30, 2022	/s/Timothy J. Sopko
Timothy J. Sopko Chief Executive Officer (Principal Executive Officer)

Date:	September 30, 2022	/s/Mark V. McDonough
Mark V. McDonough Chief Financial Officer