Form 10-Q
period 2023-02-28
TAYLOR DEVICES INC
filed 2023-03-30
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended February 28, 2023

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

Yes ☐ No ☒

As of March 30, 2023, there were outstanding 3,509,152 shares of the registrant’s common stock, par value $0.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	February 28,	May 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$3,383,847	$22,517,038
Short-term investments	19,276,643	1,097,450
Accounts and other receivables, net	8,563,365	4,466,686
Inventory	5,680,215	5,854,935
Costs and estimated earnings in excess of billings	3,773,987	3,336,474
Other current assets	817,814	704,436
Total current assets	41,495,871	37,977,019

Maintenance and other inventory, net	867,889	1,107,309
Property and equipment, net	11,233,349	9,854,759
Other assets	208,983	205,359
Deferred income taxes	74,615	74,615
	$53,880,707	$49,219,061
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,467,153	$1,426,830
Billings in excess of costs and estimated earnings	1,437,996	1,122,763
Other current liabilities	3,279,709	3,414,314
Total current liabilities	6,184,858	5,963,907

Stockholders' Equity:
Common stock and additional paid-in capital	10,603,892	10,329,258
Retained earnings	40,061,664	35,840,898
	50,665,556	46,170,156
Treasury stock - at cost	(2,969,707)	(2,915,002)
Total stockholders’ equity	47,695,849	43,255,154
	$53,880,707	$49,219,061

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended February 28,		For the nine months ended February 28,
	2023	2022	2023	2022

Sales, net	$9,891,272	$6,143,329	$29,479,337	$21,209,052

Cost of goods sold	5,870,523	4,768,479	17,980,006	15,371,500

Gross profit	4,020,749	1,374,850	11,499,331	5,837,552

Research and development costs	190,688	201,277	881,335	684,494
Selling, general and administrative expenses	2,025,115	1,364,664	5,878,214	4,445,623

Operating income	1,804,946	(191,091)	4,739,782	707,435

Other income, net	239,941	4,798	432,984	75,953

Income before provision for income taxes	2,044,887	(186,293)	5,172,766	783,388

Provision for income taxes	386,000	(69,000)	952,000	59,000

Net income	$1,658,887	$(117,293)	$4,220,766	$724,388

Basic and diluted earnings per common share	$0.47	$(0.03)	$1.20	$0.21

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
	(Unaudited)		(Unaudited)
	For the three months ended February 28,		For the nine months ended February 28,
	2023	2022	2023	2022

Common Stock
Beginning of period	$101,457	$101,323	$101,342	$101,305
Issuance of shares for employee stock purchase plan	5	9	20	27
Issuance of shares for employee stock option plan	244	-	344	-
End of period	101,706	101,332	101,706	101,332
Paid-in Capital
Beginning of period	10,394,127	10,144,275	10,227,916	10,010,430
Issuance of shares for employee stock purchase plan	2,429	4,227	8,083	12,308
Issuance of shares for employee stock option plan	105,630	-	137,750	-
Stock options issued for services	-	-	128,437	125,764
End of period	10,502,186	10,148,502	10,502,186	10,148,502
Retained Earnings
Beginning of period	38,402,777	34,443,156	35,840,898	33,601,475
Net income	1,658,887	(117,293)	4,220,766	724,388
End of period	40,061,664	34,325,863	40,061,664	34,325,863
Treasury Stock
Beginning of period	(2,915,002)	(2,915,002)	(2,915,002)	(2,915,002)
Issuance of shares for employee stock option plan	(54,705)	-	(54,705)	-
End of period	(2,969,707)	(2,915,002)	(2,969,707)	(2,915,002)
Total stockholders' equity	$47,695,849	$41,660,695	$47,695,849	$41,660,695

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	February 28,
For the nine months ended	2023	2022

Operating activities:
Net income	$4,220,766	$724,388
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,003,924	980,525
Stock options issued for services	128,437	125,764
Changes in other assets and liabilities:
Accounts and other receivables, net	(4,096,679)	(1,147,600)
Inventory	414,140	38,591
Costs and estimated earnings in excess of billings	(437,513)	178,192
Other current assets	(113,378)	109,225
Accounts payable	40,323	(617,153)
Billings in excess of costs and estimated earnings	315,233	(653,856)
Other current liabilities	(134,605)	649,968
Net operating activities	1,340,648	388,044

Investing activities:
Acquisition of property and equipment	(2,382,514)	(721,969)
Purchase of short-term investments	(18,179,193)	(4,692)
Other investing activities	(3,624)	(3,679)
Net investing activities	(20,565,331)	(730,340)

Financing activities:
Proceeds from issuance of common stock, net	91,492	12,335
Net change in cash and cash equivalents	(19,133,191)	(329,961)

Cash and cash equivalents - beginning	22,517,038	20,581,604

Cash and cash equivalents - ending	$3,383,847	$20,251,643

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2023 and May 31, 2022, the results of operations for the three and nine months ended February 28, 2023 and 2022, and cash flows for the nine months ended February 28, 2023 and 2022. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2022.

2.The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.For the nine-month periods ended February 28, 2023 and 2022, the net income was divided by 3,502,982 and 3,496,968 respectively, which is net of the Treasury shares, to calculate the net income per share. For the three-month periods ended February 28, 2023 and 2022, the net income was divided by 3,505,849 and 3,496,833 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.The results of operations for the three and nine-month periods ended February 28, 2023 are not necessarily indicative of the results to be expected for the full year.

6.Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

7.Short-term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at February 28, 2023 and May 31, 2022 include “available for sale” US treasury securities and corporate bonds stated at fair value, which approximates cost.  The short-term investments (23) mature on various dates during the period March 2023 to November 2026. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

The short-term investments are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

8.Inventory:

	February 28, 2023	May 31, 2022
Raw materials	$684,006	$488,393
Work-in-process	4,807,814	5,166,271
Finished goods	288,395	300,271
	5,780,215	5,954,935
Less allowance for obsolescence	100,000	100,000
	$5,680,215	$5,854,935

9.Revenue Recognition:

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations.  Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.  Contract costs include labor, material and overhead.  Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  Other sales to customers are recognized upon shipment to the customer based on contract prices and terms.  In the nine months ended February 28, 2023, 62% of revenue was recorded for contracts in which revenue was recognized over time while 38% was recognized at a point in time.  In the nine months ended February 28, 2022, 63% of revenue was recorded for contracts in which revenue was recognized over time while 37% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered.  As of February 28, 2023 and May 31, 2022, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred.  These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

10.The February 28, 2022 statement of income has been reclassified to conform with the presentation adopted for February 28, 2023.

11.Other current liabilities:

	February 28, 2023	May 31, 2022
Customer deposits	$332,227	$1,347,709
Personnel costs	2,397,755	1,587,271
Other	549,727	479,334
	$3,279,709	$3,414,314

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

Results of Operations

A summary of the period-to-period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the nine months ended February 28, 2023 and 2022
Increase /
(Decrease)
Sales, net	$ 8,270,000
Cost of goods sold	$ 2,608,000
Research and development costs	$ 197,000
Selling, general and administrative expenses	$ 1,432,000
Income before provision for income taxes	$ 4,389,000
Provision for income taxes	$ 893,000
Net income	$ 3,496,000

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

For the nine months ended February 28, 2023 (All figures discussed are for the nine months ended February 28, 2023 as compared to the nine months ended February 28, 2022).

	Nine months ended February 28		Change
	2023	2022	Amount	Percent
Net Revenue	$ 29,479,000	$ 21,209,000	$ 8,270,000	39%
Cost of sales	17,980,000	15,372,000	2,608,000	17%
Gross profit	$ 11,499,000	$ 5,837,000	$ 5,662,000	97%
… as a percentage of net revenues	39%	28%

The Company's consolidated results of operations showed a 39% increase in net revenues and an increase in net income of 483%.  Revenues recorded in the current period for long-term construction projects (“Project(s)”) were 36% more than the level recorded in the prior year.  The Company had 45 Projects in process during the current period as compared to 34 during the same period last year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 45% more than the level recorded in the prior year.  Total sales within the U.S. increased 58% from the same period last year.  Total sales to Asia decreased 10% from the same period of the prior year.  Sales increases were recorded over the same period last year to customers involved in construction of buildings and bridges (29%) as well as to customers in aerospace / defense (44%) and to industrial customers (93%). The increase in aerospace/defense sales is due, in part, to a healthy combination of providing production hardware on several legacy programs and new development programs, along with receiving substantial contracts for the refurbishment of hardware on existing naval platforms. The 93% increase in sales to industrial customers is primarily due to some new domestic manufacturing facilities beginning operations which utilized the Company’s products.

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

The gross profit as a percentage of net revenue of 39% in the current period is eleven percentage points greater than the same period of the prior year (28%). The Company has been able to increase sales prices to recover more of the increased costs for materials and labor that were incurred over the past year. Management continues to work with suppliers to obtain more visibility of conditions affecting their respective markets. These actions combined with benefits from the Company’s continuous improvement initiatives and increased volume have helped to improve the gross margin as a percentage of revenue over the prior year.

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense.  A breakdown of sales to the three general groups of customers is as follows:

	Nine months ended February 28
	2023	2022
Industrial	10%	8%
Structural	54%	58%
Aerospace / Defense	36%	34%

At February 28, 2022, the Company had 140 open sales orders in our backlog with a total sales value of $17.4 million.  At February 28, 2023, the Company has 125 open sales orders in our backlog, and the total sales value is $27.8 million.

The Company's backlog, revenues, commission expense, gross profits, and net income fluctuate from period to period.  The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the nine-month periods ended February 28, 2023 and February 28, 2022 is as follows:

	Nine months ended February 28
	2023	2022
USA	81%	72%
Asia	12%	18%
Other	7%	10%

Research and Development Costs

	Nine months ended February 28		Change
	2023	2022	Amount	Percent
R & D	$ 881,000	$ 684,000	$ 197,000	29%
… as a percentage of net revenues	3.0%	3.2%

Research and development costs stayed consistent as a percent of net revenues while increasing by 29% over the prior year.

Selling, General and Administrative Expenses

	Nine months ended February 28		Change
	2023	2022	Amount	Percent
S G & A	$ 5,878,000	$ 4,446,000	$1,432,000	32%
… as a percentage of net revenues	20%	21%

Selling, general and administrative expenses increased by 32% from the prior year.  This increase is primarily due to increased employee compensation costs including incentive compensation.

The above factors resulted in an operating income of $4,740,000 for the nine months ended February 28, 2023, 570% more than the $707,000 in the same period of the prior year.

A summary of the period-to-period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended February 28, 2023 and 2022
Increase /
(Decrease)
Sales, net	$ 3,748,000
Cost of goods sold	$ 1,102,000
Research and development costs	$ (10,000)
Selling, general and administrative expenses	$ 660,000
Income before provision for income taxes	$ 2,231,000
Provision for income taxes	$ 455,000
Net income	$ 1,776,000

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

For the three months ended February 28, 2023 (All figures discussed are for the three months ended February 28, 2023 as compared to the three months ended February 28, 2022).

	Three months ended February 28		Change
	2023	2022	Amount	Percent
Net Revenue	$9,891,000	$6,143,000	$3,748,000	61%
Cost of sales	5,871,000	4,769,000	1,102,000	23%
Gross profit	$4,020,000	$1,374,000	$2,646,000	192%
… as a percentage of net revenues	41%	22%

The Company's consolidated results of operations showed a 61% increase in net revenues and $1.8 million increase in net income.  Revenues recorded in the current period for Projects were 91% more than the level recorded in the prior year.  The Company had 29 Projects in process during the current period as compared to 27 during the same period last year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 28% more than the level recorded in the prior year. Total sales within the U.S. increased 98% from the same period last year.  Total sales to Asia decreased 25% from the same period of the prior year. Sales increases were recorded over the same period last year to customers involved in construction of buildings and bridges (76%) as well as to customers in aerospace / defense (42%) and to industrial customers (69%).  The circumstances affecting the fluctuations in revenue levels are as identified in the year-to-date comparisons, above.

The gross profit as a percentage of net revenue of 41% in the current period is nineteen percentage points higher than the same period of the prior year (22%).  The Company has been able to increase sales prices to recover more of the increased costs for materials and labor that were incurred over the past year.  Management continues to work with suppliers to obtain more visibility of conditions affecting their respective markets. These actions combined with benefits from the Company’s continuous improvement initiatives and increased volume have helped to improve the gross margin as a percentage of revenue over the prior year.

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense.  A breakdown of sales to the three general groups of customers is as follows:

	Three months ended February 28
	2023	2022
Industrial	8%	8%
Structural	54%	49%
Aerospace / Defense	38%	43%

Net revenue by geographic region, as a percentage of total net revenue for the three-month periods ended February 28, 2023 and February 28, 2022, is as follows:

	Three months ended February 28
	2023	2022
USA	85%	69%
Asia	9%	19%
Other	6%	12%

Research and Development Costs

	Three months ended February 28		Change
	2023	2022	Amount	Percent
R & D	$ 191,000	$ 201,000	$ (10,000)	-5%
… as a percentage of net revenues	1.9%	3.3%

Total Research and development costs stayed consistent with prior year.

Selling, General and Administrative Expenses

	Three months ended February 28		Change
	2023	2022	Amount	Percent
S G & A	$ 2,025,000	$ 1,365,000	$ 660,000	48%
… as a percentage of net revenues	20%	22%

Selling, general and administrative expenses increased 48% from the prior year.  This increase is primarily due to increased employee compensation costs including incentive compensation.

The above factors resulted in an operating income of $1,805,000 for the three months ended February 28, 2023, better than the $191,000 loss in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors.  Options granted under the plan are exercisable over a ten-year term.  Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC.  The Company recognized $128,000 and $126,000 of compensation cost for the nine-month periods ended February 28, 2023 and 2022.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	February 2023	February 2022
Risk-free interest rate:	1.625%	2.875%
Expected life of the options:	4.1 years	4 years
Expected share price volatility:	30%	32%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$3.06	$3.42

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the nine-month period ended February 28, 2023 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2022:	283,000	$ 11.43
Options granted:	42,000	$ 11.45
Less: Options exercised:	13,750	$ 10.04
Less: Options expired:	3,750	-
Options outstanding and exercisable at February 28, 2023:	307,500	$ 11.51
Closing value per share on NASDAQ at February 28, 2023:		$ 16.80

Capital Resources and Long-Term Debt

The Company's primary liquidity is dependent upon the working capital needs. These are mainly short-term investments, inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, other current liabilities, and billings in excess of costs and estimated earnings.  The Company's primary source of liquidity has been operations.

Capital expenditures for the nine months ended February 28, 2023 were $2,383,000 compared to $722,000 in the same period of the prior year.  As of February 28, 2023, the Company has commitments for capital expenditures totaling $900,000 during the next twelve months.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Inventory and Maintenance Inventory

	February 28, 2023		May 31, 2022		Increase /(Decrease)
Raw materials	$ 684,000		$ 489,000		$ 195,000	40%
Work-in-process	4,808,000		5,166,000		(358,000)	- 7%
Finished goods	188,000		200,000		(12,000)	- 6%
Inventory	5,680,000	87%	5,855,000	84%	(175,000)	- 3%
Maintenance and other inventory	868,000	13%	1,107,000	16%	(239,000)	- 22%
Total	$ 6,548,000	100%	$ 6,962,000	100%	$ (414,000)	- 6%

Inventory turnover	3.5		3.1

NOTE: Inventory turnover is annualized for the nine-month period ended February 28, 2023.

Inventory, at $5,680,000 as of February 28, 2023, is $175,000 less than the prior year-end level of $5,855,000. Approximately 85% of the current inventory is work in process, 3% is finished goods, and 12% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $68,000 and zero for the nine-month periods ended February 28, 2023 and 2022.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	February 28, 2023	May 31, 2022	Increase /(Decrease)
Accounts receivable	$ 8,563,000	$ 4,467,000	$ 4,096,000	92%
CIEB	3,774,000	3,336,000	438,000	13%
Less: BIEC	1,438,000	1,123,000	315,000	28%
Net	$ 10,899,000	$ 6,680,000	$ 4,219,000	63%

Number of an average day’s sales outstanding in accounts receivable	78	42

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date.  As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $8,563,000 as of February 28, 2023 includes $29,000 of an allowance for doubtful accounts (“Allowance”).  The accounts receivable balance as of May 31, 2022 of $4,467,000 included an Allowance of $16,000.  The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 42 days at May 31, 2022 to 78 at February 28, 2023.  The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date.  The level of accounts receivable is greater than at the end of the prior year primarily because of the $0.6 million increase in the level of sales for the month of February 2023 over the month of May 2022 and the $1.5 million reduction to CIEB from quarter ending November 30, 2022. The Company expects to collect the net accounts receivable balance during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, such provisions are often not possible.  The $3,774,000 balance in this account at February 28, 2023 is 13% more than the prior year-end balance.  This increase is the result of normal flow of the Projects through production with billings to the customers as permitted in the related contracts.  The Company expects to bill the entire amount during the next twelve months.  56% of the CIEB balance as of the end of the last fiscal quarter, November 30, 2022, was billed to those customers in the current fiscal quarter ended February 28, 2023.  The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	February 28, 2023	May 31, 2022
Costs	$ 3,430,000	$ 3,250,000
Estimated Earnings	4,045,000	2,642,000
Less: Billings to customers	3,701,000	2,556,000
CIEB	$ 3,774,000	$ 3,336,000
Number of Projects in progress	15	11

As noted above, BIEC represents billings to customers in excess of revenues recognized.  The $1,438,000 balance in this account at February 28, 2023 is up 28% from the $1,123,000 balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the CIEB, discussed above.   Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	February 28, 2023	May 31, 2022
Billings to customers	$ 3,772,000	$ 2,711,000
Less: Costs	1,349,000	1,019,000
Less: Estimated Earnings	985,000	569,000
BIEC	$ 1,438,000	$ 1,123,000
Number of Projects in progress	7	8

Summary of factors affecting the balances in CIEB and BIEC:

	February 28, 2023	May 31, 2022
Number of Projects in progress	22	19
Aggregate percent complete	49%	47%
Average total sales value of Projects in progress	$844,000	$795,000
Percentage of total value invoiced to customer	41%	35%

The Company's backlog of sales orders at February 28, 2023 is $27.8 million, up from the $23.7 million at the end of the prior year.  $10.3 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,467,000 as of February 28, 2023, is 3% more than the prior year-end.  Other current liabilities increased 9% from the prior year-end, to $3,733,000.  The Company expects the current accrued amounts to be paid or applied during the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of February 28, 2023 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

ITEM 1	Legal Proceedings

There are no other legal proceedings except for routine litigation incidental to the business.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended February 28, 2023 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended February 28, 2023

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

December 1, 2022 -
		December 31, 2022	-	-	-	-

January 1, 2023 -
		January 31, 2023	-	-	-	-

February 1, 2023 -
		February 28, 2023	-	-	-	-

		Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported

None

	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

None

ITEM 6	Exhibits
	3(v)	By-laws – filed on January 6, 2023 with Form 10-Q for the period ending November 30, 2022, and incorporated herein by reference.
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary (the Company) as of February 28, 2023, and the related condensed consolidated statements of income and stockholders’ equity for the three and nine months ended February 28, 2023 and 2022, and cash flows for the nine months ended February 28, 2023 and 2022, and the related notes (collectively referred to as the interim financial information).  Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2023

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	March 30, 2023	/s/Timothy J. Sopko
Timothy J. Sopko Chief Executive Officer (Principal Executive Officer)

Date:	March 30, 2023	/s/Paul Heary
Paul Heary Chief Financial Officer