Form 10-K
period 2023-05-31
TAYLOR DEVICES INC
filed 2023-08-15
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-3498

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter on November 30, 2022 is $46,934,000.

The number of shares outstanding of each of the registrant's classes of common stock as of August 15, 2023: 3,521,377.

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

Seismic Dampers are designed to mitigate the effects of earthquakes on structures and represent a substantial part of the business of the Company.  Fluidicshoks® are small, extremely compact shock absorbers with up to 19,200 inch-pound capacities, produced in 12 standard sizes for primary use in the defense, aerospace and commercial industry.  Crane and industrial buffers are larger versions of the Fluidicshoks® with up to 10,890,000 inch-pound capacities, produced in more than 50 standard sizes for industrial applications on cranes and crane trolleys, truck docks, ladle and ingot cars, ore trolleys and train car stops.  Self-adjusting shock absorbers, which include versions of Fluidicshoks® and crane and industrial buffers, automatically adjust to different impact conditions, and are designed for high cycle application primarily in heavy industry.  Liquid die springs are used as component parts of machinery and equipment used in the manufacture of tools and dies.  Vibration dampers are used primarily by the aerospace and defense industries to control the response of electronics and optical systems subjected to air, ship, or spacecraft vibration.  Machined springs are precisely controlled mechanical springs manufactured from a variety of materials.  These are used primarily for aerospace applications that require custom features that are not possible with conventional wound coil springs.  Custom actuators are typically of the gas-charged type, using high pressure, that have custom features not available from other suppliers.  These actuators are used for special aerospace and defense applications.

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

The Company competes directly against two other firms supplying structural damping devices for use in the United States. For structural applications outside of the USA, the Company competes directly with several other firms particularly in Japan and Taiwan.  The Company competes with numerous other firms that supply alternative seismic protection technologies.

Raw Materials and Supplies

The principal raw materials and supplies used by the Company in the manufacture of its products are provided by numerous U.S. and foreign suppliers.  The loss of any one of these would not materially affect the Company's operations.

Dependence Upon Major Customers

The Company is not dependent on any one or a few major customers.  Sales to five customers approximated 30% (7%, 6%, 6%, 6% and 5%, respectively) of net sales for 2023.  The loss of any or all of these customers, unless the business is replaced by the Company, could result in an adverse effect on the results for the Company.

Patents, Trademarks and Licenses

The Company holds 6 patents expiring at different times until the year 2035.

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales.  The Company had no inventory out on consignment and there were no consignment sales for the years ended May 31, 2023 and 2022.  No extended payment terms are offered.  During the year ended May 31, 2023, delivery time after receipt of orders averaged 8 to 10 weeks for the Company's standard products.  Due to the volatility of structural and aerospace/defense programs, progress payments are usually required for larger projects using custom designed components of the Company.

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

Research and Development

To accommodate growth and to maintain its presence in current markets, the Company engages in product research and development activities in connection with the design of its products.  Occasionally, research and development for products in the aerospace and defense sectors is funded by customers or the federal government.  The Company also engages in research testing of its products.  For the fiscal years ended May 31, 2023 and 2022, the Company expended $1,097,000 and $999,000, respectively, on product research.  For the years ended May 31, 2023 and 2022, defense sponsored research and development totaled $581,000 and $334,000, respectively.

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

Employees

Exclusive of Company sales representatives and distributors, as of May 31, 2023, the Company had 125 employees, including three executive officers.  The Company has good relations with its employees.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Company's production facilities occupy approximately six acres on Tonawanda Island in North Tonawanda, New York and are comprised of four interconnected buildings and two adjacent buildings.  The production facilities consist of a small parts plant (approximately 4,400 square feet), a large parts plant (approximately 13,500 square feet), and include a facility of approximately 7,000 square feet comprised of a test facility, storage area, pump area and the Company's general offices.  One adjacent building is a 27,000 square foot seismic assembly and test facility. This building contains overhead traveling cranes to allow dampers to be built up to 45 ft. in length. It is also the site of three long bed damper test machines where seismic dampers Taylor Devices manufactures will be tested at maximum force to satisfy customer specifications.  Another adjacent building (approximately 2,000 square feet) is used as a training facility.  These facilities total more than 54,000 square feet.  Adjacent to these facilities, the Company has a remote test facility used for shock testing.  This state-of-the-art test facility is 1,200 square feet.  The Company owns two additional industrial buildings on nine acres of land in the City of North Tonawanda located 1.4 miles from the Company’s headquarters on Tonawanda Island.  Total area of the two buildings is 46,000 square feet.  One building includes a machine shop containing custom-built machinery for boring, deep-hole drilling and turning of parts.  Another is used for painting and packaging parts and completed units.

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

Item 3. Legal Proceedings.

Taylor Devices Inc. (the “Company”) has been named as a Third-Party Defendant in an action captioned Board of Managers of the 432 Park Condominium, et al. v. 56th and Park (NY) Owner LLC, et al.  Index No. 655617/2021 (S.Ct. N.Y. Co.) (the “Action”).

The Action was filed on or about September 23, 2021.  In an amended Complaint dated April 29, 2022, the Board of Managers of 432 Park Condominium (the “Owner”), a condominium association for a high-rise condominium building (the “Building”) located at 432 Park Avenue in New York, N.Y., has asserted a claim against the condominium sponsor, 56th and Park (NY) Owner LLC (the “Sponsor”).  The Owner alleges “over 1500 identified construction and design defects to the common elements of” residential and commercial units at the Building, based upon a report generated by a consultant (SBI Consultants Inc.) retained by the Owner.  The alleged defects include, but are not limited to, allegedly-excessive noise and vibration, water leaks and elevator failures. The SBI report allegedly identified defects in the Building’s: (a) structural/envelope system; (b) mechanical/electrical & plumbing systems; (c) architectural/interiors; and (d) elevators/vertical systems.

On March 14, 2022, the Sponsor filed a Third-Party Complaint against LendLease Construction (US) LMB (“LendLease”), as well as the architects of record on the project (SLCE Architects), the lead structural engineer (Cantor ESA) and the head mechanical engineer (Flack + Kurtz) involved in the Building’s design. As to LendLease, the Third-Party Complaint alleges breach of a Construction Management Contract between LendLease and Sponsor and negligence arising from purported failure to perform under the contract.

On March 22, 2023, LendLease initiated a Third-Party action against various entities with whom LendLease had contracted for the supply of materials and services in connection with construction of the Building.  The Third-Party defendants include the suppliers of products and services relating to the automatic sprinkler system, structural steel, mechanical systems, electrical systems, sheet metal, component assembly, roofing, the building exterior, plumbing, concrete, curtain walls, custom machine work and elevators.  The Third-Party Complaint also names the Company as a Third-Party Defendant, based upon a contract between the Company and LendLease to supply 16 Viscous Damping Devices (“VDDs”) that were incorporated into a Tuned Mass Damper (“TMD”) system designed by another company to limit accelerations of the Building during wind events.  On July 5, 2023, the Company timely filed and served an Answer to LendLease’s Third-Party Complaint.

Additional third-party actions have been filed by parties named as defendants in the Third-Party Complaint.  Presently, seven third-party actions are pending.

The Progress of the Matter to Date.  The matter, and all of the related third-party actions, are pending in the Commercial Division of the Supreme Court, New York County before Justice Melissa A. Crane.  Justice Crane has appointed Hon. Andrew J. Peck, a retired justice of the Supreme Court, as Special Master to hear and determine disputes regarding all or any part of any discovery issue.

On June 13, 2023, Special Master Peck issued an Amended Final Scheduling Order.  Among the directives in the Amended Final Scheduling Order is a requirement that:  (a) recently-added third-party defendants (including the Company) respond to discovery demands by August 30, 2023 and complete document productions by October 11, 2023; (b) all parties complete fact depositions and fact discovery by March 15, 2024; and (c) all parties complete expert discovery by August 28, 2024.

Management Response. Management of the Company vigorously disputes the allegations in the Third-Party Complaint.

Based upon the information currently available, there is a credible argument that: (a) the Company met the contractual requirements of the 2013 Purchase Order for Viscous Damping Devices (VDDs) that were incorporated into the Tuned Mass Damper (TMD) system; and (b) the VDDs that were delivered were successfully tested to the applicable specification and met the technical requirements of that specification.

The Owner has not itemized the damages it seeks to recover from Sponsor, but the Amended Complaint contains an ad damnum clause demanding $125 million plus punitive damages.  Sponsor has not itemized the damages it seeks to recover from LendLease or the other third-party defendants, but the claim for relief in the Third-Party Complaint includes a demand for full indemnification of any amounts the Sponsor is required to pay plaintiff.  In turn, LendLease does not itemize the damages it seeks to recover from the several Third-Party defendants (including the Company), but its demand for relief in the Third-Party Complaint includes a demand for full indemnification of any amounts LendLease is required to pay to Sponsor.  The Company anticipates that the pending actions would provide opportunities for Sponsor, LendLease and the Company to allocate some or all of any liability to one or more co-defendants or third parties.  In view of the limited discovery to date, it is not practical to quantify likely damages to the Company in the event of an unfavorable outcome on liability.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's Common Stock trades on the NASDAQ Capital Market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") stock market under the symbol TAYD.  The high and low sales information noted below for the quarters of fiscal year 2023 and fiscal year 2022 were obtained from NASDAQ.

	Fiscal 2023		Fiscal 2022
	High	Low	High	Low
First Quarter	$10.25	$ 8.13	$12.25	$11.21
Second Quarter	$14.00	$ 9.66	$12.00	$10.93
Third Quarter	$16.98	$10.50	$11.00	$ 9.88
Fourth Quarter	$23.79	$15.30	$10.24	$ 8.75

Holders

As of May 31, 2023, the number of issued and outstanding shares of Common Stock was 3,520,442 and the number of record holders of the Company's Common Stock was 406.  A substantial number of shares of the Company's Common Stock are held in street name.  The Company believes that the total number of beneficial owners of its Common Stock is less than 2,100.

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

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans of the Company as of May 31, 2023.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2012 Stock Option Plan 2015 Stock Option Plan 2018 Stock Option Plan 2022 Stock Option Plan	40,500 84,000 153,250 55,250	$12.28 $12.74 $10.85 $18.07	- - - 201,000
Equity compensation plans not approved by security holders:
2004 Employee Stock Purchase Plan (1)	-	-	216,365
Total	333,000		417,365

(1)

The Company's 2004 Employee Stock Purchase Plan (the "Employee Plan") permits eligible employees to purchase shares of the Company's common stock at fair market value through payroll deductions and without brokers' fees.  Such purchases are without any contribution on the part of the Company.  As of May 31, 2023, 216,365 shares were available for issuance.

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

Accounts Receivable

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows.  Accounts receivable are stated at an amount management expects to collect from outstanding balances.  Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts after considering the age of each receivable and communications with the customers involved.  Balances that are collected, for which a credit to a valuation allowance had previously been recorded, result in a current-period reversal of the earlier transaction charging earnings and crediting a valuation allowance.   Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable in the current period.  The actual amount of accounts written off over the five year period ended May 31, 2023 equaled less than 0.3% of sales for that period.  The balance of the valuation allowance has increased to $29,000 at May 31, 2023 from $16,000 at May 31, 2022.  Management does not expect the valuation allowance to materially change in the next twelve months for the current accounts receivable balance.

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

This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances, and product obsolescence.  Therefore, management of the Company has recorded an allowance for potential inventory obsolescence.  Based on certain assumptions and judgments made from the information available at that time, we determine the amount in the inventory allowance.  If these estimates and related assumptions or the market changes, we may be required to record additional reserves.  Historically, actual results have not varied materially from the Company's estimates.  There was $322,000 and $772,000 of inventory disposed of during the years ended May 31, 2023 and 2022.  The provision for potential inventory obsolescence was $295,000 and zero for the years ended May 31, 2023 and 2022.

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year), using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations.  Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.  Contract costs include labor, material and overhead.  Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process.  Adjustments to cost and profit estimates are made periodically due to changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements.  These changes may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Any losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.   If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion.  Historically, actual results have not varied materially from the Company's estimates.  Other sales to customers are recognized upon shipment to the customer based on contract prices and terms.  In the year ended May 31, 2023, 61% of revenue was recorded for contracts in which revenue was recognized over time while 39% was recognized at a point in time.  In the year ended May 31, 2022, 60% of revenue was recorded for contracts in which revenue was recognized over time while 40% was recognized at a point in time.

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

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible.  The Company provides a valuation allowance to the extent that deferred tax assets may not be realized.  A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable.  The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance.  In future years the Company will need to generate approximately $7.5 million of taxable income in order to realize our deferred tax assets recorded as of May 31, 2023 of $1,583,000.  This deferred tax asset balance is 81% ($707,000) more than at the end of the prior year.  The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced.  If actual results differ from estimated results or if the Company adjusts these assumptions, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate.

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.

The Company and its subsidiary file consolidated Federal and State income tax returns.  As of May 31, 2023, the Company had State investment tax credit carryforwards of approximately $424,000 expiring through May 2028.

Results of Operations

A summary of the period-to-period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the years ended May 31, 2023 and 2022
Increase /
(Decrease)
Sales, net	$9,332,000
Cost of goods sold	$2,893,000
Research and development costs	$98,000
Selling, general and administrative expenses	$2,005,000
Income before provision for income taxes	$4,949,000
Provision for income taxes	$901,000
Net income	$4,048,000

For the year ended May 31, 2023 (All figures being discussed are for the year ended May 31, 2023 as compared to the year ended May 31, 2022.)

	Year ended May 31		Change
	2023	2022	Amount	Percent
Net Revenue	$40,199,000	$30,867,000	$9,332,000	30%
Cost of sales	24,133,000	21,240,000	2,893,000	14%
Gross profit	$16,066,000	$9,627,000	$6,439,000	67%
… as a percentage of net revenues	40%	31%

The Company's consolidated results of operations showed a 30% increase in net revenues and an increase in net income of 181%. Revenues recorded in the current period for long-term projects (“Project(s)”) were 33% more than the level recorded in the prior year.  We had 52 Projects in process during the current period compared with 45 during the same period last year.  Revenues recorded in the current period for other-than long-term projects (non-projects) were 26% more than the level recorded in the prior year.  The number of Projects in-process fluctuates from period to period.  The changes from the prior period to the current period are not necessarily representative of future results.

Sales of the Company's products are made to three general groups of customers: industrial, structural and aerospace / defense.  The Company saw a 27% increase from last year’s level in sales to structural customers who were seeking seismic / wind protection for either construction of new buildings and bridges or retrofitting existing buildings and bridges along with a 25% increase in sales to customers in aerospace / defense and an 85% increase in sales to customers using our products in industrial applications.  The increase in sales to structural customers is primarily from domestic customers.

A breakdown of sales to these three general groups of customers, as a percentage of total net revenue for fiscal years ended May 31, 2023 and 2022 is as follows:

	Year ended May 31
	2023	2022
Industrial	10%	7%
Structural	51%	53%
Aerospace / Defense	39%	40%

Total sales within the USA increased 39% from last year.  Total sales to Asia increased 2% from the prior year.  Net revenue by geographic region, as a percentage of total net revenue for fiscal years ended May 31, 2023 and 2022 is as follows:

	Year ended May 31
	2023	2022
USA	81%	76%
Asia	11%	14%
Other	8%	10%

The gross profit as a percentage of net revenue of 40% in the current period is nine percentage points greater than the same period of the prior year (31%). The Company has been able to increase sales prices to recover more of the increased costs for materials and labor that were incurred over the past year. Management continues to work with suppliers to obtain more visibility of conditions affecting their respective markets. These actions combined with benefits from the Company’s continuous improvement initiatives and increased volume have helped to improve the gross margin as a percentage of revenue over the prior year.

At May 31, 2022, we had 135 open sales orders in our backlog with a total sales value of $23.7 million.  At May 31, 2023, we had 134 open sales orders in our backlog with a total sales value of $32.5 million.  $18.1 million of the current backlog is on Projects already in progress.  $7.6 million of the $23.7 million sales order backlog at May 31, 2022 was in progress at that date.  81% of the sales value in the backlog is for aerospace / defense customers compared to 41% at the end of fiscal 2022.  As a percentage of the total sales order backlog, orders from structural customers accounted for 15% at May 31, 2023 and 50% at May 31, 2022.  The Company expects to recognize revenue for the majority of the backlog during the fiscal year ending May 31, 2024, with the remainder during fiscal year ending May 31, 2025.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period.  Total sales in the current period and the changes in the current period compared to the prior period, are not necessarily representative of future results.

Selling, General and Administrative Expenses

Research and Development Costs

	Years ended May 31		Change
	2023	2022	Amount	Percent
R & D	$ 1,097,000	$ 999,000	$ 98,000	10%
… as a percentage of net revenues	2.7%	3.2%

Research and development costs increased 10% from the prior year.

Selling, General and Administrative Expenses

	Years ended May 31		Change
	2023	2022	Amount	Percent
S G & A	$ 8,160,000	$ 6,155,000	$ 2,005,000	33%
… as a percentage of net revenues	20%	20%

Selling, general and administrative expenses increased 33% from the prior year, primarily from increased personnel costs.

Operating income of $6,809,000 for the year ended May 31, 2023, showed significant improvement from the $2,473,000 operating income in the prior year.

The Company's effective tax rate (ETR) is calculated based upon current assumptions relating to the year's operating results and various tax related items.  The ETR for the fiscal year ended May 31, 2023 is 16%, compared to the ETR for the prior year of 12%.

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2023	2022
Computed tax provision at the expected statutory rate	$1,575,000	$538,000
Tax effect of permanent differences:
Research tax credits	(284,000)	(275,000)
Foreign-derived intangible income deduction	(67,000)	(12,000)
Other permanent differences	1,000	3,000
Other	(7,000)	63,000
	$1,218,000	$317,000

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

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award.  The Company recognized $417,000 and $201,000 of compensation cost for the years ended May 31, 2023 and 2022.

The fair value of each stock option grant has been determined using the Black-Scholes model.  The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants.  The Company used a weighted average expected term.  Expected volatility assumptions used in the model were based on volatility of the Company's stock price for the thirty-month period immediately preceding the granting of the options.  The Company issued stock options in October 2022 and April 2023.  The risk-free interest rate is derived from the U.S. treasury yield.

The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company's stock option grants:

	October 2022	April 2023
Risk-free interest rate:	1.625%	3.25%
Expected life of the options:	4.1 years	4.2 years
Expected share price volatility:	30%	36%
Expected dividends:	zero	zero
These assumptions resulted in estimated fair-market value per stock option:	$3.06	$6.72

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.  A summary of changes in the stock options outstanding during the year ended May 31, 2023 is presented below.

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2022:	283,000	$11.43
Options granted:	85,000	$15.75
Less: Options exercised:	30,500	$9.57
Less: Options expired:	4,500	-
Options outstanding and exercisable at May 31, 2023:	333,000	$12.70
Closing value per share on NASDAQ at May 31, 2023:		$18.55

Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity is dependent upon its working capital needs.  These are primarily short-term investments, inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued expenses and billings in excess of costs and estimated earnings.  The Company's primary source of liquidity has been operations.

Capital expenditures for the year ended May 31, 2023 were $3,359,000 compared to $1,392,000 in the prior year.  Current year capital expenditures included new manufacturing machinery, testing equipment, upgrades to technology equipment and assembly / test facility improvements.  The Company has commitments to make capital expenditures of approximately $107,000 as of May 31, 2023.  These capital expenditures will be primarily for new manufacturing and testing equipment.

The Company has a $10,000,000 bank demand line of credit, with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25%. Interest payable will change from LIBOR rate plus 2.25% to SOFR rate plus 2.365% effective July 1, 2023. There is no outstanding balance at May 31, 2023 or May 31, 2022.  The line is secured by a negative pledge of the Company's real and personal property.  This line of credit is subject to the usual terms and conditions applied by the bank and is subject to renewal annually.

The bank is not committed to make loans under this line of credit and no commitment fee is charged.

Inventory and Maintenance Inventory

	May 31, 2023		May 31, 2022		Increase /(Decrease)
Raw materials	$674,000		$489,000		$185,000	38%
Work-in-process	5,005,000		5,166,000		(161,000)	-3%
Finished goods	262,000		200,000		62,000	31%
Inventory	5,941,000	86%	5,855,000	84%	86,000	1%
Maintenance and other inventory	1,003,000	14%	1,107,000	16%	(104,000)	-9%
Total	$6,944,000	100%	$6,962,000	100%	$(18,000)	0%

Inventory turnover	3.5		3.1

Inventory, at $5,941,000 as of May 31, 2023, is one percent higher than at the prior year-end.  Of this, approximately 84% is work in process, 4% is finished goods, and 12% is raw materials.  All of the current inventory is expected to be consumed or sold within twelve months.  The level of inventory will fluctuate from time to time due to the stage of completion of the non-project sales orders in progress at the time.

The Company disposed of approximately $322,000 and $772,000 of obsolete inventory during the years ended May 31, 2023 and 2022, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB”) and Billings in Excess of Costs and Estimated Earnings (“BIEC”)

	May 31, 2023	May 31, 2022	Increase /(Decrease)
Accounts receivable	5,554,000	4,467,000	1,087,000	24%
CIEB	4,124,000	3,336,000	788,000	24%
Less: BIEC	1,992,000	1,123,000	869,000	77%
Net	$ 7,686,000	$ 6,680,000	$ 1,106,000	15%

Number of an average day’s sales outstanding in accounts receivable (DSO)	47	42

The Company combines the totals of accounts receivable, the asset CIEB, and the liability BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date.  As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $5,554,000 as of May 31, 2023 includes approximately $24,000 of amounts retained by customers on long-term construction projects.  The Company expects to collect all of these amounts, including the retained amounts, during the next twelve months.  The number of an average day's sales outstanding in accounts receivable (DSO) was 47 days at May 31, 2023 and 42 days at May 31, 2022.  The Company expects to collect the net accounts receivable balance, including the retainage, during the next twelve months.

The status of the projects in-progress at the end of the current and prior fiscal years have changed in the factors affecting the year-end balances in the asset CIEB, and the liability BIEC:

	2023	2022
Number of projects in progress at year-end	22	19
Aggregate percent complete at year-end	33%	47%
Average total value of projects in progress at year-end	$1,285,000	$795,000
Percentage of total value invoiced to customer	29%	35%

There are 3 more projects in-process at the end of the current fiscal year as compared with the prior year end and the average value of those projects has increased by 62% between those two dates.

As noted above, CIEB represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $4,124,000 balance in this account at May 31, 2023 is a 24% increase from the prior year-end.  This increase reflects the higher aggregate level of the percentage of completion of these Projects as of the current year end as compared with the Projects in process at the prior year end.  Generally, if progress billings are permitted under the terms of a project sales agreement, then the more complete the project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.  46% of the CIEB balance as of the end of the last fiscal quarter, February 28, 2023, was billed to those customers in the current fiscal quarter ended May 31, 2023.  The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

The year-end balances in the CIEB account are comprised of the following components:

	May 31, 2023	May 31, 2022
Costs	$ 3,006,000	$ 3,250,000
Estimated earnings	2,648,000	2,642,000
Less: Billings to customers	1,530,000	2,556,000
CIEB	$ 4,124,000	$ 3,336,000
Number of projects in progress	12	11

As noted above, BIEC represents billings to customers in excess of revenues recognized.  The $1,992,000 balance in this account at May 31, 2023 is in comparison to a $1,123,000 balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings," discussed above.  Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	May 31, 2023	May 31, 2022
Billings to customers	$6,538,000	$2,711,000
Less: Costs	2,343,000	1,019,000
Less: Estimated earnings	2,203,000	569,000
BIEC	$1,992,000	$1,123,000
Number of projects in progress	10	8

Accounts payable, at $1,718,000 as of May 31, 2023, is 20% more than the prior year-end.  This increase is normal fluctuation of this account and is not considered to be unusual.  The Company expects the current accounts payable amount to be paid during the next twelve months.

Accrued expenses of $4,078,000 increased 19% from the prior year level of $3,414,000.  This increase is due to increases in accrued incentive compensation resulting from increased earnings and sales order bookings, offset by a reduction in customer prepayments.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of May 31, 2023 and have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)Management's report on internal control over financial reporting.

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework, updated in 2013.  Based on this assessment management has concluded that, as of May 31, 2023, the Company's internal control over financial reporting is effective based on those criteria.

(c)Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal year ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on October 20, 2023, which information is hereby incorporated by reference into this Annual Report.  The proxy materials, including the Proxy Statement and form of proxy, will be filed within 120 days after the Company's fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
(i) Report of Independent Registered Public Accounting Firm
(ii) Consolidated Balance Sheets as of May 31, 2023 and 2022
(iii) Consolidated Statements of Income for the years ended May 31, 2023 and 2022
(iv) Consolidated Statements of Stockholders' Equity for the years ended May 31, 2023 and 2022
(v) Consolidated Statements of Cash Flows for the years ended May 31, 2023 and 2022
(vi) Notes to Consolidated Financial Statements - May 31, 2023 and 2022
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

(iv) Certificate of Change incorporated by reference to Exhibit (3)(i) to Quarterly Report on Form 10-QSB for the period ending November 30, 2002.
(v) By-laws – filed on January 6, 2023 with Form 10-Q for the period ending November 30, 2022, and incorporated herein by reference.
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

10	Material Contracts
	(i)	2012 Taylor Devices, Inc. Stock Option Plan attached as Appendix C to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 21, 2012.
	(ii)	2015 Taylor Devices, Inc. Stock Option Plan attached as Appendix B to Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 8, 2016.
	(iii)	2018 Taylor Devices, Inc. Stock Option Plan attached as Appendix B to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 27, 2018.
	(iv)	2022 Taylor Devices, Inc. Stock Option Plan attached as Appendix A to Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 6, 2022.
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

(ix)

Negative Pledge Agreement dated August 30, 2017 by the Registrant in favor of M&T Bank, incorporated by reference to Exhibit 10(xiv) to Quarterly Report on Form 10-Q for the period ending August 31, 2017.

	(x)	Employment Agreement dated as of June 14, 2018 between the Registrant and Alan R. Klembczyk, incorporated by reference to Exhibit 10(i) to Current Report on Form 8-K filed June 19, 2018.
	(xi)	Employment Agreement dated as of August 9, 2021 between the Registrant and Timothy J. Sopko, incorporated by reference to Exhibit 10 to Current Report on Form 8-K filed August 13, 2021.

11	Statement regarding computation of per share earnings

	REG. 228.601(A)(11) Statement regarding computation of per share earnings

	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2023

		Weighted average common stock outstanding		3,506,474
		Common shares issuable under stock option plans using treasury stock method		45,020
		Weighted average common stock outstanding assuming dilution		3,551,494

		Net income fiscal year ended May 31, 2023	(1)	$ 6,287,358
		Weighted average common stock	(2)	3,506,474
		Basic income per common share (1) divided by (2)		$ 1.79

		Net income fiscal year ended May 31, 2023	(3)	$ 6,287,358
		Weighted average common stock outstanding assuming dilution	(4)	3,551,494
		Diluted income per common share (3) divided by (4)		$ 1.77

	Weighted average of common stock/equivalents outstanding - fiscal year ended May 31, 2022

		Weighted average common stock outstanding		3,497,345
		Common shares issuable under stock option plans using treasury stock method		2,208
		Weighted average common stock outstanding assuming dilution		3,499,553

		Net income fiscal year ended May 31, 2022	(1)	$ 2,239,423
		Weighted average common stock	(2)	3,497,345
		Basic income per common share (1) divided by (2)		$ 0.64

		Net income fiscal year ended May 31, 2022	(3)	$ 2,239,423
		Weighted average common stock outstanding assuming dilution	(4)	3,499,553
		Diluted income per common share (3) divided by (4)		$ 0.64

21	Subsidiaries of the registrant
	Tayco Realty Corporation is a New York corporation organized on September 8, 1977, owned by the Company.
23	The Consent of Independent Registered Public Accounting Firm precedes the Consolidated Financial Statements.
31	Officer Certifications
	(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Officer Certifications
	(i)	Section 1350 Certification of Chief Executive Officer.
	(ii)	Section 1350 Certification of Chief Financial Officer.
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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Timothy J. Sopko	Date:	August 15, 2023
Timothy J. Sopko
Chief Executive Officer
(Principal Executive Officer)

and

By:	/s/Paul Heary	Date:	August 15, 2023
Paul Heary
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/John Burgess	By:	/s/Robert M. Carey
	John Burgess, Director		Robert M. Carey, Director
	August 15, 2023		August 15, 2023

By:	/s/F. Eric Armenat	By:	/s/Alan R. Klembczyk
	F. Eric Armenat, Director		Alan R. Klembczyk, President and Director
	August 15, 2023		August 15, 2023

[Lumsden & McCormick, LLP Letterhead]

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of

Taylor Devices, Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K (Commission File Number 0-3498) of Taylor Devices, Inc. of our report dated August 15, 2023 and any reference thereto in the Annual Report to Shareholders for the fiscal year ended May 31, 2023.

We also consent to such incorporation by reference in Registration Statement Nos. 333-114085, 333-184809, 333-210660, 333-232121, and 333-268120 of Taylor Devices, Inc. on Form S-8 of our report dated August 15, 2023.

/s/Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

Buffalo, New York

August 15, 2023

TAYLOR DEVICES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2023

[Lumsden & McCormick, LLP Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Taylor Devices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary (the Company) as of May 31, 2023 and 2022, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

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

How We Addressed the Matter in Our Audit

Our auditing procedures related to the cost estimates for long-term contracts and related revenue recognition included the following, among others:

•We evaluated the appropriateness and consistency of management’s methods used to develop its estimates.

•We evaluated the reasonableness of judgments made and significant assumptions used by management relating to key estimates.

•We selected a sample of executed contracts to understand the contract, perform an independent assessment of the appropriate timing of revenue recognition, and test the mathematical accuracy of revenue recognized based on costs incurred to date relative to total estimated costs at completion.

•We performed inquiries of the Company’s project managers and others directly involved with the contracts to evaluate project status and project challenges which may affect total estimated costs to complete.  We also observed the project work site when key estimates related to tangible or physical progress of the project.

•We tested the accuracy and completeness of the data used in developing key estimates, including material, labor, overhead, and sub-contractor costs.

•We performed retrospective reviews of prior year long-term contracts, comparing actual performance to estimated performance and the related financial statement impact, when evaluating the thoroughness and precision of management’s estimation process in previous years.

Valuation of Inventory

Description of the Matter

As of May 31, 2023, the Company’s inventory balance was $5.9 million, net of a $68,000 allowance for obsolescence, its maintenance and other inventory balance was $1.0 million, net of an approximate $1.2 million allowance for obsolescence.  As discussed in Note 5, maintenance and other inventory represents certain items that are estimated to have a product life-cycle in excess of twelve months the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  The Company evaluates its inventory for obsolescence on an ongoing basis by considering historical usage as well as requirements for future orders.

Given the inherent uncertainty and significant judgments necessary to estimate potential inventory obsolescence, auditing management’s estimates involved a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

Our auditing procedures related to valuation of inventory included the following, among others:

•We evaluated the appropriateness and consistency of management’s methods used to develop its estimates.

•We evaluated the reasonableness of judgments made and significant assumptions used by management relating to key estimates.

•We inquired of management relative to write-offs of inventory during the year.

•We tested the completeness and accuracy of management’s schedule of inventory.

•We developed an independent expectation of the obsolescence reserve based on our knowledge of the Company’s inventory, including analysis of slow-moving items and historical usage and compared it to actual.

•We examined management’s lower of cost or net realizable value analysis and performed procedures to test its completeness and accuracy.

•We selected a sample of material purchases made during the year to ensure they were included in inventory at the proper value.

•During our physical inventory observation, we toured the Company’s warehouses and examined inventory on hand for any indications of obsolescence.

/s/Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

PCOAB ID: 130

We have served as the Company’s auditor since 1998.

Buffalo, New York

August 15, 2023

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2023	2022

Assets
Current assets:
Cash and cash equivalents	$3,575,219	$22,517,038
Short-term investments	24,514,757	1,097,450
Accounts and other receivables, net (Note 2)	5,553,504	4,466,686
Inventory (Note 3)	5,941,304	5,854,935
Prepaid expenses	439,607	468,489
Prepaid income taxes	228,947	235,947
Costs and estimated earnings in excess of billings (Note 4)	4,124,182	3,336,474
Total current assets	44,377,520	37,977,019

Maintenance and other inventory, net (Note 5)	1,003,140	1,107,309
Property and equipment, net (Note 6)	11,721,784	9,854,759
Cash value of life insurance, net	210,120	205,359
Deferred income taxes (Note 10)	568,615	74,615
	$57,881,179	$49,219,061
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,717,657	$1,426,830
Accrued expenses (Note 8)	4,078,322	3,414,314
Billings in excess of costs and estimated earnings (Note 4)	1,992,470	1,122,763
Total current liabilities	7,788,449	5,963,907

Stockholders' Equity:
Common stock, $0.025 par value, authorized 8,000,000 shares, issued 4,088,193 and 4,056,771 shares	102,127	101,342
Paid-in capital	10,947,089	10,227,916
Retained earnings	42,128,256	35,840,898
	53,177,472	46,170,156
Treasury stock – 567,751 and 558,834 shares at cost	(3,084,742)	(2,915,002)
Total stockholders' equity	50,092,730	43,255,154
	$57,881,179	$49,219,061

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2023	2022

Sales, net (Note 9)	$40,199,354	$30,866,582

Cost of goods sold	24,133,312	21,239,886

Gross profit	16,066,042	9,626,696
Research and development costs	1,096,807	999,184
Selling, general and administrative expenses	8,160,169	6,154,735

Operating income	6,809,066	2,472,777

Other income (expense)
Interest, net	698,864	4,543
Miscellaneous	(2,572)	79,103
Total other income, net	696,292	83,646

Income before provision for income taxes	7,505,358	2,556,423

Provision for income taxes (Note 10)	1,218,000	317,000

Net income	$6,287,358	$2,239,423

Basic earnings per common share (Note 11)	$1.79	$0.64
Diluted earnings per common share (Note 11)	$1.77	$0.64

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

For the years ended May 31,	2023	2022

Common Stock
Beginning of period	$101,342	$101,305
Issuance of shares for employee stock purchase plan	22	37
Issuance of shares for employee stock option plan	763	-
End of period	102,127	101,342

Paid-in Capital
Beginning of period	10,227,916	10,010,430
Issuance of shares for employee stock purchase plan	10,854	16,208
Issuance of shares for employee stock option plan	291,066	-
Stock options issued for services	417,253	201,278
End of period	10,947,089	10,227,916

Retained Earnings
Beginning of period	35,840,898	33,601,475
Net income	6,287,358	2,239,423
End of period	42,128,256	35,840,898

Treasury Stock
Beginning of period	(2,915,002)	(2,915,002)
Issuance of shares for employee stock option plan	(169,740)	-
End of period	(3,084,742)	(2,915,002)

Total stockholders' equity	$50,092,730	$43,255,154

See notes to consolidated financial statements

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended May 31,	2023	2022

Operating activities:
Net income	$6,287,358	$2,239,423
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,472,455	1,347,442
Stock options issued for services	417,253	201,278
Bad debt expense	23,360	-
(Gain) loss on disposal of property and equipment	20,015	(1,530)
Provision for inventory obsolescence	295,014	-
Deferred income taxes	(494,000)	115,500
Changes in other current assets and liabilities:
Accounts and other receivables	(1,110,178)	(346,122)
Inventory	(277,214)	486,191
Prepaid expenses	28,882	54,258
Prepaid income taxes	7,000	218,831
Costs and estimated earnings in excess of billings	(787,708)	(1,836,870)
Accounts payable	290,827	(360,495)
Accrued expenses	664,008	1,429,841
Billings in excess of costs and estimated earnings	869,707	(239,222)
Net operating activities	7,706,779	3,308,525

Investing activities:
Acquisition of property and equipment	(3,359,495)	(1,391,577)
Proceeds from disposal of property and equipment	-	7,500
Increase in short-term investments	(23,417,307)	(438)
Increase in cash value of life insurance	(4,761)	(4,821)
Net investing activities	(26,781,563)	(1,389,336)

Financing activities:
Proceeds from issuance of common stock	302,705	16,245
Acquisition of treasury stock	(169,740)	-
Net financing activities	132,965	16,245

Net change in cash and cash equivalents	(18,941,819)	1,935,434

Cash and cash equivalents - beginning	22,517,038	20,581,604
Cash and cash equivalents - ending	$3,575,219	$22,517,038

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

81% of the Company's 2023 revenue was generated from sales to customers in the United States and 11% was from sales to customers in Asia.  Remaining sales were to customers in other countries in North America, Europe, Australia, and South America.

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

Short-term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at May 31, 2023 and May 31, 2022 include “available for sale” money market funds, US treasury securities and corporate bonds stated at fair value, which approximates cost. The short-term investments (20) mature on various dates during the period June 2023 to November 2026. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year), using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations.  Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.  Contract costs include labor, material and overhead.  Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  Other sales to customers are recognized upon shipment to the customer based on contract prices and terms.  In the year ended May 31, 2023, 61% of revenue was recorded for contracts in which revenue was recognized over time while 39% was recognized at a point in time.  In the year ended May 31, 2022, 60% of revenue was recorded for contracts in which revenue was recognized over time while 40% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered.  As of May 31, 2023 and 2022, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred.  These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

Shipping and Handling Costs:

Shipping and handling costs on incoming inventory items are classified as a component of cost of goods sold, while shipping and handling costs on outgoing shipments to customers are classified as a component of selling, general and administrative expenses.  The amounts of these costs classified as a component of selling, general and administrative expenses were $366,763 and $238,536 for the years ended May 31, 2023 and 2022.  Shipping and handling activities that occur after the customer has obtained control of the product are considered fulfillment activities, not performance obligations.

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

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.  The Company did not have any accrued interest or penalties included in its consolidated balance sheets at May 31, 2023 and 2022.  The Company recorded no interest expense or penalties in its consolidated statements of income during the years ended May 31, 2023 and 2022.

The Company believes it is no longer subject to examination by federal and state taxing authorities for years prior to May 31, 2020.

Sales Taxes:

Certain jurisdictions impose a sales tax on Company sales to nonexempt customers.  The Company collects these taxes from customers and remits the entire amount as required by the applicable law.  The Company excludes from revenues and expenses the tax collected and remitted.

Stock-Based Compensation:

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The stock-based compensation expense for the years ended May 31, 2023 and 2022 was $417,253 and $201,278.

New Accounting Standards:

Any recently issued Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

Reclassifications:

The 2022 financial statements have been reclassified to conform with the presentation adopted for 2023.

2.  Accounts and Other Receivables:

	2023	2022
Customers	$5,558,990	$4,292,300
Customers – retention	23,980	190,492
	5,582,970	4,482,792
Less allowance for doubtful accounts	29,466	16,106
	$5,553,504	$4,466,686

Retention receivable from customers represents amounts invoiced to customers where payments have been partially withheld pending completion of the project.  All amounts are expected to be collected within the next fiscal year.

3.  Inventory:

	2023	2022
Raw materials	$673,453	$488,393
Work-in-process	5,005,416	5,166,271
Finished goods	330,435	300,271
	6,009,304	5,954,935
Less allowance for obsolescence	68,000	100,000
	$5,941,304	$5,854,935

4.  Costs and Estimated Earnings on Uncompleted Contracts:

	2023	2022
Costs incurred on uncompleted contracts	$ 5,349,111	$ 4,268,608
Estimated earnings	4,850,889	3,211,392
	10,200,000	7,480,000
Less billings to date	8,068,288	5,266,289
	$ 2,131,712	$ 2,213,711

Amounts are included in the accompanying balance sheets under the following captions:

	2023	2022
Costs and estimated earnings in excess of billings	$ 4,124,182	$ 3,336,474
Billings in excess of costs and estimated earnings	1,992,470	1,122,763
	$ 2,131,712	$ 2,213,711

The following summarizes the status of Projects in progress as of May 31, 2023 and 2022:

	2023	2022
Number of Projects in progress	22	19
Aggregate percent complete	33%	47%
Aggregate amount remaining	$18,061,484	$7,627,234
Percentage of total value invoiced to customer	29%	35%

The Company expects to recognize the majority of remaining revenue on all open projects during the May 31, 2024 fiscal year.

Revenue recognized during the years ended May 31, 2023 and 2022 for amounts included in billings in excess of costs and estimated earnings as of the beginning of the year amounted to $1,123,000, and $1,362,000.

5.  Maintenance and Other Inventory:

	2023	2022
Maintenance and other inventory	$ 2,236,106	$ 2,334,889
Less allowance for obsolescence	1,232,966	1,227,580
	$ 1,003,140	$ 1,107,309

Maintenance and other inventory represent stock that is estimated to have a product life-cycle in excess of twelve-months.  This stock represents certain items the Company is required to maintain for service of products sold, and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Therefore, management of the Company has recorded an allowance for potential inventory obsolescence.  $322,000 and $772,000 of inventory was disposed of during the years ended May 31, 2023 and 2022.  The provision for potential inventory obsolescence was $295,000 and zero for the years ended May 31, 2023 and 2022.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

6.  Property and Equipment:

	2023	2022
Land	$195,220	$195,220
Buildings and improvements	10,033,399	9,821,812
Machinery and equipment	15,278,928	12,824,696
Office furniture and equipment	2,840,980	2,744,400
Autos and trucks	24,818	24,818
Land improvements	483,929	483,929
	28,857,274	26,094,875
Less accumulated depreciation	17,135,490	16,240,116
	$11,721,784	$9,854,759

Depreciation expense was $1,472,455 and $1,347,442 for the years ended May 31, 2023 and 2022.

The Company has commitments to make capital expenditures of approximately $107,000 as of May 31, 2023.

7.  Short-Term Borrowings:

The Company has available a $10,000,000 bank demand line of credit from a bank, with interest payable at the Company's option of 30, 60 or 90 day LIBOR rate plus 2.25%. Interest payable will change from LIBOR rate plus 2.25% to SOFR rate plus 2.365% effective July 1, 2023. The line is secured by a negative pledge of the Company's real and personal property.  This line of credit is subject to the usual terms and conditions applied by the bank and subject to renewal annually.

There is no amount outstanding under the line of credit at May 31, 2023 or May 31, 2022.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis.  Outstanding checks under this arrangement totaled $13,873 and $193,478 as of May 31, 2023 and 2022.  These amounts are included in accounts payable.

8.  Accrued Expenses:

	2023	2022
Customer deposits	$367,902	$1,347,709
Personnel costs	3,023,501	1,587,271
Other	686,919	479,334
	$4,078,322	$3,414,314

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

	2023	2022
Structural	$ 20,642,326	$ 16,267,162
Aerospace / Defense	15,568,695	12,440,687
Industrial	3,988,333	2,158,733
	$ 40,199,354	$ 30,866,582

Sales to a single customer approximated 15% of net sales for 2022.

10.  Income Taxes:

	2023	2022
Current tax provision:
Federal	$ 1,710,000	$ 200,100
State	2,000	1,400
	1,712,000	201,500
Deferred tax provision (benefit):
Federal	(494,000)	115,500
State	-	-
	(494,000)	115,500
	$ 1,218,000	$ 317,000

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2023	2022
Computed tax provision at the expected statutory rate	$1,576,100	$536,800
State income tax - net of Federal tax benefit	(1,600)	1,100
Tax effect of permanent differences:
Research tax credits	(283,600)	(275,400)
Foreign-derived intangible income deduction	(66,900)	(12,200)
Other permanent differences	900	3,100
Other	(6,900)	63,600
	$1,218,000	$317,000
Effective income tax rate	16.2%	12.4%

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2023	2022
Deferred tax assets:
Allowance for doubtful receivables	$6,200	$3,400
Tax inventory adjustment	84,300	92,200
Allowance for obsolete inventory	273,200	278,800
Accrued vacation	136,600	84,300
Accrued commissions	9,800	7,000
Warranty reserve	62,700	48,800
R&D tax credit	-	84,000
R&D capitalization	678,500	-
Stock options issued for services	331,300	277,600
	1,582,600	876,100
Deferred tax liabilities:
Excess tax depreciation	(1,013,985)	(801,485)
Net deferred tax assets	$568,615	$74,615

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible.  The Company provides a valuation allowance to the extent that deferred tax assets may not be realized.  A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable.  The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance.  The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced.  The Company will need to generate approximately $7.5 million in taxable income in future years in order to realize the deferred tax assets recorded as of May 31, 2023 of $1,582,600.

The Company and its subsidiary file consolidated Federal and State income tax returns.  As of May 31, 2023, the Company had State investment tax credit carryforwards of approximately $424,000 expiring through May 2028.

11.  Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period.  Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2023	2022
Average common shares outstanding	3,506,474	3,497,345
Common shares issuable under stock option plans	45,020	2,208
Average common shares outstanding assuming dilution	3,551,494	3,499,553

12.  Related Party Transactions:

The Company had no material related party transactions for the years ended May 31, 2023 and 2022.

13.  Employee Stock Purchase Plan:

In March 2004, the Company reserved 295,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan.  Participation in the employee stock purchase plan is voluntary for all eligible employees of the Company.  Purchase of common shares can be made by employee contributions through payroll deductions.  At the end of each calendar quarter, the employee contributions will be applied to the purchase of common shares using a share value equal to the mean between the closing bid and ask prices of the stock on that date.  These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan.  During the years ended May 31, 2023 and 2022, 922 ($8.65 to $19.96 price per share) and 1,496 ($9.90 to $11.83 price per share) common shares, respectively, were issued to employees. As of May 31, 2023, 216,365 shares were reserved for further issue.

14.  Stock Option Plans:

In 2022, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options.  The incentive stock options qualify for preferential treatment under the Internal Revenue Code.  Under this plan, 260,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 59,000 shares have been granted as of May 31, 2023. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.

Using the Black-Scholes option pricing model, the weighted average estimated fair value of each option granted under the plan was $4.91 during 2023 and $3.02 during 2022.  The pricing model uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of the Company's stock.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding.  The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation model.  The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	2023	2022
Risk-free interest rate	2.45%	2.59%
Expected life in years	4.2	4.0
Expected volatility	33%	31%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding - May 31, 2021	267,750	$11.60	$271,426
Options granted	66,750	$10.69
Less: options expired	51,500	-
Outstanding - May 31, 2022	283,000	$11.43	$28,248
Options granted	85,000	$15.75
Less: options exercised	30,500	$9.57
Less: options expired	4,500	-
Outstanding - May 31, 2023	333,000	$12.70	$2,016,961

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of the balance sheet dates.  The aggregate intrinsic value of outstanding options as of the end of each fiscal year is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the-money at that date (279,500 at May 31, 2023 and 29,250 at May 31, 2022.)  The Company's closing stock price was $18.55 and $9.30 as of May 31, 2023 and 2022.  As of May 31, 2023, there are 201,000 options available for future grants under the 2022 stock option plan.  $291,829 was received from the exercise of share options during the fiscal year ended May 31, 2023.  No options were exercised in the fiscal year ended May 31, 2022.

The following table summarizes information about stock options outstanding at May 31, 2023:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price
$ 8.01-$ 9.00	13,000	0.9	$ 8.87
$ 9.01-$10.00	55,000	8.0	$ 9.67
$10.01-$11.00	23,500	6.2	$10.16
$11.01-$12.00	140,000	7.5	$11.66
$12.01-$13.00	28,000	2.8	$12.39
$13.01-$14.00	10,000	3.9	$13.80
$16.01-$17.00	10,000	2.9	$16.40
$19.01-$20.00	53,500	8.6	$19.82
$ 8.01-$20.00	333,000	6.8	$12.70

The following table summarizes information about stock options outstanding at May 31, 2022:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price
$ 7.01-$ 8.00	10,000	0.9	$ 7.74
$ 8.01-$ 9.00	19,250	1.5	$ 8.64
$ 9.01-$10.00	55,000	9.0	$ 9.67
$10.01-$11.00	26,500	7.3	$10.14
$11.01-$12.00	112,250	7.8	$11.72
$12.01-$13.00	28,750	3.9	$12.39
$13.01-$14.00	10,000	4.9	$13.80
$16.01-$17.00	10,000	3.9	$16.40
$19.01-$20.00	11,250	4.2	$19.26
$ 7.01-$20.00	283,000	6.5	$11.43

15.  Preferred Stock:

The Company has 2,000,000 authorized but unissued shares of preferred stock which may be issued in series.  The shares of each series shall have such rights, preferences, and limitations as shall be fixed by the Board of Directors.

16.  Treasury Stock:

Treasury shares are 567,751 at May 31, 2023 and 558,834 at May 31, 2022.

17.  Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code.  The Company matches a percentage of employee voluntary salary deferrals subject to limitations.  The Company may also make discretionary contributions as determined annually by the Company's Board of Directors.  The amount expensed under the plan was $371,881 and $313,269 for the years ended May 31, 2023 and 2022.

18.  Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

The fair values of short-term investments were determined as described in Note 1.

19.  Cash Flows Information:

	2023	2022

Interest paid	None	None

Income taxes paid	$1,705,000	None

20.  Risks and Uncertainties:

On January 31, 2020, the United States Secretary of Health and Human Services (HHS) declared a public health emergency related to the global spread of coronavirus COVID-19, and a pandemic was declared by the World Health Organization in February 2020. Efforts to fight the widespread disease included limiting or closing many businesses and resulted in a severe disruption of operations for many organizations.  Financial markets also fluctuated significantly during this time. The extent of the impact of COVID-19 on the Company’s operational and financial performance was significant in fiscal 2021. The use of vaccinations world-wide have apparently slowed spread of the disease, the extent of the impact of COVID-19 on the Company’s operational and financial performance in fiscal 2022 and 2023 was minimal.

21.  Legal Proceedings:

Taylor Devices Inc. (the “Company”) has been named as a Third-Party Defendant in an action captioned Board of Managers of the 432 Park Condominium, et al. v. 56th and Park (NY) Owner LLC, et al.  Index No. 655617/2021 (S.Ct. N.Y. Co.) (the “Action”).

The Action was filed on or about September 23, 2021.  In an amended Complaint dated April 29, 2022, the Board of Managers of 432 Park Condominium (the “Owner”), a condominium association for a high-rise condominium building (the “Building”) located at 432 Park Avenue in New York, N.Y., has asserted a claim against the condominium sponsor, 56th and Park (NY) Owner LLC (the “Sponsor”).  The Owner alleges “over 1500 identified construction and design defects to the common elements of” residential and commercial units at the Building, based upon a report generated by a consultant (SBI Consultants Inc.) retained by the Owner.  The alleged defects include, but are not limited to, allegedly-excessive noise and vibration, water leaks and elevator failures. The SBI report allegedly identified defects in the Building’s: (a) structural/envelope system; (b) mechanical/electrical & plumbing systems; (c) architectural/interiors; and (d) elevators/vertical systems.

On March 14, 2022, the Sponsor filed a Third-Party Complaint against LendLease Construction (US) LMB (“LendLease”), as well as the architects of record on the project (SLCE Architects), the lead structural engineer (Cantor ESA) and the head mechanical engineer (Flack + Kurtz) involved in the Building’s design. As to LendLease, the Third-Party Complaint alleges breach of a Construction Management Contract between LendLease and Sponsor and negligence arising from purported failure to perform under the contract.

On March 22, 2023, LendLease initiated a Third-Party action against various entities with whom LendLease had contracted for the supply of materials and services in connection with construction of the Building.  The Third-Party defendants include the suppliers of products and services relating to the automatic sprinkler system, structural steel, mechanical systems, electrical systems, sheet metal, component assembly, roofing, the building exterior, plumbing, concrete, curtain walls, custom machine work and elevators.  The Third-Party Complaint also names the Company as a Third-Party Defendant, based upon a contract between the Company and LendLease to supply 16 Viscous Damping Devices (“VDDs”) that were incorporated into a Tuned Mass Damper (“TMD”) system designed by another company to limit accelerations of the Building during wind events.  On July 5, 2023, the Company timely filed and served an Answer to LendLease’s Third-Party Complaint.

Additional third-party actions have been filed by parties named as defendants in the Third-Party Complaint.  Presently, seven third-party actions are pending.

The Progress of the Matter to Date.  The matter, and all of the related third-party actions, are pending in the Commercial Division of the Supreme Court, New York County before Justice Melissa A. Crane.  Justice Crane has appointed Hon. Andrew J. Peck, a retired justice of the Supreme Court, as Special Master to hear and determine disputes regarding all or any part of any discovery issue.

On June 13, 2023, Special Master Peck issued an Amended Final Scheduling Order.  Among the directives in the Amended Final Scheduling Order is a requirement that:  (a) recently-added third-party defendants (including the Company) respond to discovery demands by August 30, 2023 and complete document productions by October 11, 2023; (b) all parties complete fact depositions and fact discovery by March 15, 2024; and (c) all parties complete expert discovery by August 28, 2024.

Management Response. Management of the Company vigorously disputes the allegations in the Third-Party Complaint.

Based upon the information currently available, there is a credible argument that: (a) the Company met the contractual requirements of the 2013 Purchase Order for Viscous Damping Devices (VDDs) that were incorporated into the Tuned Mass Damper (TMD) system; and (b) the VDDs that were delivered were successfully tested to the applicable specification and met the technical requirements of that specification.

The Owner has not itemized the damages it seeks to recover from Sponsor, but the Amended Complaint contains an ad damnum clause demanding $125 million plus punitive damages.  Sponsor has not itemized the damages it seeks to recover from LendLease or the other third-party defendants, but the claim for relief in the Third-Party Complaint includes a demand for full indemnification of any amounts the Sponsor is required to pay plaintiff.  In turn, LendLease does not itemize the damages it seeks to recover from the several Third-Party defendants (including the Company), but its demand for relief in the Third-Party Complaint includes a demand for full indemnification of any amounts LendLease is required to pay to Sponsor.  The Company anticipates that the pending actions would provide opportunities for Sponsor, LendLease and the Company to allocate some or all of any liability to one or more co-defendants or third parties.  In view of the limited discovery to date, it is not practical to quantify likely damages to the Company in the event of an unfavorable outcome on liability.