Form 10-Q
period 2023-08-31
TAYLOR DEVICES INC
filed 2023-09-29
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended August 31, 2023

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

Yes ☐ No ☒

As of September 29, 2023, there were outstanding 3,521,377 shares of the registrant’s common stock, par value $0.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	August 31,	May 31,
	2023	2023

Assets
Current assets:
Cash and cash equivalents	$2,889,459	$3,575,219
Short-term investments	27,812,740	24,514,757
Accounts and other receivables, net	5,403,750	5,553,504
Inventory	6,830,311	5,941,304
Costs and estimated earnings in excess of billings	3,388,971	4,124,182
Other current assets	439,021	668,554
Total current assets	46,764,252	44,377,520

Maintenance and other inventory, net	1,032,640	1,003,140
Property and equipment, net	11,693,958	11,721,784
Other assets	211,248	210,120
Deferred income taxes	568,615	568,615
	$60,270,713	$57,881,179
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,051,457	$1,717,657
Accrued expenses	2,462,747	4,078,322
Billings in excess of costs and estimated earnings	4,813,033	1,992,470
Total current liabilities	8,327,237	7,788,449

Stockholders' Equity:
Common stock and additional paid-in capital	11,067,898	11,049,216
Retained earnings	43,976,119	42,128,256
	55,044,017	53,177,472
Treasury stock - at cost	(3,100,541)	(3,084,742)
Total stockholders’ equity	51,943,476	50,092,730
	$60,270,713	$57,881,179

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)
	For the three months ended August 31,
	2023	2022

Sales, net	$9,923,628	$9,090,699

Cost of goods sold	5,539,052	5,598,942

Gross profit	4,384,576	3,491,757

Research and development costs	129,074	375,346
Selling, general and administrative expenses	2,335,957	1,938,038

Operating income	1,919,545	1,178,373

Other income, net	361,318	39,998

Income before provision for income taxes	2,280,863	1,218,371

Provision for income taxes	433,000	216,000

Net income	$1,847,863	$1,002,371

Basic and diluted earnings per common share	$0.52	$0.29

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
	(Unaudited)
	For the three months ended August 31,
	2023	2022

Common Stock
Beginning of period	$102,127	$101,342
Issuance of shares for employee stock purchase plan	3	9
Issuance of shares for employee stock option plan	38	100
End of period	102,168	101,451
Paid-in Capital
Beginning of period	10,947,089	10,227,916
Issuance of shares for employee stock purchase plan	2,880	3,062
Issuance of shares for employee stock option plan	15,761	32,120
End of period	10,965,730	10,263,098
Retained Earnings
Beginning of period	42,128,256	35,840,898
Net income	1,847,863	1,002,371
End of period	43,976,119	36,843,269
Treasury Stock
Beginning of period	(3,084,742)	(2,915,002)
Issuance of shares for employee stock option plan	(15,799)	-
End of period	(3,100,541)	(2,915,002)
Total stockholders' equity	$51,943,476	$44,292,816

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	August 31,
For the three months ended	2023	2022

Operating activities:
Net income	$1,847,863	$1,002,371
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	455,478	317,790
Changes in other assets and liabilities:
Accounts and other receivables, net	149,754	(1,365,612)
Inventory	(918,507)	57,869
Costs and estimated earnings in excess of billings	735,211	503,936
Other current assets	229,533	285,883
Accounts payable	(666,200)	22,114
Accrued Expenses	(1,615,575)	(1,346,571)
Billings in excess of costs and estimated earnings	2,820,563	491,334
Net operating activities	3,038,120	(30,886)

Investing activities:
Acquisition of property and equipment	(427,652)	(833,464)
Purchase of short-term investments	(3,297,983)	-
Other investing activities	(1,128)	(1,140)
Net investing activities	(3,726,763)	(834,604)

Financing activities:
Proceeds from issuance of common stock, net	18,682	35,291
Acquisition of treasury stock	(15,799)	-
Net financing activities	2,883	35,291
Net change in cash and cash equivalents	(685,760)	(830,199)

Cash and cash equivalents - beginning	3,575,219	22,517,038

Cash and cash equivalents - ending	$2,889,459	$21,686,839

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2023 and May 31, 2023, the results of operations for the three months ended August 31, 2023 and 2022, and cash flows for the three months ended August 31, 2023 and 2022. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2023.

2.The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.For the three-month periods ended August 31, 2023 and 2022, the net income was divided by 3,520,910 and 3,499,023 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.The results of operations for the three-month period ended August 31, 2023 are not necessarily indicative of the results to be expected for the full year.

6.Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

7.Short-term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at August 31, 2023 and May 31, 2023 include “available for sale” money market funds, US treasury securities and corporate bonds stated at fair value, which approximates cost. The short-term investments (22) mature on various dates during the period September 2023 to November 2026. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

The short-term investments are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

8.Inventory:

	August 31, 2023	May 31, 2023
Raw materials	$854,115	$673,453
Work-in-process	5,750,443	5,005,416
Finished goods	286,753	330,435
	6,891,311	6,009,304
Less allowance for obsolescence	61,000	68,000
	$6,830,311	$5,941,304

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the three months ended August 31, 2023, 55% of revenue was recorded for contracts in which revenue was recognized over time while 45% was recognized at a point in time. In the three months ended August 31, 2022, 61% of revenue was recorded for contracts in which revenue was recognized over time while 39% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of August 31, 2023 and May 31, 2023, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

10.The August 31, 2022 statement of income has been reclassified to conform with the presentation adopted for August 31, 2023.

11.Accrued Expenses:

	August 31, 2023	May 31, 2023
Customer deposits	$367,902	$367,902
Personnel costs	1,403,744	3,023,501
Other	691,101	686,919
	$2,462,747	$4,078,322

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

Results of Operations

A summary of the period-to-period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2023 and 2022
Increase /
(Decrease)
Sales, net	$833,000
Cost of goods sold	$(60,000)
Research and development costs	$(246,000)
Selling, general and administrative expenses	$398,000
Other income (expense)	$321,000
Income before provision for income taxes	$1,062,000
Provision for income taxes	$217,000
Net income	$845,000

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

For the three months ended August 31, 2023 (All figures discussed are for the three months ended August 31, 2023 as compared to the three months ended August 31, 2022).

	Three months ended August 31		Change
	2023	2022	Amount	Percent
Net Revenue	$ 9,924,000	$ 9,091,000	$ 833,000	9%
Cost of sales	5,539,000	5,599,000	(60,000)	-1%
Gross profit	$ 4,385,000	$ 3,492,000	$ 893,000	26%
… as a percentage of net revenues	44%	38%

The Company's consolidated results of operations showed a 9% increase in net revenues and an increase in net income of 84%. Revenues recorded in the current period for long-term projects (“Project(s)”) were 1% less than the level recorded in the prior year. The Company had 22 Projects in process during the current period as compared to 33 during the same period last year. Revenues recorded in the current period for other-than long-term projects (non-projects) were 26% more than the level recorded in the prior year. Total sales within the U.S. increased 9% from the same period last year. Total sales to Asia increased 38% from the same period of the prior year. Sales increases were recorded over the same period last year to customers in aerospace / defense (75%) with decreases to customers involved in construction of buildings and bridges (-31%) and to industrial customers (-6%). The increase in aerospace/defense sales is due, in part, to a combination of providing production hardware on several legacy programs and new development programs.

The gross profit as a percentage of net revenue of 44% in the current period is six percentage points greater than the same period of the prior year (38%). Management continues to work with suppliers to obtain more visibility of conditions affecting their respective markets. These actions combined with benefits from the Company’s continuous improvement initiatives and increased volume have helped to improve the gross margin as a percentage of revenue over the prior year.

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Three months ended August 31
	2023	2022
Industrial	7%	8%
Structural	35%	56%
Aerospace / Defense	58%	36%

At August 31, 2022, the Company had 146 open sales orders in our backlog with a total sales value of $23.0 million. At August 31, 2023, the Company has 131 open sales orders in our backlog, and the total sales value is $28.3 million. The Company expects to recognize revenue for the majority of the backlog during the current fiscal year, with the remainder during the fiscal year ending May 31, 2025.

The Company's backlog, revenues, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the three-month periods ended August 31, 2023 and August 31, 2022, is as follows:

	Three months ended August 31
	2023	2022
USA	83%	82%
Asia	12%	10%
Other	5%	8%

Research and Development Costs

	Three months ended August 31		Change
	2023	2022	Amount	Percent
R & D	$ 129,000	$ 375,000	$ (246,000)	-66%
… as a percentage of net revenues	1.3%	4.1%

Research and development costs declined 66% from the prior year due to the completion of the Taylor Damped Moment Frame project.

Selling, General and Administrative Expenses

	Three months ended August 31		Change
	2023	2022	Amount	Percent
S G & A	$ 2,336,000	$ 1,938,000	$ 398,000	21%
… as a percentage of net revenues	24%	21%

Selling, general and administrative expenses increased by 21% from the prior year. This increase is primarily due to increased employee compensation costs including incentive compensation.

The above factors resulted in an operating income of $1,920,000 for the three months ended August 31, 2023, 63% more than the $1,178,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten-year term. Options not exercised at the end of the term expire.

A summary of changes in the stock options outstanding during the three-month period ended August 31, 2023 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2023:	333,000	$ 12.70
Options granted:	-	-
Less: Options exercised:	1,500	$ 10.53
Less: Options expired:	750	-
Options outstanding and exercisable at August 31, 2023:	330,750	$ 12.72
Closing value per share on NASDAQ at August 31, 2023:		$ 22.48

Capital Resources and Long-Term Debt

The Company's primary liquidity is dependent upon its working capital needs. These are primarily short-term investments, inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued expenses and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the three months ended August 31, 2023 were $428,000 compared to $833,000 in the same period of the prior year. As of August 31, 2023, the Company has commitments for capital expenditures totaling $30,000 during the next twelve months. The Board of Directors is evaluating additional capital expenditure to expand capacity.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Inventory and Maintenance Inventory

	August 31, 2023		May 31, 2023		Increase /(Decrease)
Raw materials	$ 854,000		$ 674,000		$ 180,000	27%
Work-in-process	5,750,000		5,005,000		745,000	15%
Finished goods	226,000		262,000		(36,000)	-14%
Inventory	6,830,000	87%	5,941,000	86%	889,000	15%
Maintenance and other inventory	1,033,000	13%	1,003,000	14%	30,000	3%
Total	$ 7,863,000	100%	$ 6,944,000	100%	$ 919,000	13%

Inventory turnover	3.0		3.5

NOTE: Inventory turnover is annualized for the three-month period ended August 31, 2023.

Inventory, at $6,830,000 as of August 31, 2023, is $889,000 more than the prior year-end level of $5,941,000. Approximately 84% of the current inventory is work in process, 3% is finished goods, and 13% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $144,000 and zero for the three-month periods ended August 31, 2023 and 2022.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	August 31, 2023	May 31, 2023	Increase /(Decrease)
Accounts receivable	$ 5,404,000	$ 5,554,000	$ (150,000)	-3%
CIEB	3,389,000	4,124,000	(735,000)	-18%
Less: BIEC	4,813,000	1,992,000	2,821,000	142%
Net	$ 3,980,000	$ 7,686,000	$ (3,706,000)	-48%

Number of an average day’s sales outstanding in accounts receivable	49	47

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $5,404,000 as of August 31, 2023 includes $29,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2023 of $5,554,000 included an Allowance of $29,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 47 days at May 31, 2023 to 49 at August 31, 2023. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The Company expects to collect the net accounts receivable balance during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $3,389,000 balance in this account at August 31, 2023 is 18% less than the prior year-end balance. This decrease is the result of normal flow of the Projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 63% of the CIEB balance as of the end of the last fiscal quarter, May 31, 2023, was billed to those customers in the current fiscal quarter ended August 31, 2023. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	August 31, 2023	May 31, 2023
Costs	$ 4,605,000	$ 3,006,000
Estimated Earnings	2,345,000	2,648,000
Less: Billings to customers	3,561,000	1,530,000
CIEB	$ 3,389,000	$ 4,124,000
Number of Projects in progress	8	12

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $4,813,000 balance in this account at August 31, 2023 is up 142% from the $1,992,000 balance at the end of the prior year. The balance in this account fluctuates in the same manner and for the same reasons as the CIEB, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	August 31, 2023	May 31, 2023
Billings to customers	$ 7,260,000	$ 6,538,000
Less: Costs	1,183,000	2,343,000
Less: Estimated Earnings	1,264,000	2,203,000
BIEC	$ 4,813,000	$ 1,992,000
Number of Projects in progress	7	10

Summary of factors affecting the balances in CIEB and BIEC:

	August 31, 2023	May 31, 2023
Number of Projects in progress	15	22
Aggregate percent complete	43%	33%
Average total sales value of Projects in progress	$1,549,000	$1,285,000
Percentage of total value invoiced to customer	47%	29%

The Company's backlog of sales orders at August 31, 2023 is $28.3 million, down from $32.5 million at the end of the prior year. $13.8 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,051,000 as of August 31, 2023, is 39% less than the prior year-end. Accrued expenses decreased 40% from the prior year-end, to $2,463,000. The Company expects the current accrued amounts to be paid or applied during the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2023 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

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

On August 8, 2023, the Court entered into a Second Amended Scheduling Order. Among the directives in the Second Amended Scheduling Order is a requirement that: (a) recently-added third-party defendants (including the Company) respond to discovery demands by November 30, 2023 and complete document productions by January 11, 2024; (b) all parties complete fact depositions and fact discovery by June 17, 2024; and (c) all parties complete expert discovery by November 28, 2024.

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

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended August 31, 2023 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended August 31, 2023

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2023 -
		June 30, 2023	-	-	-	-
July 1, 2023 -
		July 31, 2023	-	-	-	-
August 1, 2023 -
		August 31, 2023	-	-	-	-
		Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary (the Company) as of August 31, 2023, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three months ended August 31, 2023 and 2022, and the related notes (collectively referred to as the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of May 31, 2023, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 15, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

September 29, 2023

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	September 29, 2023	/s/Timothy J. Sopko
Timothy J. Sopko Chief Executive Officer (Principal Executive Officer)

Date:	September 29, 2023	/s/Paul Heary
Paul Heary Chief Financial Officer