Form 10-Q
period 2023-11-30
TAYLOR DEVICES INC
filed 2024-01-10
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended November 30, 2023

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

Yes ☐ No ☒

As of January 10, 2024, there were outstanding, assuming completion of the repurchase of 459,015 shares by the Company, 3,062,574 shares of the registrant’s common stock, par value $0.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30,	May 31,
	2023	2023

Assets
Current assets:
Cash and cash equivalents	$3,161,073	$3,575,219
Short-term investments	31,749,306	24,514,757
Accounts and other receivables, net	4,072,100	5,553,504
Inventory	6,856,688	5,941,304
Costs and estimated earnings in excess of billings	1,722,509	4,124,182
Other current assets	396,947	668,554
Total current assets	47,958,623	44,377,520

Maintenance and other inventory, net	1,312,024	1,003,140
Property and equipment, net	11,355,629	11,721,784
Other assets	239,956	210,120
Deferred income taxes	568,615	568,615
	$61,434,847	$57,881,179
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,167,935	$1,717,657
Accrued expenses	3,032,571	4,078,322
Billings in excess of costs and estimated earnings	3,006,016	1,992,470
Total current liabilities	7,206,522	7,788,449

Stockholders' Equity:
Common stock and additional paid-in capital	11,371,399	11,049,216
Retained earnings	45,957,467	42,128,256
	57,328,866	53,177,472
Treasury stock - at cost	(3,100,541)	(3,084,742)
Total stockholders’ equity	54,228,325	50,092,730
	$61,434,847	$57,881,179

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2023	2022	2023	2022

Sales, net	$10,339,875	$10,497,366	$20,263,503	$19,588,065

Cost of goods sold	5,529,208	6,129,268	11,068,260	11,728,210

Gross profit	4,810,667	4,368,098	9,195,243	7,859,855

Research and development costs	84,081	315,301	213,155	690,647
Selling, general and administrative expenses	2,672,926	2,296,334	5,008,883	4,234,372

Operating income	2,053,660	1,756,463	3,973,205	2,934,836

Other income, net	398,688	153,045	760,006	193,043

Income before provision for income taxes	2,452,348	1,909,508	4,733,211	3,127,879

Provision for income taxes	471,000	350,000	904,000	566,000

Net income	$1,981,348	$1,559,508	$3,829,211	$2,561,879

Basic and diluted earnings per common share	$0.56	$0.45	$1.09	$0.73

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2023	2022	2023	2022

Common Stock
Beginning of period	$102,168	$101,451	$102,127	$101,342
Issuance of shares for employee stock purchase plan	3	6	6	15
Issuance of shares for employee stock option plan	-	-	38	100
End of period	102,171	101,457	102,171	101,457
Paid-in Capital
Beginning of period	10,965,730	10,263,098	10,947,089	10,227,916
Issuance of shares for employee stock purchase plan	2,190	2,592	5,070	5,654
Issuance of shares for employee stock option plan	-	-	15,761	32,120
Stock options issued for services	301,308	128,437	301,308	128,437
End of period	11,269,228	10,394,127	11,269,228	10,394,127
Retained Earnings
Beginning of period	43,976,119	36,843,269	42,128,256	35,840,898
Net income	1,981,348	1,559,508	3,829,211	2,561,879
End of period	45,957,467	38,402,777	45,957,467	38,402,777
Treasury Stock
Beginning of period	(3,100,541)	(2,915,002)	(3,084,742)	(2,915,002)
Issuance of shares for employee stock option plan	-	-	(15,799)	-
End of period	(3,100,541)	(2,915,002)	(3,100,541)	(2,915,002)
Total stockholders' equity	$54,228,325	$45,983,359	$54,228,325	$45,983,359

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	November 30,
For the six months ended	2023	2022

Operating activities:
Net income	$3,829,211	$2,561,879
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	910,956	635,580
Stock options issued for services	301,308	128,437
Changes in other assets and liabilities:
Accounts and other receivables, net	1,481,404	(1,474,045)
Inventory	(1,224,268)	393,916
Costs and estimated earnings in excess of billings	2,401,673	(1,958,902)
Other current assets	271,607	(186,070)
Accounts payable	(549,722)	110,351
Accrued expenses	(1,045,751)	(326,699)
Billings in excess of costs and estimated earnings	1,013,546	(32,879)
Other assets	(27,343)	-
Net operating activities	7,362,621	(148,432)

Investing activities:
Acquisition of property and equipment	(544,801)	(1,390,831)
Purchase of short-term investments	(7,234,549)	-
Other investing activities	(2,493)	(2,520)
Net investing activities	(7,781,843)	(1,393,351)

Financing activities:
Proceeds from issuance of common stock, net	20,875	37,889
Acquisition of treasury stock	(15,799)	-
Net financing activities	5,076	37,889
Net change in cash and cash equivalents	(414,146)	(1,503,894)

Cash and cash equivalents - beginning	3,575,219	22,517,038

Cash and cash equivalents - ending	$3,161,073	$21,013,144

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2023 and May 31, 2023, the results of operations for the three and six months ended November 30, 2023 and 2022, and cash flows for the six months ended November 30, 2023 and 2022. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2023.

2.The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.For the six-month periods ended November 30, 2023 and 2022, the net income was divided by 3,521,099 and 3,500,172 respectively, which is net of the Treasury shares, to calculate the net income per share.  For the three-month periods ended November 30, 2023 and 2022, net income was divided by 3,521,428 and 3,499,598 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.The results of operations for the three and six-month periods ended November 30, 2023 are not necessarily indicative of the results to be expected for the full year.

6.Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

7.Short-term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at November 30, 2023 and May 31, 2023 include “available for sale” money market funds, US treasury securities and corporate bonds stated at fair value, which approximates cost. The short-term investments (24) mature on various dates during the period December 2023 to December 2026. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

The short-term investments are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

8.Inventory:

	November 30, 2023	May 31, 2023
Raw materials	$827,530	$673,453
Work-in-process	5,737,617	5,005,416
Finished goods	355,541	330,435
	6,920,688	6,009,304
Less allowance for obsolescence	64,000	68,000
	$6,856,688	$5,941,304

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the six months ended November 30, 2023, 57% of revenue was recorded for contracts in which revenue was recognized over time while 43% was recognized at a point in time. In the six months ended November 30, 2022, 61% of revenue was recorded for contracts in which revenue was recognized over time while 39% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of November 30, 2023 and May 31, 2023, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

10.The November 30, 2022 statements of income have been reclassified to conform with the presentation adopted for November 30, 2023.

11.Accrued Expenses:

	November 30, 2023	May 31, 2023
Customer deposits	$363,568	$367,902
Personnel costs	2,080,341	3,023,501
Other	588,662	686,919
	$3,032,571	$4,078,322

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

Results of Operations

A summary of the period-to-period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2023 and 2022
Increase /
(Decrease)
Sales, net	$675,000
Cost of goods sold	$(660,000)
Research and development costs	$(478,000)
Selling, general and administrative expenses	$775,000
Other income (expense)	$567,000
Income before provision for income taxes	$1,605,000
Provision for income taxes	$338,000
Net income	$1,267,000

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

For the six months ended November 30, 2023 (All figures discussed are for the six months ended November 30, 2023 as compared to the six months ended November 30, 2022).

	Six months ended November 30		Change
	2023	2022	Amount	Percent
Net Revenue	$ 20,263,000	$ 19,588,000	$ 675,000	3%
Cost of sales	11,068,000	11,728,000	(660,000)	-6%
Gross profit	$ 9,195,000	$ 7,860,000	$ 1,335,000	17%
… as a percentage of net revenues	45%	40%

The Company's consolidated results of operations showed a 3% increase in net revenues and an increase in net income of 49%. Revenues recorded in the current period for long-term projects (“Project(s)”) were 1% less than the level recorded in the prior year. The Company had 29 Projects in process during the current period as compared to 35 during the same period last year. Revenues recorded in the current period for other-than long-term projects (non-projects) were 14% more than the level recorded in the prior year. Total sales within the U.S. increased 13% from the same period last year. Total sales to Asia decreased 37% from the same period of the prior year. Sales increases were recorded over the same period last year to customers in aerospace / defense (77%) with decreases to customers involved in construction of buildings and bridges (-36%) and to industrial customers (-30%). The increase in aerospace / defense sales is due, in part, to a combination of providing production hardware on several legacy programs and new development programs.

The gross profit as a percentage of net revenue of 45% in the current period is five percentage points greater than the same period of the prior year (40%). Management continues to work with suppliers to obtain more visibility of conditions affecting their respective markets. These actions combined with benefits from the Company’s continuous improvement initiatives and increased volume have helped to improve the gross margin as a percentage of revenue over the prior year.

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Six months ended November 30
	2023	2022
Industrial	8%	11%
Structural	33%	54%
Aerospace / Defense	59%	35%

At November 30, 2022, the Company had 139 open sales orders in our backlog with a total sales value of $18.1 million. At November 30, 2023, the Company has 141 open sales orders in our backlog, and the total sales value is $35.5 million. The Company expects to recognize revenue for the majority of the backlog during the 2024 and 2025 fiscal years.

The Company's backlog, revenues, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the six-month periods ended November 30, 2023 and November 30, 2022, is as follows:

	Six months ended November 30
	2023	2022
USA	87%	80%
Asia	8%	13%
Other	5%	7%

Research and Development Costs

	Six months ended November 30		Change
	2023	2022	Amount	Percent
R & D	$ 213,000	$ 691,000	$ (478,000)	-69%
… as a percentage of net revenues	1.1%	3.5%

Research and development costs declined 69% from the prior year due to the completion of the Taylor Damped Moment Frame project.

Selling, General and Administrative Expenses

	Six months ended November 30		Change
	2023	2022	Amount	Percent
S G & A	$ 5,009,000	$ 4,234,000	$ 775,000	18%
… as a percentage of net revenues	25%	22%

Selling, general and administrative expenses increased by 18% from the prior year. This increase is primarily due to increased employee compensation costs including incentive compensation.

The above factors resulted in an operating income of $3,973,000 for the six months ended November 30, 2023, 35% more than the $2,935,000 in the same period of the prior year.

Summary comparison of the three months ended November 30, 2023 and 2022
Increase /
(Decrease)
Sales, net	$(157,000)
Cost of goods sold	$(600,000)
Research and development costs	$(231,000)
Selling, general and administrative expenses	$377,000
Other income (expense)	$246,000
Income before provision for income taxes	$543,000
Provision for income taxes	$121,000
Net income	$422,000

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

For the three months ended November 30, 2023 (All figures discussed are for the three months ended November 30, 2023 as compared to the three months ended November 30, 2022).

	Three months ended November 30		Change
	2023	2022	Amount	Percent
Net Revenue	$10,340,000	$10,497,000	$(157,000)	-1%
Cost of sales	5,529,000	6,129,000	(600,000)	-10%
Gross profit	$4,811,000	$4,368,000	$443,000	10%
… as a percentage of net revenues	47%	42%

The Company's consolidated results of operations showed a 1% decrease in net revenues and $0.4 million increase in net income.  Revenues recorded in the current period for Projects were 5% less than the level recorded in the prior year.  The Company had 16 Projects in process during the current period as compared to 28 during the same period last year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 4% more than the level recorded in the prior year. Total sales within the U.S. increased 17% from the same period last year.  Total sales to Asia decreased 75% from the same period of the prior year.  Sales increases were recorded over the same period last year to customers in aerospace / defense (79%) with decreases to customers involved in construction of buildings and bridges (-41%) and to industrial customers (-40%).  The circumstances affecting the fluctuations in revenue levels are as identified in the year-to-date comparisons, above.

The gross profit as a percentage of net revenue of 47% in the current period is five percentage points higher than the same period of the prior year (42%).  The Company has been able to increase sales prices to recover more of the increased costs for materials and labor that were incurred over the past year.  Management continues to work with suppliers to obtain more visibility of conditions affecting their respective markets. These actions combined with benefits from the Company’s continuous improvement initiatives and increased volume have helped to improve the gross margin as a percentage of revenue over the prior year.

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense.  A breakdown of sales to the three general groups of customers is as follows:

	Three months ended November 30
	2023	2022
Industrial	9%	15%
Structural	31%	52%
Aerospace / Defense	60%	33%

Net revenue by geographic region, as a percentage of total net revenue for the three-month periods ended November 30, 2023 and November 30, 2022, is as follows:

	Three months ended November 30
	2023	2022
USA	92%	77%
Asia	4%	17%
Other	4%	6%

Research and Development Costs

	Three months ended November 30		Change
	2023	2022	Amount	Percent
R & D	$ 84,000	$ 315,000	$ (231,000)	-73%
… as a percentage of net revenues	0.8%	3.0%

Research and development costs declined 73% from the prior year due to the completion of the Taylor Damped Moment Frame project.

Selling, General and Administrative Expenses

	Three months ended November 30		Change
	2023	2022	Amount	Percent
S G & A	$ 2,673,000	$ 2,296,000	$ 377,000	16%
… as a percentage of net revenues	26%	22%

Selling, general and administrative expenses increased 16% from the prior year.  This increase is primarily due to increased employee compensation costs including incentive compensation.

The above factors resulted in an operating income of $2,054,000 for the three months ended November 30, 2023, better than the $1,756,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten-year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC.  The Company recognized $301,000 and $128,000 of compensation cost for the six-month periods ended November 30, 2023 and 2022.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	November 2023	November 2022
Risk-free interest rate:	3.875%	1.625%
Expected life of the options:	4.2 years	4.1 years
Expected share price volatility:	36%	30%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$7.17	$3.06

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the six-month period ended November 30, 2023 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2023:	333,000	$ 12.70
Options granted:	42,000	$ 20.78
Less: Options exercised:	1,500	$ 10.53
Less: Options expired:	750	-
Options outstanding and exercisable at November 30, 2023:	372,750	$ 13.62
Closing value per share on NASDAQ at November 30, 2023:		$ 23.22

Capital Resources and Long-Term Debt

The Company's primary liquidity is dependent upon its working capital needs. These are primarily short-term investments, inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued expenses and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the six months ended November 30, 2023 were $545,000 compared to $1,391,000 in the same period of the prior year. As of November 30, 2023, the Company has commitments for capital expenditures totaling $225,000 during the next twelve months. The Board of Directors is evaluating additional capital expenditures to expand capacity.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Inventory and Maintenance Inventory

	November 30, 2023		May 31, 2023		Increase /(Decrease)
Raw materials	$ 827,000		$ 674,000		$ 153,000	23%
Work-in-process	5,738,000		5,005,000		733,000	15%
Finished goods	292,000		262,000		30,000	11%
Inventory	6,857,000	84%	5,941,000	86%	916,000	15%
Maintenance and other inventory	1,312,000	16%	1,003,000	14%	309,000	31%
Total	$ 8,169,000	100%	$ 6,944,000	100%	$ 1,225,000	18%

Inventory turnover	2.9		3.5

NOTE: Inventory turnover is annualized for the six-month period ended November 30, 2023.

Inventory, at $6,857,000 as of November 30, 2023, is $916,000 more than the prior year-end level of $5,941,000. Approximately 84% of the current inventory is work in process, 4% is finished goods, and 12% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $144,000 and zero for the six-month periods ended November 30, 2023 and 2022.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	November 30, 2023	May 31, 2023	Increase /(Decrease)
Accounts receivable	$ 4,072,000	$ 5,554,000	$ (1,482,000)	-27%
CIEB	1,723,000	4,124,000	(2,401,000)	-58%
Less: BIEC	3,006,000	1,992,000	1,014,000	51%
Net	$ 2,789,000	$ 7,686,000	$ (4,897,000)	-64%

Number of an average day’s sales outstanding in accounts receivable	35	47

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $4,072,000 as of November 30, 2023 includes $29,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2023 of $5,554,000 included an Allowance of $29,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) decreased from 47 days at May 31, 2023 to 35 at November 30, 2023. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The Company expects to collect the net accounts receivable balance during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $1,723,000 balance in this account at November 30, 2023 is 58% less than the prior year-end balance. This decrease is the result of normal flow of the Projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 61% of the CIEB balance as of the end of the last fiscal quarter, August 31, 2023, was billed to those customers in the current fiscal quarter ended November 30, 2023. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	November 30, 2023	May 31, 2023
Costs	$1,727,000	$3,006,000
Estimated Earnings	1,219,000	2,648,000
Less: Billings to customers	1,223,000	1,530,000
CIEB	$1,723,000	$4,124,000
Number of Projects in progress	8	12

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $3,006,000 balance in this account at November 30, 2023 is up 51% from the $1,992,000 balance at the end of the prior year. The balance in this account fluctuates in the same manner and for the same reasons as the CIEB, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	November 30, 2023	May 31, 2023
Billings to customers	$10,683,000	$6,538,000
Less: Costs	4,103,000	2,343,000
Less: Estimated Earnings	3,574,000	2,203,000
BIEC	$3,006,000	$1,992,000
Number of Projects in progress	8	10

Summary of factors affecting the balances in CIEB and BIEC:

	November 30, 2023	May 31, 2023
Number of Projects in progress	16	22
Aggregate percent complete	31%	33%
Average total sales value of Projects in progress	$1,990,000	$1,285,000
Percentage of total value invoiced to customer	37%	29%

The Company's backlog of sales orders at November 30, 2023 is $35.5 million, up from $32.5 million at the end of the prior year. $21.2 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,168,000 as of November 30, 2023, is 32% less than the prior year-end. Accrued expenses decreased 26% from the prior year-end, to $3,033,000. The Company expects the current accrued amounts to be paid or applied during the next twelve months.

Management believes the Company's cash flows from operations are sufficient to fund ongoing operations and capital improvements for the next twelve months.

Subsequent Event

On January 4, 2024, the Company entered into a Redemption Agreement to purchase 459,015 shares of the capital stock of the Company, representing approximately 13% of all of the issued and outstanding shares of capital stock of the Company from the Ira Sochet Trust and the Ira Sochet Roth IRA, non-affiliates of the Company.  The agreed purchase price was $19.92 per share, (87.6%) of the average price at which shares of the Company's stock trade on the Closing Date on January 8, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information called for by this item.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2023 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

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

On August 8, 2023, the Court entered into a Second Amended Scheduling Order. Among the directives in the Second Amended Scheduling Order is a requirement that: (a) recently-added third-party defendants (including the Company) complete document productions by January 11, 2024; (b) all parties complete fact depositions and fact discovery by June 17, 2024; and (c) all parties complete expert discovery by November 28, 2024.

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

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended November 30, 2023 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended November 30, 2023

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2023 -
		September 30, 2023	-	-	-	-
October 1, 2023 -
		October 31, 2023	-	-	-	-
November 1, 2023 -
		November 30, 2023	-	-	-	-
		Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported

None

	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

None

ITEM 6	Exhibits
	3(i)	Restated Certificate of Incorporation incorporated by reference to Exhibit (3)(i) of Annual Report on Form 10-K, dated August 24, 1983.
	3(ii)	Amendment to Certificate of Incorporation incorporated by reference to Exhibit (3)(iv) to Form 8 [Amendment to Application or Report], dated September 24, 1993.
3(iii)

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

	3(iv)	Certificate of Change incorporated by reference to Exhibit (3)(i) to Quarterly Report on Form 10-QSB for the period ending November 30, 2002.
	3(v)	By-laws – filed on January 6, 2023 with Form 10-Q for the period ending November 30, 2022, and incorporated herein by reference.
	31(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary (the Company) as of November 30, 2023, and the related condensed consolidated statements of income and stockholders’ equity for the three and six months ended November 30, 2023 and 2022, and cash flows for the six months ended November 30, 2023 and 2022, and the related notes (collectively referred to as the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

January 10, 2024

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	January 10, 2024	/s/Timothy J. Sopko
Timothy J. Sopko Chief Executive Officer (Principal Executive Officer)

Date:	January 10, 2024	/s/Paul Heary
Paul Heary Chief Financial Officer