Form 10-Q
period 2024-02-29
TAYLOR DEVICES INC
filed 2024-03-28
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended February 29, 2024

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

Yes ☐ No ☒

As of March 28, 2024, there were outstanding 3,093,964 shares of the registrant’s common stock, par value $0.025 per share.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	February 29,	May 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$3,056,450	$3,575,219
Short-term investments	21,567,890	24,514,757
Accounts and other receivables, net	4,886,625	5,553,504
Inventory	6,677,772	5,941,304
Costs and estimated earnings in excess of billings	4,534,019	4,124,182
Other current assets	464,745	668,554
Total current assets	41,187,501	44,377,520

Maintenance and other inventory, net	1,360,932	1,003,140
Property and equipment, net	11,135,688	11,721,784
Patents, net	298,148	-
Other assets	241,051	210,120
Deferred income taxes	568,615	568,615
	$54,791,935	$57,881,179
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$955,841	$1,717,657
Accrued expenses	4,039,991	4,078,322
Billings in excess of costs and estimated earnings	1,960,286	1,992,470
Total current liabilities	6,956,118	7,788,449

Stockholders' Equity:
Common stock and additional paid-in capital	11,794,037	11,049,216
Retained earnings	48,654,388	42,128,256
	60,448,425	53,177,472
Treasury stock - at cost	(12,612,608)	(3,084,742)
Total stockholders’ equity	47,835,817	50,092,730
	$54,791,935	$57,881,179

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

Sales, net	$12,254,093	$9,891,272	$32,517,596	$29,479,337

Cost of goods sold	6,501,227	5,629,523	17,569,487	17,357,733

Gross profit	5,752,866	4,261,749	14,948,109	12,121,604

Research and development costs	108,363	190,688	321,518	881,335
Selling, general and administrative expenses	2,651,289	2,266,115	7,660,172	6,500,487

Operating income	2,993,214	1,804,946	6,966,419	4,739,782

Other income, net	362,707	239,941	1,122,713	432,984

Income before provision for income taxes	3,355,921	2,044,887	8,089,132	5,172,766

Provision for income taxes	659,000	386,000	1,563,000	952,000

Net income	$2,696,921	$1,658,887	$6,526,132	$4,220,766

Basic and diluted earnings per common share	$0.82	$0.47	$1.91	$1.20

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	February 29, 2024	February 28, 2023	Febuary 29, 2024	February 28, 2023

Common Stock
Beginning of period	$102,171	$101,457	$102,127	$101,342
Issuance of shares for employee stock purchase plan	2	5	8	20
Issuance of shares for employee stock option plan	825	244	863	344
End of period	102,998	101,706	102,998	101,706
Paid-in Capital
Beginning of period	11,269,228	10,394,127	10,947,089	10,227,916
Issuance of shares for employee stock purchase plan	2,489	2,429	7,559	8,083
Issuance of shares for employee stock option plan	419,322	105,630	435,083	137,750
Stock options issued for services	-	-	301,308	128,437
End of period	11,691,039	10,502,186	11,691,039	10,502,186
Retained Earnings
Beginning of period	45,957,467	38,402,777	42,128,256	35,840,898
Net income	2,696,921	1,658,887	6,526,132	4,220,766
End of period	48,654,388	40,061,664	48,654,388	40,061,664
Treasury Stock
Beginning of period	(3,100,541)	(2,915,002)	(3,084,742)	(2,915,002)
Issuance of shares for employee stock option plan	(368,488)	(54,705)	(384,287)	(54,705)
Repurchase of shares	(9,143,579)	-	(9,143,579)	-
End of period	(12,612,608)	(2,969,707)	(12,612,608)	(2,969,707)
Total stockholders' equity	$47,835,817	$47,695,849	$47,835,817	$47,695,849

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)

For the nine months ended	February 29, 2024	February 28, 2023

Operating activities:
Net income	$6,526,132	$4,220,766
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,341,435	1,003,924
Amortization	1,852	-
Stock options issued for services	301,308	128,437
Changes in other assets and liabilities:
Accounts and other receivables, net	666,879	(4,096,679)
Inventory	(1,094,260)	414,140
Costs and estimated earnings in excess of billings	(409,837)	(437,513)
Other current assets	203,809	(113,378)
Accounts payable	(761,816)	40,323
Accrued expenses	(38,331)	(134,605)
Billings in excess of costs and estimated earnings	(32,184)	315,233
Other assets	(27,343)	-
Net operating activities	6,677,644	1,340,648

Investing activities:
Acquisition of property and equipment	(755,339)	(2,382,514)
Patent expenditures	(300,000)	-
Purchase of short-term investments	(7,553,133)	(18,179,193)
Proceeds from sale of short-term investments	10,500,000	-
Other investing activities	(3,588)	(3,624)
Net investing activities	1,887,940	(20,565,331)

Financing activities:
Proceeds from issuance of common stock, net	443,513	91,492
Acquisition of treasury stock	(9,527,866)	-
Net financing activities	(9,084,353)	91,492
Net change in cash and cash equivalents	(518,769)	(19,133,191)

Cash and cash equivalents - beginning	3,575,219	22,517,038

Cash and cash equivalents - ending	$3,056,450	$3,383,847

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 29, 2024 and May 31, 2023, the results of operations for the three and nine months ended February 29, 2024 and February 28, 2023, and cash flows for the nine months ended February 29, 2024 and February 28, 2023. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2023.

2.The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.For the nine-month periods ended February 29, 2024 and February 28, 2023, the net income was divided by 3,411,703 and 3,502,982 respectively, which is net of the Treasury shares, to calculate the net income per share.  For the three-month periods ended February 29, 2024 and February 28, 2023, net income was divided by 3,302,497 and 3,505,849 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.The results of operations for the three and nine-month periods ended February 29, 2024 are not necessarily indicative of the results to be expected for the full year.

6.Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

7.Short-term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at February 29, 2024 and May 31, 2023 include “available for sale” money market funds, US treasury securities and corporate bonds stated at fair value, which approximates cost. The short-term investments (24) mature on various dates during the period March 2024 to December 2026. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

The short-term investments are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

8.Inventory:

	February 29, 2024	May 31, 2023
Raw materials	$795,623	$673,453
Work-in-process	5,658,693	5,005,416
Finished goods	274,456	330,435
	6,728,772	6,009,304
Less allowance for obsolescence	51,000	68,000
	$6,677,772	$5,941,304

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the nine months ended February 29, 2024, 58% of revenue was recorded for contracts in which revenue was recognized over time while 42% was recognized at a point in time. In the nine months ended February 28, 2023, 62% of revenue was recorded for contracts in which revenue was recognized over time while 38% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of February 29, 2024 and May 31, 2023, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

10.The February 28, 2023 statements of income have been reclassified to conform with the presentation adopted for February 29, 2024.

11.Accrued Expenses:

	February 29, 2024	May 31, 2023
Customer deposits	$363,641	$367,902
Personnel costs	2,919,543	3,023,501
Other	756,807	686,919
	$4,039,991	$4,078,322

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

Results of Operations

A summary of the period-to-period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the nine months ended February 29, 2024 and February 28, 2023
Increase /
(Decrease)
Sales, net	$3,038,000
Cost of goods sold	$212,000
Research and development costs	$(560,000)
Selling, general and administrative expenses	$1,160,000
Other income, net	$690,000
Income before provision for income taxes	$2,916,000
Provision for income taxes	$611,000
Net income	$2,305,000

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

For the nine months ended February 29, 2024 (All figures discussed are for the nine months ended February 29, 2024 as compared to the nine months ended February 28, 2023).

	Nine months ended		Change
	February 29, 2024	February 28, 2023	Amount	Percent
Net Revenue	$32,518,000	$29,480,000	$3,038,000	10%
Cost of sales	17,570,000	17,358,000	212,000	1%
Gross profit	$14,948,000	$12,122,000	$2,826,000	23%
… as a percentage of net revenues	46%	41%

The Company's consolidated results of operations showed a 10% increase in net revenues and an increase in net income of 55%. Revenues recorded in the current period for long-term projects (“Project(s)”) were 5% more than the level recorded in the prior year. The Company had 34 Projects in process during the current period as compared to 45 during the same period last year. Revenues recorded in the current period for other-than long-term projects (non-projects) were 19% more than the level recorded in the prior year. Total sales within the U.S. increased 21% from the same period last year. Total sales to Asia decreased 53% from the same period of the prior year. Sales increases were recorded over the same period last year to customers in aerospace / defense (88%) with decreases to customers involved in construction of buildings and bridges (-35%) and to industrial customers (-18%). The increase in aerospace / defense sales is due, in part, to a combination of providing production hardware on several legacy programs and new development programs.

The gross profit as a percentage of net revenue of 46% in the current period is five percentage points greater than the same period of the prior year (41%). Management continues to work with suppliers to obtain more visibility of conditions affecting their respective markets. These actions combined with benefits from the Company’s continuous improvement initiatives and increased volume have helped to improve the gross margin as a percentage of revenue over the prior year.

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Nine months ended
	February 29, 2024	February 28, 2023
Industrial	8%	10%
Structural	31%	54%
Aerospace / Defense	61%	36%

At February 28, 2023, the Company had 125 open sales orders in our backlog with a total sales value of $27.8 million. At February 29, 2024, the Company has 131 open sales orders in our backlog, and the total sales value is $30.2 million. The Company expects to recognize revenue for the majority of the backlog during the 2024 and 2025 fiscal years.

The Company's backlog, revenues, gross profits, and net income fluctuate from period to period. The changes in the current period, compared to the prior period, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the nine-month periods ended February 29, 2024 and February 28, 2023, is as follows:

	Nine months ended
	February 29, 2024	February 28, 2023
USA	90%	81%
Asia	5%	12%
Other	5%	7%

Research and Development Costs

	Nine months ended		Change
	February 29, 2024	February 28, 2023	Amount	Percent
R & D	$ 321,000	$ 881,000	$ (560,000)	-64%
… as a percentage of net revenues	1.0%	3.0%

Research and development costs declined 64% from the prior year due to the completion of the Taylor Damped Moment Frame™ project.

Selling, General and Administrative Expenses

	Nine months ended		Change
	February 29, 2024	February 28, 2023	Amount	Percent
S G & A	$ 7,660,000	$ 6,500,000	$1,160,000	18%
… as a percentage of net revenues	24%	22%

Selling, general and administrative expenses increased by 18% from the prior year. This change is primarily due to increased employee compensation costs including incentive compensation.

The above factors resulted in an operating income of $6,966,000 for the nine months ended February 29, 2024, 47% more than the $4,740,000 in the same period of the prior year.

Summary comparison of the three months ended February 29, 2024 and February 28, 2023
Increase /
(Decrease)
Sales, net	$2,363,000
Cost of goods sold	$872,000
Research and development costs	$(82,000)
Selling, general and administrative expenses	$385,000
Other income, net	$123,000
Income before provision for income taxes	$1,311,000
Provision for income taxes	$273,000
Net income	$1,038,000

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

For the three months ended February 29, 2024 (All figures discussed are for the three months ended February 29, 2024 as compared to the three months ended February 28, 2023).

	Three months ended		Change
	February 29, 2024	February 28, 2023	Amount	Percent
Net Revenue	$12,254,000	$9,891,000	$2,363,000	24%
Cost of sales	6,501,000	5,629,000	872,000	15%
Gross profit	$5,753,000	$4,262,000	$1,491,000	35%
… as a percentage of net revenues	47%	43%

The Company's consolidated results of operations showed a 24% increase in net revenues and $1.0 million increase in net income.  Revenues recorded in the current period for Projects were 20% more than the level recorded in the prior year.  The Company had 16 Projects in process during the current period as compared to 29 during the same period last year.  Revenues recorded in the current period for other-than long-term construction projects (non-projects) were 30% more than the level recorded in the prior year. Total sales within the U.S. increased 36% from the same period last year.  Total sales to Asia decreased 99% from the same period of the prior year.  Sales increases were recorded over the same period last year to customers in aerospace / defense (108%) and industrial customers (13%) with a decrease to customers involved in construction of buildings and bridges (-33%).  The circumstances affecting the fluctuations in revenue levels are as identified in the year-to-date comparisons, above.

The gross profit as a percentage of net revenue of 47% in the current period is four percentage points higher than the same period of the prior year (43%).  The Company has been able to increase sales prices to recover more of the increased costs for materials and labor that were incurred over the past year.  Management continues to work with suppliers to obtain more visibility of conditions affecting their respective markets. These actions combined with benefits from the Company’s continuous improvement initiatives and increased volume have helped to improve the gross margin as a percentage of revenue over the prior year.

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense.  A breakdown of sales to the three general groups of customers is as follows:

	Three months ended
	February 29, 2024	February 28, 2023
Industrial	8%	8%
Structural	29%	54%
Aerospace / Defense	63%	38%

Net revenue by geographic region, as a percentage of total net revenue for the three-month periods ended February 29, 2024 and February 28, 2023, is as follows:

	Three months ended
	February 29, 2024	February 28, 2023
USA	94%	85%
Asia	0%	9%
Other	6%	6%

Research and Development Costs

	Three months ended		Change
	February 29, 2024	February 28, 2023	Amount	Percent
R & D	$ 108,000	$ 190,000	$ (82,000)	-43%
… as a percentage of net revenues	0.9%	1.9%

Research and development costs declined 43% from the prior year due to the completion of the Taylor Damped Moment Frame™ project.

Selling, General and Administrative Expenses

	Three months ended		Change
	February 29, 2024	February 28, 2023	Amount	Percent
S G & A	$ 2,651,000	$ 2,266,000	$ 385,000	17%
… as a percentage of net revenues	22%	23%

Selling, general and administrative expenses increased 17% from the prior year.  This change is primarily due to increased employee compensation costs including incentive compensation.

The above factors resulted in an operating income of $2,993,000 for the three months ended February 29, 2024, better than the $1,805,000 in the same period of the prior year.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees and non-employee directors. Options granted under the plan are exercisable over a ten-year term. Options not exercised at the end of the term expire.

The Company expenses stock options using the fair value recognition provisions of the FASB ASC.  The Company recognized $301,000 and $128,000 of compensation cost for the nine-month periods ended February 29, 2024 and February 28, 2023.

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

The following assumptions were used in the Black-Scholes model to estimate the fair market value of the Company's stock option grants:

	February 2024	February 2023
Risk-free interest rate:	3.875%	1.625%
Expected life of the options:	4.2 years	4.1 years
Expected share price volatility:	36%	30%
Expected dividends:	zero	zero

These assumptions resulted in estimated fair-market value per stock option:	$7.17	$3.06

The ultimate value of the options will depend on the future price of the Company's common stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock options outstanding during the nine-month period ended February 29, 2024 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise Price
Options outstanding and exercisable at May 31, 2023:	333,000	$12.70
Options granted:	42,000	$20.78
Less: Options exercised:	34,500	$12.79
Less: Options expired:	750	-
Options outstanding and exercisable at February 29, 2024:	339,750	$13.70
Closing value per share on NASDAQ at February 29, 2024:		$35.98

Capital Resources and Long-Term Debt

The Company's primary liquidity is dependent upon its working capital needs. These are primarily short-term investments, inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued expenses and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been operations.

Capital expenditures for the nine months ended February 29, 2024 were $755,000 compared to $2,383,000 in the same period of the prior year. In addition, the Company acquired Pumpkin™ Mounts intellectual property during the quarter for $300,000. As of February 29, 2024, the Company has commitments for capital expenditures totaling $337,000 during the next twelve months. The Board of Directors is evaluating additional capital expenditures to expand capacity.

The Company believes it is carrying adequate insurance coverage on its facilities and their contents.

Inventory and Maintenance Inventory

	February 29, 2024		May 31, 2023		Increase /(Decrease)
Raw materials	$796,000		$674,000		$122,000	18%
Work-in-process	5,659,000		5,005,000		654,000	13%
Finished goods	223,000		262,000		(39,000)	-15%
Inventory	6,678,000	83%	5,941,000	86%	737,000	12%
Maintenance and other inventory	1,361,000	17%	1,003,000	14%	358,000	36%
Total	$8,039,000	100%	$6,944,000	100%	$1,095,000	16%

Inventory turnover	3.1		3.5

NOTE: Inventory turnover is annualized for the nine-month period ended February 29, 2024.

Inventory, at $6,678,000 as of February 29, 2024, is $737,000 more than the prior year-end level of $5,941,000. Approximately 85% of the current inventory is work in process, 3% is finished goods, and 12% is raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $369,000 and $68,000 for the nine-month periods ended February 29, 2024 and February 28, 2023.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	February 29, 2024	May 31, 2023	Increase /(Decrease)
Accounts receivable	$4,887,000	$5,554,000	$(667,000)	-12%
CIEB	4,534,000	4,124,000	410,000	10%
Less: BIEC	1,960,000	1,992,000	(32,000)	-2%
Net	$7,461,000	$7,686,000	$(225,000)	-3%

Number of an average day’s sales outstanding in accounts receivable	36	47

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $4,887,000 as of February 29, 2024 includes $29,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2023 of $5,554,000 included an Allowance of $29,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) decreased from 47 days at May 31, 2023 to 36 at February 29, 2024. The DSO is a function of 1.) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and 2.) the level of accounts receivable at the balance sheet date. The Company expects to collect the net accounts receivable balance during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $4,534,000 balance in this account at February 29, 2024 is 10% more than the prior year-end balance. This increase is the result of normal flow of the Projects through production with billings to the customers as permitted in the related contracts. The Company expects to bill the entire amount during the next twelve months. 13% of the CIEB balance as of the end of the last fiscal quarter, November 30, 2023, was billed to those customers in the current fiscal quarter ended February 29, 2024. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	February 29, 2024	May 31, 2023
Costs	$6,635,000	$3,006,000
Estimated Earnings	6,774,000	2,648,000
Less: Billings to customers	8,875,000	1,530,000
CIEB	$4,534,000	$4,124,000
Number of Projects in progress	7	12

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $1,960,000 balance in this account at February 29, 2024 is down 2% from the $1,992,000 balance at the end of the prior year. The balance in this account fluctuates in the same manner and for the same reasons as the CIEB, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	February 29, 2024	May 31, 2023
Billings to customers	$3,182,000	$6,538,000
Less: Costs	789,000	2,343,000
Less: Estimated Earnings	433,000	2,203,000
BIEC	$1,960,000	$1,992,000
Number of Projects in progress	9	10

Summary of factors affecting the balances in CIEB and BIEC:

	February 29, 2024	May 31, 2023
Number of Projects in progress	16	22
Aggregate percent complete	43%	33%
Average total sales value of Projects in progress	$1,924,000	$1,285,000
Percentage of total value invoiced to customer	39%	29%

The Company's backlog of sales orders at February 29, 2024 is $30.2 million, down from $32.5 million at the end of the prior year. $16.1 million of the current backlog is on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $956,000 as of February 29, 2024, is 44% less than the prior year-end. Accrued expenses decreased 1% from the prior year-end, to $4,040,000. The Company expects the current accrued amounts to be paid or applied during the next twelve months.

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

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of February 29, 2024 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended February 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

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

On August 8, 2023, the Court entered into a Second Amended Scheduling Order. Among the directives in the Second Amended Scheduling Order is a requirement that: (a) all parties complete fact depositions and fact discovery by June 17, 2024; and (b) all parties complete expert discovery by November 28, 2024.

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

The Owner has not itemized the damages it seeks to recover from the Sponsor, but the Amended Complaint contains an ad damnum clause demanding $125 million plus punitive damages. The Sponsor has not itemized the damages it seeks to recover from LendLease or the other third-party defendants, but the claim for relief in the Third-Party Complaint includes a demand for full indemnification of any amounts the Sponsor is required to pay plaintiff. In turn, LendLease does not itemize the damages it seeks to recover from the several Third-Party defendants (including the Company), but its demand for relief in the Third-Party Complaint includes a demand for full indemnification of any amounts LendLease is required to pay to the Sponsor. The Company anticipates that the pending actions would provide opportunities for the Sponsor, LendLease and the Company to allocate some or all of any liability to one or more co-defendants or third parties. In view of the limited discovery to date, it is not practical to quantify likely damages to the Company in the event of an unfavorable outcome on liability.

ITEM 1A	Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	The Company sold no equity securities during the fiscal quarter ended February 29, 2024 that were not registered under the Securities Act.
	(b)	Use of proceeds following effectiveness of initial registration statement:
Not Applicable
	(c)	Repurchases of Equity Securities – Quarter Ended February 29, 2024

		Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2023 -
		December 31, 2023	-	-	-	-
January 1, 2024 -
		January 31, 2024	459,015	$19.92	-	-
February 1, 2024 -
		February 29, 2024	-	-	-	-
		Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

	(a)	Information required to be disclosed in a Report on Form 8-K, but not reported

None

	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors

None

(c)

During the Registrant’s last fiscal quarter, to the Registrant’s knowledge, no director or officer adopted or terminated:

(i) Any contract, instruction or written plan for the purchase or sale of securities of the Registrant intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”); or

(ii) Any ‘‘non-Rule 10b5–1 trading arrangement’’ as defined in paragraph (c) of Item 408 of Regulation S-K under the Exchange Act.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Taylor Devices, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Taylor Devices, Inc. and Subsidiary (the Company) as of February 29, 2024, and the related condensed consolidated statements of income and stockholders’ equity for the three and nine months ended February 29, 2024 and February 28, 2023, and cash flows for the nine months ended February 29, 2024 and February 28, 2023, and the related notes (collectively referred to as the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

March 28, 2024

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	March 28, 2024	/s/Timothy J. Sopko
Timothy J. Sopko Chief Executive Officer (Principal Executive Officer)

Date:	March 28, 2024	/s/Paul Heary
Paul Heary Chief Financial Officer