Form 10-K
period 2024-05-31
TAYLOR DEVICES INC
filed 2024-08-15
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-3498

TAYLOR DEVICES INC

(Exact name of registrant as specified in its charter)

New York	16-0797789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Taylor Drive, North Tonawanda, New York	14120
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (716) 694-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.025 par value per share Preferred Stock Purchase Rights	TAYD N/A	NASDAQ Stock Market LLC NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, on November 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, is $81,769,000.

The number of shares outstanding of each of the registrant's classes of common stock as of August 15, 2024 is 3,118,627.

TAYLOR DEVICES, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Portions of definitive Proxy Statement for Registrant’s 2024 Annual Meeting of Shareholders	Part III, Items 10-14

FORM 10-K INDEX

PART I

Item 1.  Business.

Taylor Devices, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) was incorporated in the State of New York on July 22, 1955 and is engaged in the design, development, manufacture and marketing of shock absorption, rate control, and energy storage devices for use in various types of machinery, equipment and structures.  In addition to manufacturing and selling existing product lines, the Company continues to develop new and advanced technology products.

Principal Products

The Company manufactures and sells a group of very similar products that have many different applications for customers.  These similar products are included in one of nine categories, namely, Seismic Dampers, Fluidicshoks®, Crane and Industrial Buffers, Self-Adjusting Shock Absorbers, Liquid Die Springs, Vibration Dampers, Machined Springs, Custom Shock and Vibration Isolators, and Custom Actuators.  Custom derivations of all of these products are designed and manufactured for many aerospace and defense applications.  The following is a summary of the capabilities and applications for these products.

Seismic Dampers are designed to mitigate the effects of earthquakes on structures and represent a substantial portion of the Company’s sales.  Fluidicshoks® are small, extremely compact shock absorbers with up to 19,200 inch-pound capacities, produced in 12 standard sizes for primary use in the defense, aerospace and commercial industries.  Crane and Industrial Buffers are larger versions of the Fluidicshoks® with up to 10,890,000 inch-pound capacities, produced in more than 50 standard sizes for industrial applications on cranes and crane trolleys, truck docks, ladle and ingot cars, ore trolleys and train car stops.  Self-Adjusting Shock Absorbers, which include versions of Fluidicshoks® and crane and industrial buffers, automatically adjust to different impact conditions, and are designed for high cycle application primarily in heavy industry.  Liquid Die Springs are used as component parts of machinery and equipment used in the manufacture of tools and dies.  Vibration Dampers are used primarily by the aerospace and defense industries to control the response of electronics and optical systems subjected to air, ship, or spacecraft vibration.  Machined Springs are precisely controlled mechanical springs manufactured from a variety of materials.  These are used primarily for aerospace applications that require custom features that are not possible with conventional wound coil springs.  Custom Shock and Vibration Isolators are comprised of various configurations including liquid springs, fluid dampers, elastomeric springs and Pumpkin™ Mounts.  They are typically used for defense applications.  Custom Actuators are typically of the gas-charged type, using high pressure, that have custom features not available from other suppliers.  These actuators are used for special aerospace and defense applications.

Sales and Distribution

The Company uses a technical sales force consisting of Company employees for sales in the United States. The Company uses the services of several non-employee sales representatives for sales throughout the rest of the world. Specialized technical sales in custom marketing activities outside the U.S. are serviced by these sales representatives under the direction and with the assistance of the Company's President and in-house technical sales staff.  Sales representatives typically have non-exclusive agreements with the Company, which, in most instances, provide for payment of commissions on sales at 5% to 10% of the product's net aggregate selling price.  A limited number of foreign distributors also have non-exclusive agreements with the Company to purchase the Company's products for resale purposes.

Competition

The Company faces some competition for hydraulic energy absorbers on mature aerospace and defense programs. Other competition in these sectors include the use of competing technologies, not necessarily of similar design as Taylor Devices’ products. For the industrial products group, two foreign companies and two U.S. companies are the Company’s main competitors in the production of crane buffers and industrial shock absorbers.

The Company competes directly against two other firms supplying structural damping devices for use in the U.S. For structural applications outside of the U.S., the Company competes directly with several other firms, particularly in Japan and Taiwan. The Company competes with numerous other firms that supply alternative seismic protection technologies.

Raw Materials and Supplies

The principal raw materials and supplies used by the Company in the manufacture of its products are provided by numerous U.S. and foreign suppliers.  The loss of any one of these suppliers would not have a material adverse effect on the Company.

Dependence Upon Major Customers

Sales to four customers approximated 40% (21%, 7%, 7%, and 5%, respectively) of net sales for 2024.  The loss of any or all of these customers, unless the business is replaced by the Company, would have a material adverse effect on the Company.

Patents, Trademarks and Licenses

The Company holds ten patents expiring at different times until the year 2040.

Terms of Sale

The Company does not carry significant inventory for rapid delivery to customers, and goods are not normally sold with return rights such as are available for consignment sales.  The Company had no inventory out on consignment and there were no consignment sales for the years ended May 31, 2024 and 2023.  No extended payment terms are offered.  During the year ended May 31, 2024, delivery time after receipt of orders averaged 8 to 10 weeks for the Company's standard products.  Due to the volatility of structural and aerospace/defense programs, we usually require progress payments for larger projects where the Company supplies custom designed components.

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

Research and Development

To accommodate growth and to maintain its presence in current markets, the Company engages in product research and development activities in connection with the design of its products.  Occasionally, research and development for products in the aerospace and defense sectors is funded by customers or the federal government.  The Company also engages in research testing of its products.  For the fiscal years ended May 31, 2024 and 2023, the Company expended $388,000 and $1,097,000, respectively, on product research.  For the years ended May 31, 2024 and 2023, government-funded research and development totaled $818,000 and $581,000, respectively. For the years ended May 31, 2024 and 2023, customer-funded research and development totaled $477,000 and $285,000, respectively.

Government Regulation

Compliance with federal, state, and local laws and regulations regulating the discharge of materials into the environment has had no material effect on the Company, and the Company believes that it is in substantial compliance with these laws and regulations.

The Company is subject to the Occupational Safety and Health Act ("OSHA") and the rules and regulations promulgated thereunder, which establish strict standards for the protection of employees, and impose fines for violations of such standards. The Company believes that it is in substantial compliance with OSHA.

The Company is also subject to regulations relating to production of products for the federal government.  These regulations allow for frequent governmental audits of the Company's operations and extensive testing of Company products.  The Company believes that it is in substantial compliance with these regulations.

Employees

As of May 31, 2024, the Company had 128 total employees, consisting of 125 full-time employees and three part-time employees. The Company has good relations with its employees, and none of the Company’s employees are covered by a collective bargaining agreement.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

In connection with the operation of the Company’s business, we identify, assess and manage key risks that may affect the Company, including material risks from cybersecurity threats through our system security plan. Our system security plan is aligned with the 110 controls detailed in the NIST (SP) 800-171 and Department of Defense CMMC Level 2 guidelines for Cybersecurity . We have company-wide security policies, standards and controls that seek to incorporate best practices in security engineering, technology architecture and data protection. Our policies and controls include security measures designed to protect our systems against unauthorized access. We also maintain cybersecurity protection measures covering our information technology systems, including with respect to the protection of customer data, vendor data and employee information. We have also implemented specialized training and education programs to seek to guard against cybersecurity incidents, including company-wide communications and presentations, phishing simulations, focused training for specific roles and a general cybersecurity training program required for all employees.

We engage third parties to perform regular reviews of our security controls which includes 24x7x365 security incident and event management (SIEM) as well as vulnerability services and penetration testing. Our processes to identify, assess and manage material risks from cybersecurity threats include risks associated with our use of third-party service providers, including cloud-based platforms. We oversee and identify cybersecurity risks from our third-party service providers in a number of ways, including appropriate due diligence in connection with new third-party service provider onboarding, robust security terms and conditions in our third-party service provider contracts and ongoing risk-based monitoring to ensure compliance with our cybersecurity standards. We believe that these policies and controls provide us with an appropriate assessment of potential cybersecurity threats.

As of the date of this Annual Report on Form 10-K (this “Form 10-K”), we are not aware of any risks from any potential cybersecurity threat or from any previous cybersecurity incident that have materially affected or are likely to materially affect our business strategy, results of operations or financial condition. However, the preventative actions we have taken and continue to take to reduce the risk of cybersecurity threats and incidents may not successfully protect against these potential threats and incidents in the future.

Governance

The Company’s Board of Directors is responsible for overseeing management’s identification, assessment and management of key risks, including cybersecurity risks.

Our Director of Information Technology, Mitch Reszczenski, is primarily responsible for assessing and managing our cybersecurity risks. Mr. Reszczenski has over 28 years of extensive information technology experience in highly successful manufacturing, engineering and financial organizations. Mr. Reszczenski provides regular updates on cybersecurity risks and threats and key developments in Company policies, practices and related risk exposures to the Chief Executive Officer and Chief Financial Officer. Additionally, senior management provides an update to the Board of Directors on cybersecurity matters at least once a year, and more often as appropriate.  The Board of Directors annually reviews and approves the capital and operating budgets, ultimately reviewing and approving the amount spent by the Company on cybersecurity measures.

Mr. Reszczenski works with senior management to implement and oversee processes for the regular monitoring of our information systems. If a cybersecurity incident involving the Company were to occur, Mr. Reszczenski would engage senior management to initially determine the potential materiality of the incident, the potential need for public disclosure, the timing and extent of the Company’s response and whether any future vulnerabilities are expected. As part of this evaluation, senior management would also identify immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future cybersecurity incidents. After an initial evaluation by senior management, the relevant information regarding the cybersecurity incident and its materiality would be promptly reported to the Company’s Board of Directors for further review and evaluation, including as to whether public disclosure would be required or advisable.

Item 2.  Properties.

The Company's production facilities occupy approximately six acres on Tonawanda Island in North Tonawanda, New York and are comprised of four interconnected buildings and two adjacent buildings, each of which is owned by the Company.  The production facilities consist of a small parts plant (approximately 4,400 square feet), a large parts plant (approximately 13,500 square feet), and include a facility of approximately 7,000 square feet comprised of a test facility, storage area, pump area and the Company's general offices.  One adjacent building is a 27,000 square foot seismic assembly and test facility. This building contains overhead traveling cranes to allow dampers to be built up to 45 ft. in length. It is also the site of three long bed damper test machines where seismic dampers manufactured by the Company will be tested at maximum force to satisfy customer specifications.  Another adjacent building (approximately 2,000 square feet) is used as a training facility.  These facilities total more than 54,000 square feet.  Adjacent to these facilities, the Company has a remote test facility used for shock testing.  This state-of-the-art test facility is 1,200 square feet.  The Company owns two additional industrial buildings on nine acres of land in the City of North Tonawanda located 1.4 miles from the Company’s headquarters on Tonawanda Island.  Total area of the two buildings is 46,000 square feet.  One building includes a machine shop containing custom-built machinery for boring, deep-hole drilling and turning of parts.  Another is used for painting and packaging parts and completed units.

Item 3. Legal Proceedings.

Refer to Note 17, “Legal Proceedings,” to the Notes to Consolidated Financial Statements for additional information regarding the Company’s legal proceedings, which is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's Common Stock trades on the Nasdaq Stock Market under the symbol TAYD.

Holders

As of August 1, 2024, the number of record holders of the Company's Common Stock was 381.  A substantial number of shares of the Company's Common Stock are held in street name.  The Company believes that the total number of beneficial owners of its Common Stock is approximately 3,300.

Dividends

The Company does not pay a cash dividend and plans to retain cash in the foreseeable future to fund working capital needs.

Item 6.  [Reserved].

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  Information in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K that does not consist of historical facts are "forward-looking statements."  Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," "assume" and "optimistic" constitute forward-looking statements and, as such, are not a guarantee of future performance.  These statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others: fluctuations in general business cycles and changing economic conditions; variations in timing and amount of customer orders; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  Except as required by law, the Company disclaims any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in the Company's expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

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

Balances that are collected, for which a credit to a valuation allowance had previously been recorded, result in a current-period reversal of the earlier transaction charging earnings and crediting a valuation allowance.   Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable in the current period.  The actual amount of accounts written off over the five year period ended May 31, 2024 equaled 0.2% of sales for that period.  The balance of the valuation allowance is unchanged at $29,000 at both May 31, 2024 and May 31, 2023.  Management does not expect the valuation allowance to materially change in the next twelve months for the current accounts receivable balance.

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

This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances, and product obsolescence.  Therefore, management of the Company has recorded an allowance for potential inventory obsolescence.  Based on certain assumptions and judgments made from the information available at that time, we determine the amount in the inventory allowance.  If these estimates and related assumptions or the market changes, we may be required to record additional reserves.  Historically, actual results have not varied materially from the Company's estimates.  There was $791,000 and $322,000 of inventory disposed of during the years ended May 31, 2024 and 2023.  The provision for potential inventory obsolescence was $386,000 and $295,000 for the years ended May 31, 2024 and 2023.

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year), using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations.  Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.  Contract costs include labor, material and overhead.  Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process.  Adjustments to cost and profit estimates are made periodically due to changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements.  These changes may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Any losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.   If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion.  Historically, actual results have not varied materially from the Company's estimates.  Other sales to customers are recognized upon shipment to the customer based on contract prices and terms.  In the year ended May 31, 2024, 59% of revenue was recorded for contracts in which revenue was recognized over time while 41% was recognized at a point in time.  In the year ended May 31, 2023, 61% of revenue was recorded for contracts in which revenue was recognized over time while 39% was recognized at a point in time.

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

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible.  The Company provides a valuation allowance to the extent that deferred tax assets may not be realized.  A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable.  The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance.  In future years the Company will need to generate approximately $10.4 million of taxable income in order to realize our deferred tax assets recorded as of May 31, 2024 of $2,176,000.  This deferred tax asset balance is 38% ($594,000) higher than at the end of the prior year.  The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced.  If actual results differ from estimated results or if the Company adjusts these assumptions, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate.

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.

The Company and its subsidiary file consolidated federal and state income tax returns.  As of May 31, 2024, the Company had state investment tax credit carryforwards of approximately $470,000 expiring through May 2029.

Results of Operations

A summary of the period-to-period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the years ended May 31, 2024 and 2023
Increase /
(Decrease)
Sales, net	$4,384,000
Cost of goods sold	$494,000
Research and development costs	$(708,000)
Selling, general and administrative expenses	$1,928,000
Other income (expense)	$745,000
Income before provision for income taxes	$3,415,000
Provision for income taxes	$704,000
Net income	$2,711,000

For the year ended May 31, 2024 (All figures being discussed are for the year ended May 31, 2024 as compared to the year ended May 31, 2023.)

	Year ended May 31		Change
	2024	2023	Amount	Percent
Net Revenue	$44,583,000	$40,199,000	$4,384,000	11%
Cost of sales	23,744,000	23,250,000	494,000	2%
Gross profit	$20,839,000	$16,949,000	$3,890,000	23%
… as a percentage of net revenues	47%	42%

The Company's consolidated results of operations showed an 11% increase in net revenues and an increase in net income of 43%. Revenues recorded in the year ended May 31, 2024 for long-term projects (“Project(s)”) were 8% higher than the level recorded in the prior year.  We had 39 Projects in process during the year ended May 31, 2024 compared with 52 during the same period last year.  Revenues recorded in the year ended May 31, 2024 for other-than long-term projects (non-projects) were 15% higher than the level recorded in the prior year.  The number of Projects in-process fluctuates from period to period.  The changes from the prior year to the year ended May 31, 2024 are not necessarily representative of future results.

Sales of the Company's products are made to three general groups of customers: industrial, structural and aerospace / defense. The Company saw a 30% decrease from last year’s level in sales to structural customers who were seeking seismic / wind protection for either construction of new buildings and bridges or retrofitting existing buildings and bridges along with a 71% increase in sales to customers in aerospace / defense and a 12% decrease in sales to customers using our products in industrial applications.

A breakdown of sales to these three general groups of customers, as a percentage of total net revenue for fiscal years ended May 31, 2024 and 2023 is as follows:

	Year ended May 31
	2024	2023
Industrial	8%	10%
Structural	32%	51%
Aerospace / Defense	60%	39%

Total sales within the U.S. increased 18% from last year.  Total sales to Asia decreased 55% from the prior year.  Net revenue by geographic region, as a percentage of total net revenue for fiscal years ended May 31, 2024 and 2023 is as follows:

	Year ended May 31
	2024	2023
U.S.	86%	81%
Asia	4%	11%
Other	10%	8%

The gross profit as a percentage of net revenue of 47% in the year ended May 31, 2024 is five percentage points greater than the same period of the prior year (42%). The Company has been able to increase sales prices to recover more of the increased costs for materials and labor that were incurred during the year ended May 31, 2024. Management continues to work with suppliers to obtain more visibility of conditions affecting their respective markets. These actions combined with benefits from the Company’s continuous improvement initiatives and increased volume have helped to improve the gross margin as a percentage of revenue over the prior year.

At May 31, 2024, we had 134 open sales orders in our backlog with a total sales value of $33.1 million. At May 31, 2023, we had 134 open sales orders in our backlog with a total sales value of $32.5 million. $18.6 million of the current backlog is on Projects already in progress. $18.1 million of the $32.5 million sales order backlog at May 31, 2023 was in progress at that date. 72% of the sales value in the backlog is for aerospace / defense customers compared to 74% at the end of fiscal 2023. As a percentage of the total sales order backlog, orders from structural customers accounted for 22% at May 31, 2024 and 22% at May 31, 2023. The Company expects to recognize revenue for the majority of the backlog during the fiscal year ending May 31, 2025, with the remainder during the fiscal year ending May 31, 2026.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period.  Total sales in the current period and the changes in the current period compared to the prior period, are not necessarily representative of future results.

Research and Development Costs

	Years ended May 31		Change
	2024	2023	Amount	Percent
R & D	$ 388,000	$ 1,097,000	$ (709,000)	-65%
… as a percentage of net revenues	0.9%	2.7%

Research and development costs decreased 65% from the prior year. This decrease was driven by the completion of the Taylor Damped Moment Frame™ project.

Selling, General and Administrative Expenses

	Years ended May 31		Change
	2024	2023	Amount	Percent
S G & A	$ 10,971,000	$ 9,043,000	$ 1,928,000	21%
… as a percentage of net revenues	25%	22%

Selling, general and administrative expenses increased 21% from the prior year, primarily from increased personnel costs.

Operating Income

Operating income of $9,479,000 for the year ended May 31, 2024, showed significant improvement from the $6,809,000 operating income in the prior year. The increase in operating income was attributed to the decrease in research and development costs as well as improved gross margin performance.

Other Income (expense)

Other income increased 104% from the prior year due to increased interest income from higher levels of short-term investments during the course of the year.

Provision for Income Taxes

The Company's effective tax rate (ETR) is calculated based upon current assumptions relating to the year's operating results and various tax related items.  The ETR for the fiscal year ended May 31, 2024 is 18%, compared to the ETR for the prior year of 16%.

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2024	2023
Computed tax provision at the expected statutory rate	$2,293,000	$1,575,000
Tax effect of permanent differences:
Research tax credits	(408,000)	(284,000)
Foreign-derived intangible income deduction	(142,000)	(67,000)
Stock option costs	49,000	-
Other permanent differences	3,000	1,000
Other	127,000	(7,000)
	$1,922,000	$1,218,000

The foreign-derived intangible income deduction is a tax deduction provided to corporations that sell goods or services to foreign customers.  It became available through Public Law 115-97, known as the Tax Cuts and Jobs Act.

Liquidity and Capital Resources, Line of Credit and Long-Term Debt

The Company's primary liquidity requirements depend on its working capital and capital expenditure needs.  Working capital consists primarily of cash and short-term investments, inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued expenses and billings in excess of costs and estimated earnings.  The Company's primary source of liquidity has been excess cash flow from operations.

Capital expenditures for the year ended May 31, 2024 were $1,149,000 compared to $3,359,000 in the prior year.  The Company also acquired Pumpkin™ Mounts intellectual property during the year ended May 31, 2024 for $300,000. Current year capital expenditures included new manufacturing machinery, testing equipment, upgrades to technology equipment and assembly / test facility improvements.  The Company has commitments to make capital expenditures of approximately $1,360,000 as of May 31, 2024.  These capital expenditures will be primarily for new manufacturing and testing equipment.

On January 4, 2024, the Company entered into a redemption agreement to purchase 459,015 of the Company’s shares of the capital stock of the Company, which represented approximately 13% of all of the issued and outstanding shares of capital stock of the Company as of January 8, 2024 (the “Closing Date”), from the Ira Sochet Trust and the Ira Sochet Roth IRA. Each of the foregoing counterparties are non-affiliates of the Company.  The agreed purchase price was $19.92 per share, which constituted 87.6% of the average price ($22.74) at which shares of the Company's common stock traded on the Closing Date.

The Company has a $10,000,000 demand line of credit with M&T Bank, with interest payable at the Company's option of 30, 60 or 90 day SOFR rate plus 2.365%. There is no outstanding balance at May 31, 2024.  The line is secured by a negative pledge of the Company's real and personal property and is subject to renewal annually. The bank is not committed to make loans under this line of credit and no commitment fee is charged.

Management believes that the Company's cash on hand, cash flows from operations, and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations and capital improvements for the next twelve months.

Inventory and Maintenance Inventory

	May 31, 2024		May 31, 2023		Increase /(Decrease)
Raw materials	$887,000		$674,000		$213,000	32%
Work-in-process	6,412,000		5,005,000		1,407,000	28%
Finished goods	213,000		262,000		(49,000)	-19%
Inventory	7,512,000	83%	5,941,000	86%	1,571,000	26%
Maintenance and other inventory	1,580,000	17%	1,003,000	14%	577,000	58%
Total	$9,092,000	100%	$6,944,000	100%	$2,148,000	31%

Inventory turnover	3.0		3.5

Inventory, at $7,512,000 as of May 31, 2024, is 26 percent higher than at the prior year-end.  Of this, approximately 85% is work in process, 3% is finished goods, and 12% is raw materials.  All of the current inventory is expected to be consumed or sold within twelve months.  The level of inventory will fluctuate from time to time due to the stage of completion of the non-project sales orders in progress at the time.

The Company disposed of approximately $791,000 and $322,000 of obsolete inventory during the years ended May 31, 2024 and 2023, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB”) and Billings in Excess of Costs and Estimated Earnings (“BIEC”)

	May 31, 2024	May 31, 2023	Increase /(Decrease)
Accounts receivable	5,212,000	5,554,000	(342,000)	-6%
CIEB	4,357,000	4,124,000	233,000	6%
Less: BIEC	5,601,000	1,992,000	3,609,000	181%
Net	$ 3,968,000	$ 7,686,000	$ (3,718,000)	-48%

Number of an average day’s sales outstanding in accounts receivable (DSO)	39	47

The Company combines the totals of accounts receivable, the asset CIEB, and the liability BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date.  As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $5,212,000 as of May 31, 2024 includes no retainage by customers on long-term construction projects.  The number of an average day's sales outstanding in accounts receivable (DSO) was 39 days at May 31, 2024 and 47 days at May 31, 2023.  The Company expects to collect the net accounts receivable balance during the next twelve months.

The status of the projects in-progress at the end of the current and prior fiscal years have changed in the factors affecting the year-end balances in the asset CIEB, and the liability BIEC:

	2024	2023
Number of projects in progress at year-end	19	22
Aggregate percent complete at year-end	53%	33%
Average total value of projects in progress at year-end	$2,089,000	$1,285,000
Percentage of total value invoiced to customer	56%	29%

There are three less projects in-process at the end of the current fiscal year as compared with the prior year end and the average value of those projects has increased by 63% between those two dates.

As noted above, CIEB represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $4,357,000 balance in this account at May 31, 2024 is a 6% increase from the prior year-end.  This increase reflects the higher aggregate level of the percentage of completion of these Projects as of the current year end as compared with the Projects in process at the prior year end.  Generally, if progress billings are permitted under the terms of a project sales agreement, then the more complete the project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.  58% of the CIEB balance as of the end of the last fiscal quarter, February 29, 2024, was billed to those customers in the current fiscal quarter ended May 31, 2024.  The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

The year-end balances in the CIEB account are comprised of the following components:

	May 31, 2024	May 31, 2023
Costs	$ 9,644,000	$ 3,006,000
Estimated earnings	9,782,000	2,648,000
Less: Billings to customers	15,069,000	1,530,000
CIEB	$ 4,357,000	$ 4,124,000
Number of projects in progress	14	12

As noted above, BIEC represents billings to customers in excess of revenues recognized.  The $5,601,000 balance in this account at May 31, 2024 is in comparison to a $1,992,000 balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings," discussed above.  Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	May 31, 2024	May 31, 2023
Billings to customers	$7,211,000	$6,538,000
Less: Costs	933,000	2,343,000
Less: Estimated earnings	677,000	2,203,000
BIEC	$5,601,000	$1,992,000
Number of projects in progress	5	10

Accounts payable, at $1,439,000 as of May 31, 2024, is 16% less than the prior year-end.  This decrease is normal fluctuation of this account and is not considered to be unusual.  The Company expects the current accounts payable amount to be paid during the next twelve months.

Accrued expenses of $4,664,000 increased 14% from the prior year level of $4,078,000.  This change is due to increases in accrued incentive compensation resulting from increased earnings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required pursuant to this Item 8 are included in this Form 10-K commencing on page F-1 and are incorporated into this Item 8 by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The Company's chief executive officer (its principal executive officer) and chief financial officer (its principal financial officer) have evaluated the Company's disclosure controls and procedures as of May 31, 2024 and have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)Management's report on internal control over financial reporting.

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework, updated in 2013.  Based on this assessment, management has concluded that, as of May 31, 2024, the Company's internal control over financial reporting is effective.

(c)Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Item 9B. Other Information.

Trading Plans

During the three months ended May 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

The information required by Items 10, 11, 12, 13 and 14 of this part will be presented in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on October 25, 2024, which information is hereby incorporated by reference into this Form 10-K.  The proxy materials, including the Proxy Statement and form of proxy, will be filed within 120 days after the Company's fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets as of May 31, 2024 and 2023
(iii)	Consolidated Statements of Income for the years ended May 31, 2024 and 2023
(iv)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2024 and 2023
(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2024 and 2023
(vi)	Notes to Consolidated Financial Statements - May 31, 2024 and 2023
EXHIBITS:
3	Articles of incorporation and by-laws
(i) Restated Certificate of Incorporation, as amended.*
(ii) By-laws, incorporated by reference to Exhibit 3(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2022, filed January 6, 2023.
4	Instruments defining rights of security holders, including indentures
(i) (ii)

Rights Agreement by and between the Registrant and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form 8-A, filed October 5, 2018.

Letter to Holders of the Registrant’s Common Stock, incorporated by reference to Exhibit 20 to the Registrant’s Registration Statement on Form 8-A, filed October 5, 2018.

(iii) Description of Registrant’s Securities, incorporated by reference to Exhibit 4(vi) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019, filed August 2, 2019.

10	Material Contracts
(i)

2012 Taylor Devices, Inc. Stock Option Plan, incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the 2012 annual meeting of shareholders, filed September 21, 2012.#

(ii)

2015 Taylor Devices, Inc. Stock Option Plan, incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the 2015 annual meeting of shareholders, filed September 25, 2015.#

(iii)

2018 Taylor Devices, Inc. Stock Option Plan, incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the 2018 annual meeting of shareholders, filed September 27, 2018.#

(iv)

2022 Taylor Devices, Inc. Stock Option Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2022 annual meeting of shareholders, filed September 6, 2022.#

(v)	The 2004 Taylor Devices, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-114085, filed March 31, 2004.
(vi)

Letter to 2004 Employee Stock Purchase Plan Participants, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-114085, filed August 24, 2006.

(vii)

Letter to Employees of the Registrant, incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-114085, filed August 24, 2006.

(viii)

Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2007 annual meeting of shareholders, filed September 27, 2007.#

(ix)	Management Bonus Policy, incorporated by reference to Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011, filed April 14, 2011.#
(x)	Line of Credit Agreement between the Registrant and M&T Bank, dated August 30, 2017.*
(xi)	Amendment to Line of Credit Agreement, dated September 27, 2021.*
(xii)

Employment Agreement dated as of June 14, 2018 between the Registrant and Alan R. Klembczyk, incorporated by reference to Exhibit 10(i) to the Registrant’s Current Report on Form 8-K, filed June 19, 2018.#

(xiii) (xiv)

Employment Agreement dated as of August 9, 2021 between the Registrant and Timothy J. Sopko, incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed August 13, 2021.#

Employment Agreement dated as of September 11, 2023 between the Registrant and Paul M. Heary, incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed September 11, 2023.#

21	Subsidiaries of the Registrant.*
Tayco Realty Corporation is a New York corporation organized on September 8, 1977, owned by the Company.
23	Consent of Independent Registered Public Accounting Firm (appears on page 23 immediately preceding the Consolidated Financial Statements).*
31	Officer Certifications*
(i) Rule 13a-14(a) Certification of Chief Executive Officer.
(ii) Rule 13a-14(a) Certification of Chief Financial Officer.

32	Officer Certifications**
	(i)	Section 1350 Certification of Chief Executive Officer.
	(ii)	Section 1350 Certification of Chief Financial Officer.
97	Policy Relating to Recovery of Erroneously Awarded Compensation.*
101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101

* Exhibit filed with this report.

**Exhibit furnished with this report.

# Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Timothy J. Sopko	Date:	August 15, 2024
Timothy J. Sopko
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Timothy J. Sopko	By:	/s/Paul Heary
	Timothy J. Sopko Chief Executive Officer and Director (Principal Executive Officer) August 15, 2024		Paul Heary Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
August 15, 2024

By:	/s/John Burgess	By:	/s/Robert M. Carey
	John Burgess, Director		Robert M. Carey, Director
	August 15, 2024		August 15, 2024

By:	/s/F. Eric Armenat	By:	/s/Alan R. Klembczyk
	F. Eric Armenat, Director		Alan R. Klembczyk, President and Director
	August 15, 2024		August 15, 2024

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of

Taylor Devices, Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K (Commission File Number 0-3498) of Taylor Devices, Inc. of our report dated August 15, 2024 and any reference thereto in the Annual Report to Shareholders for the fiscal year ended May 31, 2024.

We also consent to such incorporation by reference in Registration Statement Nos. 333-114085, 333-184809, 333-210660, 333-232121, and 333-268120 of Taylor Devices, Inc. on Form S-8 of our report dated August 15, 2024.

/s/Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

PCOAB ID: 130

Buffalo, New York

August 15, 2024

TAYLOR DEVICES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Taylor Devices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary (the Company) as of May 31, 2024 and 2023, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

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

•We tested the accuracy and completeness of the data used to develop key estimates, including material, labor, overhead, and sub-contractor costs.

•We performed retrospective reviews of prior year long-term contracts, comparing actual performance to estimated performance and the related financial statement impact, when evaluating the thoroughness and precision of management’s estimation process in previous years.

Valuation of Inventory

Description of the Matter

As of May 31, 2024, the Company’s inventory balance was $7.5 million, net of a $59,000 allowance for obsolescence, its maintenance and other inventory balance was $1.6 million, net of an approximate $837,000 allowance for obsolescence.  As discussed in Note 5, maintenance and other inventory represents certain items that are estimated to have a product life-cycle in excess of twelve months the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  The Company evaluates its inventory for obsolescence on an ongoing basis by considering historical usage as well as requirements for future orders.

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

Buffalo, New York

August 15, 2024

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2024	2023

Assets
Current assets:
Cash and cash equivalents	$2,831,471	$3,575,219
Short-term investments	28,131,279	24,514,757
Accounts and other receivables, net (Note 2)	5,212,408	5,553,504
Inventory (Note 3)	7,512,052	5,941,304
Prepaid expenses	725,506	439,607
Prepaid income taxes	-	228,947
Costs and estimated earnings in excess of billings (Note 4)	4,356,565	4,124,182
Total current assets	48,769,281	44,377,520

Maintenance and other inventory, net (Note 5)	1,579,829	1,003,140
Property and equipment, net (Note 6)	11,180,933	11,721,784
Patents, net	292,593	-
Cash value of life insurance, net	214,824	210,120
Other assets	27,343	-
Deferred income taxes (Note 10)	1,012,615	568,615
	$63,077,418	$57,881,179
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,438,847	$1,717,657
Accrued expenses (Note 8)	4,664,463	4,078,322
Billings in excess of costs and estimated earnings (Note 4)	5,601,274	1,992,470
Accrued income taxes	126,148	-
Total current liabilities	11,830,732	7,788,449

Stockholders' Equity:
Common stock, $0.025 par value, authorized 8,000,000 shares, issued 4,165,315 and 4,088,193 shares	104,056	102,127
Paid-in capital	12,959,531	10,947,089
Retained earnings	51,127,018	42,128,256
	64,190,605	53,177,472
Treasury stock – 1,046,742 and 567,751 shares at cost	(12,943,919)	(3,084,742)
Total stockholders' equity	51,246,686	50,092,730
	$63,077,418	$57,881,179

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2024	2023

Sales, net (Note 9)	$44,582,807	$40,199,354

Cost of goods sold	23,743,554	23,250,039

Gross profit	20,839,253	16,949,315
Research and development costs	388,476	1,096,807
Selling, general and administrative expenses	10,971,358	9,043,442

Operating income	9,479,419	6,809,066

Other income (expense)
Interest, net	1,426,584	698,864
Miscellaneous	14,759	(2,572)
Total other income, net	1,441,343	696,292

Income before provision for income taxes	10,920,762	7,505,358

Provision for income taxes (Note 10)	1,922,000	1,218,000

Net income	$8,998,762	$6,287,358

Basic earnings per common share (Note 11)	$2.68	$1.79
Diluted earnings per common share (Note 11)	$2.58	$1.77

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

For the years ended May 31,	2024	2023

Common Stock
Beginning of period	$102,127	$101,342
Issuance of shares for employee stock purchase plan	10	22
Issuance of shares for employee stock option plan	1,919	763
End of period	104,056	102,127

Paid-in Capital
Beginning of period	10,947,089	10,227,916
Issuance of shares for employee stock purchase plan	9,904	10,854
Issuance of shares for employee stock option plan	955,286	291,066
Stock options issued for services	1,047,252	417,253
End of period	12,959,531	10,947,089

Retained Earnings
Beginning of period	42,128,256	35,840,898
Net income	8,998,762	6,287,358
End of period	51,127,018	42,128,256

Treasury Stock
Beginning of period	(3,084,742)	(2,915,002)
Issuance of shares for employee stock option plan	(715,599)	(169,740)
Repurchase of shares	(9,143,578)	-
End of period	(12,943,919)	(3,084,742)

Total stockholders' equity	$51,246,686	$50,092,730

See notes to consolidated financial statements

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended May 31,	2024	2023

Operating activities:
Net income	$8,998,762	$6,287,358
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,690,239	1,472,455
Amortization	7,407	-
Stock options issued for services	1,047,252	417,253
Bad debt expense	-	23,360
Loss on disposal of property and equipment	-	20,015
Provision for inventory obsolescence	385,744	295,014
Deferred income taxes	(444,000)	(494,000)
Changes in other current assets and liabilities:
Accounts and other receivables	341,096	(1,110,178)
Inventory	(2,533,181)	(277,214)
Prepaid expenses	(285,899)	28,882
Prepaid income taxes	228,947	7,000
Costs and estimated earnings in excess of billings	(232,383)	(787,708)
Accounts payable	(278,810)	290,827
Accrued expenses	586,141	664,008
Billings in excess of costs and estimated earnings	3,608,804	869,707
Accrued income taxes	126,148	-
Other assets	(27,343)	-
Net operating activities	13,218,924	7,706,779

Investing activities:
Acquisition of property and equipment	(1,149,388)	(3,359,495)
Patent expenditures	(300,000)	-
Increase in short-term investments	(3,616,522)	(23,417,307)
Increase in cash value of life insurance	(4,704)	(4,761)
Net investing activities	(5,070,614)	(26,781,563)

Financing activities:
Proceeds from issuance of common stock	967,119	302,705
Acquisition of treasury stock	(9,859,177)	(169,740)
Net financing activities	(8,892,058)	132,965

Net change in cash and cash equivalents	(743,748)	(18,941,819)

Cash and cash equivalents - beginning	3,575,219	22,517,038
Cash and cash equivalents - ending	$2,831,471	$3,575,219

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies:

Nature of Operations:

Taylor Devices, Inc. (the Company) manufactures and sells a single group of very similar products that have many different applications for customers.  These similar products are included in one of nine categories; namely, Seismic Dampers, Fluidicshoks®, Crane and Industrial Buffers, Self-Adjusting Shock Absorbers, Liquid Die Springs, Vibration Dampers, Machined Springs, Custom Shock and Vibration Isolators, and Custom Actuators for use in various types of machinery, equipment and structures, primarily to customers which are located throughout the United States and several foreign countries.  The products are manufactured at the Company's sole operating facility in the United States where all of the Company's long-lived assets reside. Management does not track or otherwise account for sales broken down by these categories.

86% of the Company's 2024 revenue was generated from sales to customers in the United States and 4% was from sales to customers in Asia.  Remaining sales were to customers in other countries in North America, Europe, Australia, and South America.

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

Short-Term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at May 31, 2024 and May 31, 2023 include money market funds, US treasury securities and corporate bonds stated at fair value, which approximates cost. The short-term investments (22) mature on various dates during the period June 2024 to December 2026. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year), using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations.  Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.  Contract costs include labor, material and overhead.  Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  Other sales to customers are recognized upon shipment to the customer based on contract prices and terms.  In the year ended May 31, 2024, 59% of revenue was recorded for contracts in which revenue was recognized over time while 41% was recognized at a point in time.  In the year ended May 31, 2023, 61% of revenue was recorded for contracts in which revenue was recognized over time while 39% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered.  As of May 31, 2024 and 2023, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred.  These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

Shipping and Handling Costs:

Shipping and handling costs on incoming inventory items are classified as a component of cost of goods sold, while shipping and handling costs on outgoing shipments to customers are classified as a component of selling, general and administrative expenses. The amounts of these costs classified as a component of selling, general and administrative expenses were $190,939 and $366,763 for the years ended May 31, 2024 and 2023. Shipping and handling activities that occur after the customer has obtained control of the product are considered fulfillment activities, not performance obligations.

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

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.  The Company did not have any accrued interest or penalties included in its consolidated balance sheets at May 31, 2024 and 2023.  The Company recorded no interest expense or penalties in its consolidated statements of income during the years ended May 31, 2024 and 2023.

The Company believes it is no longer subject to examination by federal and state taxing authorities for years prior to May 31, 2021.

Sales Taxes:

Certain jurisdictions impose a sales tax on Company sales to nonexempt customers.  The Company collects these taxes from customers and remits the entire amount as required by the applicable law.  The Company excludes from revenues and expenses the tax collected and remitted.

Stock-Based Compensation:

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The stock-based compensation expense for the years ended May 31, 2024 and 2023 was $1,047,252 and $417,253.

New Accounting Standards:

Any recently issued Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

Reclassifications:

The 2023 financial statements have been reclassified to conform with the presentation adopted for 2024.

2.  Accounts and Other Receivables:

	2024	2023
Customers	$5,241,874	$5,558,990
Customers – retention	-	23,980
	5,241,874	5,582,970
Less allowance for doubtful accounts	29,466	29,466
	$5,212,408	$5,553,504

Retention receivable from customers represents amounts invoiced to customers where payments have been partially withheld pending completion of the project.  All amounts are expected to be collected within the next fiscal year.

3.  Inventory:

	2024	2023
Raw materials	$886,947	$673,453
Work-in-process	6,412,497	5,005,416
Finished goods	271,608	330,435
	7,571,052	6,009,304
Less allowance for obsolescence	59,000	68,000
	$7,512,052	$5,941,304

4.  Costs and Estimated Earnings on Uncompleted Contracts:

	2024	2023
Costs incurred on uncompleted contracts	$ 10,576,401	$ 5,349,111
Estimated earnings	10,459,240	4,850,889
	21,035,641	10,200,000
Less billings to date	22,280,350	8,068,288
	$ (1,244,709)	$ 2,131,712

Amounts are included in the accompanying balance sheets under the following captions:

	2024	2023
Costs and estimated earnings in excess of billings	$ 4,356,565	$ 4,124,182
Billings in excess of costs and estimated earnings	5,601,274	1,992,470
	$ (1,244,709)	$ 2,131,712

The following summarizes the status of Projects in progress as of May 31, 2024 and 2023:

	2024	2023
Number of Projects in progress	19	22
Aggregate percent complete	53%	33%
Aggregate amount remaining	$17,405,603	$18,061,484
Percentage of total value invoiced to customer	56%	29%

The Company expects to recognize the majority of remaining revenue on all open projects during the May 31, 2025 fiscal year.

Revenue recognized during the years ended May 31, 2024 and 2023 for amounts included in billings in excess of costs and estimated earnings as of the beginning of the year amounted to $1,992,000, and $1,123,000.

5.  Maintenance and Other Inventory:

	2024	2023
Maintenance and other inventory	$ 2,416,748	$ 2,236,106
Less allowance for obsolescence	836,919	1,232,966
	$ 1,579,829	$ 1,003,140

Maintenance and other inventory represent stock that is estimated to have a product life-cycle in excess of twelve-months.  This stock represents certain items the Company is required to maintain for service of products sold, and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Therefore, management of the Company has recorded an allowance for potential inventory obsolescence.  $791,000 and $322,000 of inventory was disposed of during the years ended May 31, 2024 and 2023.  The provision for potential inventory obsolescence was $386,000 and $295,000 for the years ended May 31, 2024 and 2023.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

6.  Property and Equipment:

	2024	2023
Land	$195,220	$195,220
Buildings and improvements	10,054,459	10,033,399
Machinery and equipment	15,956,076	15,278,928
Office furniture and equipment	3,113,921	2,840,980
Autos and trucks	24,818	24,818
Land improvements	662,168	483,929
	30,006,662	28,857,274
Less accumulated depreciation	18,825,729	17,135,490
	$11,180,933	$11,721,784

Depreciation expense was $1,690,239 and $1,472,455 for the years ended May 31, 2024 and 2023.

The Company has commitments to make capital expenditures of approximately $1,360,000 as of May 31, 2024.

7.  Short-Term Borrowings:

The Company has available a $10,000,000 bank demand line of credit from a bank, with interest payable at the Company's option of 30, 60 or 90 day SOFR rate plus 2.365%. The line is secured by a negative pledge of the Company's real and personal property and is subject to renewal annually.

There is no amount outstanding under the line of credit at May 31, 2024 or 2023.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis.  Outstanding checks under this arrangement totaled $372,347 and $13,873 as of May 31, 2024 and 2023.  These amounts are included in accounts payable.

8.  Accrued Expenses:

	2024	2023
Customer deposits	$285,689	$367,902
Personnel costs	3,763,777	3,023,501
Other	614,997	686,919
	$4,664,463	$4,078,322

9.  Sales:

The Company manufactures and sells a single group of very similar products that have many different applications for customers.  These similar products are included in one of nine categories; namely, Seismic Dampers, Fluidicshoks®, Crane and Industrial Buffers, Self-Adjusting Shock Absorbers, Liquid Die Springs, Vibration Dampers, Machined Springs, Custom Shock and Vibration Isolators, and Custom Actuators.  Management does not track or otherwise account for sales broken down by these categories.  Sales of the Company's products are made to three general groups of customers: industrial, structural and aerospace / defense.  A breakdown of sales to these three general groups of customers is as follows:

	2024	2023
Structural	$ 14,406,863	$ 20,642,326
Aerospace / Defense	26,675,321	15,568,695
Industrial	3,500,623	3,988,333
	$ 44,582,807	$ 40,199,354

Sales to a single customer approximated 21% of net sales for 2024.

10.  Income Taxes:

2024		2023
Current tax provision:
Federal	$ 2,365,000	$ 1,710,000
State	1,000	2,000
	2,366,000	1,712,000
Deferred tax provision (benefit):
Federal	(444,000)	(494,000)
State	-	-
	(444,000)	(494,000)
	$ 1,922,000	$ 1,218,000

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2024	2023
Computed tax provision at the expected statutory rate	$2,293,400	$1,576,100
State income tax - net of Federal tax benefit	-	(1,600)
Tax effect of permanent differences:
Research tax credits	(407,675)	(283,600)
Foreign-derived intangible income deduction	(142,100)	(66,900)
Stock option costs	48,500	-
Other permanent differences	2,800	900
Other	127,075	(6,900)
	$1,922,000	$1,218,000
Effective income tax rate	17.6%	16.2%

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2024	2023
Deferred tax assets:
Allowance for doubtful receivables	$6,200	$6,200
Tax inventory adjustment	57,300	84,300
Allowance for obsolete inventory	188,100	273,200
Accrued vacation	163,000	136,600
Accrued commissions	-	9,800
Warranty reserve	100,700	62,700
R&D tax credit	-	-
R&D capitalization	1,479,800	678,500
Stock options issued for services	181,200	331,300
	2,176,300	1,582,600
Deferred tax liabilities:
Excess tax depreciation	(1,163,685)	(1,013,985)
Net deferred tax assets	$1,012,615	$568,615

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible.  The Company provides a valuation allowance to the extent that deferred tax assets may not be realized.  A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable.  The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance.  The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced.  The Company will need to generate approximately $10.4 million in taxable income in future years in order to realize the deferred tax assets recorded as of May 31, 2024 of $2,176,300.

The Company and its subsidiary file consolidated Federal and State income tax returns.  As of May 31, 2024, the Company had State investment tax credit carryforwards of approximately $424,000 expiring through May 2029.

11.  Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period.  Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2024	2023
Average common shares outstanding	3,353,077	3,506,474
Common shares issuable under stock option plans	135,711	45,020
Average common shares outstanding assuming dilution	3,488,788	3,551,494

12.  Employee Stock Purchase Plan:

In March 2004, the Company reserved 295,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan.  Participation in the employee stock purchase plan is voluntary for all eligible employees of the Company.  Purchase of common shares can be made by employee contributions through payroll deductions and without brokers’ fees.  At the end of each calendar quarter, the employee contributions will be applied to the purchase of common shares using a share value equal to the mean between the closing bid and ask prices of the stock on that date.  These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan.  During the years ended May 31, 2024 and 2023, 372 ($21.70 to $48.89 price per share) and 922 ($8.65 to $19.96 price per share) common shares, respectively, were issued to employees. As of May 31, 2024, 215,993 shares were reserved for further issue.

13.  Stock Option Plans:

In 2022, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options.  The incentive stock options qualify for preferential treatment under the Internal Revenue Code.  Under this plan, 260,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 144,000 shares have been granted as of May 31, 2024. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.

Using the Black-Scholes option pricing model, the weighted average estimated fair value of each option granted under the plan was $12.32 during 2024 and $4.91 during 2023.  The pricing model uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of the Company's stock.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding.  The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation model.  The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	2024	2023
Risk-free interest rate	4.00%	2.45%
Expected life in years	4.3	4.2
Expected volatility	37%	33%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding - May 31, 2022	283,000	$11.43	$28,248
Options granted	85,000	$15.75
Less: options exercised	30,500	$9.57
Less: options expired	4,500	-
Outstanding - May 31, 2023	333,000	$12.70	$2,016,961
Options granted	85,000	$34.04
Less: options exercised	76,750	$12.54
Less: options expired	750	-
Outstanding - May 31, 2024	340,500	$18.07	$11,185,815

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of the balance sheet dates.  The aggregate intrinsic value of outstanding options as of the end of each fiscal year is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the-money at that date (340,500 at May 31, 2024 and 279,500 at May 31, 2023).  The Company's closing stock price was $50.92 and $18.55 as of May 31, 2024 and 2023.  As of May 31, 2024, there are 116,000 options available for future grants under the 2022 stock option plan.  $957,205 was received from the exercise of options during the fiscal year ended May 31, 2024.  $291,829 was received from the exercise of options during the fiscal year ended May 31, 2023.

The following table summarizes information about stock options outstanding at May 31, 2024:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price
$ 9.01-$10.00	55,000	7.0	$ 9.67
$10.01-$11.00	15,250	4.7	$10.21
$11.01-$12.00	106,250	6.5	$11.72
$12.01-$13.00	19,000	1.5	$12.36
$13.01-$14.00	10,000	2.9	$13.80
$16.01-$17.00	10,000	1.9	$16.40
$19.01-$20.00	47,500	8.3	$19.89
$20.01-$21.00	34,500	9.4	$20.78
$46.01-$47.00	43,000	9.9	$46.99
$ 9.01-$47.00	340,500	6.9	$18.07

The following table summarizes information about stock options outstanding at May 31, 2023:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price
$ 8.01-$ 9.00	13,000	0.9	$ 8.87
$ 9.01-$10.00	55,000	8.0	$ 9.67
$10.01-$11.00	23,500	6.2	$10.16
$11.01-$12.00	140,000	7.5	$11.66
$12.01-$13.00	28,000	2.8	$12.39
$13.01-$14.00	10,000	3.9	$13.80
$16.01-$17.00	10,000	2.9	$16.40
$19.01-$20.00	53,500	8.6	$19.82
$ 8.01-$20.00	333,000	6.8	$12.70

14.  Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code.  The Company matches a percentage of employee voluntary salary deferrals subject to limitations.  The Company may also make discretionary contributions as determined annually by the Company's Board of Directors.  The amount expensed under the plan was $431,720 and $371,881 for the years ended May 31, 2024 and 2023.

15.  Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

The fair values of short-term investments were determined as described in Note 1.

16.  Cash Flows Information:

	2024	2023

Interest paid	None	None

Income taxes paid	$2,010,000	$1,705,000

17.  Legal Proceedings:

The Company has been named as a third-party defendant in an action captioned Board of Managers of the 432 Park Condominium, et al. v. 56th and Park (NY) Owner LLC, et al. (the “Action”).

The Action was filed on or about September 23, 2021. In the Action, the Board of Managers of 432 Park Condominium (the “Owner”), a condominium association for a high-rise condominium building (the “Building”) located at 432 Park Avenue in New York, N.Y., asserts a claim against the condominium sponsor, 56th and Park (NY) Owner LLC (the “Sponsor”) for damages arising from construction and design defects to the residential and commercial units at the Building.

The Sponsor subsequently filed a third-party complaint against LendLease Construction (US) LMB (“LendLease”) and other parties involved in the Building’s design. As to LendLease, the third-party complaint alleges breach of a construction management contract between LendLease and the Sponsor and negligence arising from purported failure to perform under the contract, and seeks indemnification against any damages asserted against the Sponsor by the Owner.

LendLease subsequently initiated a third-party complaint seeking indemnification from entities with whom LendLease had contracted for the supply of materials and services in connection with construction of the Building. The third-party complaint also names the Company as a third-party defendant based upon a contract between the Company and LendLease to supply 16 Viscous Damping Devices that were incorporated into a Tuned Mass Damper system designed by a third party to limit accelerations of the Building during wind events. The Company has timely filed and served an answer denying the allegations in LendLease’s third party complaint.

The Action, and all of the related third-party actions, are pending in the Commercial Division of the Supreme Court, New York County.

On June 17, 2024, the Court entered a scheduling order directing that the parties complete discovery by July 31, 2025 and file dispositive motions by October 17, 2025.

In view of the limited discovery to date, it is not possible to determine the likelihood of an unfavorable outcome or to quantify a potential loss.