Form 10-Q
period 2024-08-31
TAYLOR DEVICES, INC.
filed 2024-09-27
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended August 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                      to

 Commission File Number 0-3498

Taylor Devices, Inc.

(Exact name of registrant as specified in its charter)

New York	16-0797789

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Taylor Drive, North Tonawanda, New York	14120

(Address of principal executive offices)	(Zip Code)

716-694-0800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.025 par value per share Preferred Stock Purchase Rights	TAYD N/A	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of September 27, 2024 was 3,128,463.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Part I - Financial Information Item 1. Financial Statements Condensed Consolidated Balance Sheets	(Unaudited)
	August 31,	May 31,
	2024	2024

Assets
Current assets:
Cash and cash equivalents	$2,163,496	$2,831,471
Short-term investments	24,972,695	28,131,279
Accounts and other receivables, net	6,779,579	5,212,408
Inventory	8,154,045	7,512,052
Costs and estimated earnings in excess of billings	4,333,098	4,356,565
Other current assets	1,617,897	725,506
Total current assets	48,020,810	48,769,281

Maintenance and other inventory, net	1,283,527	1,579,829
Property and equipment, net	11,047,717	11,180,933
Patents, net	287,037	292,593
Other assets	243,280	242,167
Deferred income taxes	1,012,615	1,012,615
	$61,894,986	$63,077,418
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,847,922	$1,438,847
Accrued expenses	2,396,249	4,664,463
Billings in excess of costs and estimated earnings	2,984,361	5,601,274
Accrued income taxes	742,100	126,148
Total current liabilities	7,970,632	11,830,732

Stockholders' Equity:
Common stock and additional paid-in capital	13,074,600	13,063,587
Retained earnings	53,793,673	51,127,018
	66,868,273	64,190,605
Treasury stock - at cost	(12,943,919)	(12,943,919)
Total stockholders’ equity	53,924,354	51,246,686
	$61,894,986	$63,077,418

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)
	For the three months ended August 31,
	2024	2023

Sales, net	$11,617,856	$9,923,628

Cost of goods sold	6,114,226	5,539,052

Gross profit	5,503,630	4,384,576

Research and development costs	69,192	129,074
Selling, general and administrative expenses	2,529,537	2,335,957

Operating income	2,904,901	1,919,545

Other income	376,754	361,318

Income before provision for income taxes	3,281,655	2,280,863

Provision for income taxes	615,000	433,000

Net income	$2,666,655	$1,847,863

Basic and diluted earnings per common share	$0.85	$0.52

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
	(Unaudited)
	For the three months ended August 31,
	2024	2023

Common Stock
Beginning of period	$104,056	$102,127
Issuance of shares for employee stock purchase plan	1	3
Issuance of shares for employee stock option plan	19	38
End of period	104,076	102,168
Paid-in Capital
Beginning of period	12,959,531	10,947,089
Issuance of shares for employee stock purchase plan	2,426	2,880
Issuance of shares for employee stock option plan	8,567	15,761
End of period	12,970,524	10,965,730
Retained Earnings
Beginning of period	51,127,018	42,128,256
Net income	2,666,655	1,847,863
End of period	53,793,673	43,976,119
Treasury Stock
Beginning of period	(12,943,919)	(3,084,742)
Issuance of shares for employee stock option plan	-	(15,799)
End of period	(12,943,919)	(3,100,541)
Total stockholders' equity	$53,924,354	$51,943,476

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	For the three months ended August 31,
	2024	2023

Operating activities:
Net income	$2,666,655	$1,847,863
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	380,178	455,478
Amortization	5,556	-
Changes in other assets and liabilities:
Accounts and other receivables, net	(1,567,171)	149,754
Inventory	(345,691)	(918,507)
Costs and estimated earnings in excess of billings	23,467	735,211
Other current assets	(892,391)	229,533
Accounts payable	409,075	(666,200)
Accrued expenses	(1,652,262)	(1,615,575)
Billings in excess of costs and estimated earnings	(2,616,913)	2,820,563
Net operating activities	(3,589,497)	3,038,120

Investing activities:
Acquisition of property and equipment	(246,962)	(427,652)
Purchase of short-term investments	(341,416)	(3,297,983)
Proceeds from sale of short-term investments	3,500,000	-
Other investing activities	(1,113)	(1,128)
Net investing activities	2,910,509	(3,726,763)

Financing activities:
Proceeds from issuance of common stock, net	11,013	18,682
Acquisition of treasury stock	-	(15,799)
Net financing activities	11,013	2,883
Net change in cash and cash equivalents	(667,975)	(685,760)

Cash and cash equivalents - beginning	2,831,471	3,575,219

Cash and cash equivalents - ending	$2,163,496	$2,889,459

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2024 and May 31, 2024, the results of operations for the three months ended August 31, 2024 and 2023, and cash flows for the three months ended August 31, 2024 and 2023. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on August 15, 2024 (the “Form 10-K”).

2.The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.For the three-month periods ended August 31, 2024 and 2023, the net income was divided by 3,118,975 and 3,520,910, respectively, which is net of the Treasury shares, to calculate the net income per share.

5.The results of operations for the three-month period ended August 31, 2024 are not necessarily indicative of the results to be expected for the full year.

6.Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

7.Short-term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at August 31, 2024 and May 31, 2024 include money market funds, U.S. treasury securities and corporate bonds stated at fair value, which approximates cost. The short-term investments mature on various dates, ranging from September 2024 to August 2027. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

The short-term investments are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

8.Inventory:

	August 31, 2024	May 31, 2024
Raw materials	$911,532	$886,947
Work-in-process	7,008,921	6,412,497
Finished goods	292,592	271,608
	8,213,045	7,571,052
Less allowance for obsolescence	59,000	59,000
	$8,154,045	$7,512,052

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the three months ended August 31, 2024, 61% of revenue was recorded for contracts in which revenue was recognized over time while 39% was recognized at a point in time. In the three months ended August 31, 2023, 55% of revenue was recorded for contracts in which revenue was recognized over time while 45% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of August 31, 2024 and May 31, 2024, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

10.Accrued Expenses:

	August 31, 2024	May 31, 2024
Customer deposits	$28,563	$285,689
Personnel costs	1,830,290	3,763,777
Other	537,396	614,997
	$2,396,249	$4,664,463

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements and, as such, are not a guarantee of future performance. These statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others: reductions in capital budgets by our customers and potential customers; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products; the kind, frequency and intensity of natural disasters that affect demand for the Company’s products; and other factors, many or all of which are beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. Except as may be required by law, the Company disclaims any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in the Company's expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

Results of Operations

A summary of the period-to-period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2024 and 2023
Increase /
(Decrease)
Sales, net	$1,694,000
Cost of goods sold	$575,000
Research and development costs	$(60,000)
Selling, general and administrative expenses	$194,000
Other income	$16,000
Income before provision for income taxes	$1,001,000
Provision for income taxes	$182,000
Net income	$819,000

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

For the three months ended August 31, 2024 (All figures discussed are for the three months ended August 31, 2024 as compared to the three months ended August 31, 2023).

	Three months ended August 31		Change
	2024	2023	Amount	Percent
Sales, net	$11,618,000	$9,924,000	$1,694,000	17%
Cost of goods sold	6,114,000	5,539,000	575,000	10%
Gross profit	$5,504,000	$4,385,000	$1,119,000	26%
… as a percentage of net revenues	47%	44%

The Company's consolidated results of operations showed a 17% increase in net revenues and $0.8 million increase in net income.  Revenues recorded in the quarter ended August 31, 2024 for Projects were 30% higher than the level recorded in the prior year.  The Company had 23 Projects in process during the quarter ended August 31, 2024 as compared to 22 during the same period last year.  Revenues recorded in the quarter ended August 31, 2024 for other-than long-term projects (non-projects) were 2% higher than the level recorded in the prior year. Total sales within the U.S. during the quarter ended August 31, 2024 increased 10% from the same period last year.  Total sales to Asia during the quarter ended August 31, 2024 increased 38% from the same period of the prior year.  Sales increases were recorded over the same period last year to customers in aerospace / defense (20%) and industrial customers (111%) with a decrease to customers involved in construction of buildings and bridges (-5%).  The increase in aerospace / defense sales is due, in part, to a combination of providing production hardware on several legacy programs and new development programs.

The gross profit as a percentage of net revenue of 47% in the quarter ended August 31, 2024 is three percentage points higher than the same period of the prior year (44%).  The Company has been able to increase sales prices to recover more of the increased costs for materials and labor that were incurred over the past year.  Management continues to work with suppliers to obtain more visibility of conditions affecting their respective markets. These actions combined with benefits from the Company’s continuous improvement initiatives and increased volume have helped to improve the gross margin as a percentage of revenue over the prior year.

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense.  A breakdown of sales to the three general groups of customers is as follows:

	Three months ended August 31
	2024	2023
Industrial	12%	7%
Structural	29%	35%
Aerospace / Defense	59%	58%

At August 31, 2023, the Company had 131 open sales orders in our backlog with a total sales value of $28.3 million. At August 31, 2024, the Company has 118 open sales orders in our backlog, and the total sales value is $28.4 million.  The Company expects to recognize revenue for the majority of the backlog during the current fiscal year.

The Company's backlog, revenues, gross profits, and net income fluctuate from period to period. The changes in the quarter ended August 31, 2024 compared to the same period in the prior year are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the three-month periods ended August 31, 2024 and 2023, is as follows:

	Three months ended August 31
	2024	2023
US	78%	83%
Asia	14%	12%
Other	8%	5%

Research and Development Costs

	Three months ended August 31		Change
	2024	2023	Amount	Percent
R & D	$ 69,000	$ 129,000	$ (60,000)	-47%
… as a percentage of net revenues	0.6%	1.3%

Research and development costs declined $60,000 during the quarter ended August 31, 2024, from the same period in the prior year, due to a change in the mix of engineering resource driven projects, inclusive of customer funded development.

Selling, General and Administrative Expenses

	Three months ended August 31		Change
	2024	2023	Amount	Percent
S G & A	$ 2,530,000	$ 2,336,000	$ 194,000	8%
… as a percentage of net revenues	22%	24%

Selling, general and administrative expenses during the quarter ended August 31, 2024 increased 8% from the same period in the prior year.  This change is primarily due to increased employee compensation costs including incentive compensation.

Operating Income

Operating income was $2,905,000 for the three months ended August 31, 2024, better than the $1,920,000 in the same period of the prior year.  The increase in Operating income was attributed to increased gross margin from higher levels of sales.

Other Income

Other income was $377,000 for the three months ended August 31, 2024, a 4% increase from the same period of the prior year. This increase was driven by short-term investment interest income.

Liquidity and Capital Resources

The Company's primary liquidity requirements depend on its working capital needs. Working capital consists primarily of cash and short-term investments, inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued expenses and billings in excess of costs and estimated earnings. The Company's primary source of liquidity has been excess cash flow from operations.

Capital expenditures for the three months ended August 31, 2024 were $247,000 compared to $428,000 in the same period of the prior year. As of August 31, 2024, the Company has commitments for capital expenditures totaling $1,264,000 during the next twelve months. The Board of Directors is evaluating additional capital expenditures to expand capacity.

Inventory and Maintenance Inventory

	August 31, 2024		May 31, 2024		Increase /(Decrease)
Raw materials	$912,000		$887,000		$25,000	3%
Work-in-process	7,009,000		6,412,000		597,000	9%
Finished goods	233,000		213,000		20,000	9%
Inventory	8,154,000	86%	7,512,000	83%	642,000	9%
Maintenance and other inventory	1,284,000	14%	1,580,000	17%	(296,000)	-19%
Total	$9,438,000	100%	$9,092,000	100%	$346,000	4%

Inventory turnover	2.6		3.0

NOTE: Inventory turnover is annualized for the three-month period ended August 31, 2024.

Inventory, at $8,154,000 as of August 31, 2024, is $642,000 more than the prior year-end level of $7,512,000. Approximately 86% of the inventory as of August 31, 2024 was work in process, 3% was finished goods, and 11% was raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $0 and $144,000 for the three-month periods ended August 31, 2024 and 2023, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	August 31, 2024	May 31, 2024	Increase /(Decrease)
Accounts receivable	$6,780,000	$5,212,000	$1,568,000	30%
CIEB	4,333,000	4,357,000	(24,000)	-1%
Less: BIEC	2,984,000	5,601,000	(2,617,000)	-47%
Net	$8,129,000	$3,968,000	$4,161,000	105%

Number of an average day’s sales outstanding in accounts receivable	53	39

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $6,780,000 as of August 31, 2024 includes $29,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2024 of $5,212,000 included an Allowance of $29,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 39 days at May 31, 2024 to 53 days at August 31, 2024. The DSO is a function of (1) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and (2) the level of accounts receivable at the balance sheet date.  The Company expects to collect the net accounts receivable balance during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $4,333,000 balance in this account at August 31, 2024 is 1% lower than the prior year-end balance. This decrease is the result of normal flow of the Projects through production with billings to the customers as permitted in the related contracts.  34% of the CIEB balance as of the end of the last fiscal quarter, May 31, 2024, was billed to those customers in the quarter ended August 31, 2024. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	August 31, 2024	May 31, 2024
Costs	$ 8,945,000	$ 9,644,000
Estimated Earnings	9,107,000	9,782,000
Less: Billings to customers	13,719,000	15,069,000
CIEB	$ 4,333,000	$ 4,357,000
Number of Projects in progress	15	14

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $2,984,000 balance in this account at August 31, 2024 is down 47% from the $5,601,000 balance at the end of the prior year. The balance in this account fluctuates in the same manner and for the same reasons as the CIEB, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	August 31, 2024	May 31, 2024
Billings to customers	$9,093,000	$7,211,000
Less: Costs	3,013,000	933,000
Less: Estimated Earnings	3,096,000	677,000
BIEC	$2,984,000	$5,601,000
Number of Projects in progress	5	5

Summary of factors affecting the balances in CIEB and BIEC:

	August 31, 2024	May 31, 2024
Number of Projects in progress	20	19
Aggregate percent complete	58%	53%
Average total sales value of Projects in progress	$2,043,000	$2,089,000
Percentage of total value invoiced to customer	56%	56%

The Company's backlog of sales orders at August 31, 2024 is $28.4 million, down from $33.1 million at the end of the prior year. $17.6 million of the Company’s backlog as of August 31, 2024 was on Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,848,000 as of August 31, 2024, is 28% higher than the prior year-end. Accrued expenses decreased 49% from the prior year-end, to $2,396,000, due to the payout of fiscal year 2024 incentive compensation.  The Company expects the accrued amounts to be paid or applied during the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information called for by this item.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company's chief executive officer (its principal executive officer) and chief financial officer (its principal financial officer) have evaluated the Company's disclosure controls and procedures as of August 31, 2024 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 17, “Legal Proceedings,” to the Consolidated Financial Statements in the Company’s Form 10-K for information regarding the Company’s legal proceedings, which is incorporated by reference into this Item 1.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended August 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3 (i)

Articles of incorporation and by-laws.

Restated Certificate of Incorporation, as amended, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024, filed August 15, 2024.

(ii) 4 (i) (ii) 31

By-laws, incorporated by reference to Exhibit 3(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2022, filed January 6, 2023.

Instruments defining the rights of security holders.

Rights Agreement by and between the Registrant and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form 8-A, filed October 5, 2018.

Letter to Holders of the Registrant’s Common Stock, incorporated by reference to Exhibit 20 to the Registrant’s Registration Statement on Form 8-A, filed October 5, 2018.

Officer certifications.

(i)	Rule 13a-14(a) Certification of Chief Executive Officer.*
(ii) 32	Rule 13a-14(a) Certification of Chief Financial Officer.* Officer certifications
(i)	Section 1350 Certification of Chief Executive Officer.**
(ii)	Section 1350 Certification of Chief Financial Officer.**
101 101.SCH

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page Inline XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101

* Exhibit filed with this report.

**Exhibit furnished with this report.

TAYLOR DEVICES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR DEVICES, INC.
(Registrant)

Date:	September 27, 2024	/s/ Paul Heary
Paul Heary Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)