Form 10-Q
period 2024-11-30
TAYLOR DEVICES, INC.
filed 2025-01-03
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended November 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                      to

 Commission File Number: 0-3498

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of January 3, 2025 was 3,136,209.

TAYLOR DEVICES, INC.

Part I – Financial Information Item 1. Financial Statements TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30,	May 31,
	2024	2024

Assets
Current assets:
Cash and cash equivalents	$2,355,333	$2,831,471
Short-term investments	24,246,282	28,131,279
Accounts and other receivables, net	8,247,705	5,212,408
Inventory	8,610,730	7,512,052
Costs and estimated earnings in excess of billings	3,017,641	4,356,565
Other current assets	2,099,632	725,506
Total current assets	48,577,323	48,769,281

Maintenance and other inventory, net	1,427,583	1,579,829
Property and equipment, net	11,318,103	11,180,933
Patents, net	281,481	292,593
Other assets	244,627	242,167
Deferred income taxes	1,012,615	1,012,615
	$62,861,732	$63,077,418
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$857,351	$1,438,847
Accrued expenses	2,497,496	4,664,463
Billings in excess of costs and estimated earnings	3,707,908	5,601,274
Accrued income taxes	-	126,148
Total current liabilities	7,062,755	11,830,732

Stockholders' Equity:
Common stock and additional paid-in capital	14,024,605	13,063,587
Retained earnings	54,849,833	51,127,018
	68,874,438	64,190,605
Treasury stock - at cost	(13,075,461)	(12,943,919)
Total stockholders’ equity	55,798,977	51,246,686
	$62,861,732	$63,077,418

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended		For the six months ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023

Sales, net	$8,548,881	$10,339,875	$20,166,737	$20,263,503

Cost of goods sold	4,662,781	5,529,208	10,777,007	11,068,260

Gross profit	3,886,100	4,810,667	9,389,730	9,195,243

Research and development costs	102,922	84,081	172,114	213,155
Selling, general and administrative expenses	2,838,993	2,672,926	5,368,530	5,008,883

Operating income	944,185	2,053,660	3,849,086	3,973,205

Other income	307,871	398,688	684,625	760,006

Income before provision for income taxes	1,252,056	2,452,348	4,533,711	4,733,211

Provision for income taxes	195,896	471,000	810,896	904,000

Net income	$1,056,160	$1,981,348	$3,722,815	$3,829,211

Basic and diluted earnings per common share	$0.34	$0.56	$1.19	$1.09

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
	(Unaudited)		(Unaudited)
	For the three months ended		For the six months ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023

Common Stock
Beginning of period	$104,076	$102,168	$104,056	$102,127
Issuance of shares for employee stock purchase plan	1	3	2	6
Issuance of shares for employee stock option plan	487	-	506	38
End of period	104,564	102,171	104,564	102,171
Paid-in Capital
Beginning of period	12,970,524	10,965,730	12,959,531	10,947,089
Issuance of shares for employee stock purchase plan	1,234	2,190	3,660	5,070
Issuance of shares for employee stock option plan	217,079	-	225,646	15,761
Stock options issued for services	731,204	301,308	731,204	301,308
End of period	13,920,041	11,269,228	13,920,041	11,269,228
Retained Earnings
Beginning of period	53,793,673	43,976,119	51,127,018	42,128,256
Net income	1,056,160	1,981,348	3,722,815	3,829,211
End of period	54,849,833	45,957,467	54,849,833	45,957,467
Treasury Stock
Beginning of period	(12,943,919)	(3,100,541)	(12,943,919)	(3,084,742)
Issuance of shares for employee stock option plan	(131,542)	-	(131,542)	(15,799)
End of period	(13,075,461)	(3,100,541)	(13,075,461)	(3,100,541)
Total stockholders' equity	$55,798,977	$54,228,325	$55,798,977	$54,228,325

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)

For the six months ended	November 30, 2024	November 30, 2023

Operating activities:
Net income	$3,722,815	$3,829,211
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	833,399	910,956
Amortization	11,112	-
Stock options issued for services	731,204	301,308
Changes in other assets and liabilities:
Accounts and other receivables, net	(3,035,297)	1,481,404
Inventory	(946,432)	(1,224,268)
Costs and estimated earnings in excess of billings	1,338,924	2,401,673
Other current assets	(1,374,126)	271,607
Accounts payable	(581,496)	(549,722)
Accrued expenses	(2,293,115)	(1,045,751)
Billings in excess of costs and estimated earnings	(1,893,366)	1,013,546
Other assets	-	(27,343)
Net operating activities	(3,486,378)	7,362,621

Investing activities:
Acquisition of property and equipment	(970,569)	(544,801)
Purchase of short-term investments	(2,615,003)	(7,234,549)
Proceeds from sale of short-term investments	6,500,000	-
Other investing activities	(2,460)	(2,493)
Net investing activities	2,911,968	(7,781,843)

Financing activities:
Proceeds from issuance of common stock, net	229,814	20,875
Acquisition of treasury stock	(131,542)	(15,799)
Net financing activities	98,272	5,076
Net change in cash and cash equivalents	(476,138)	(414,146)

Cash and cash equivalents - beginning	2,831,471	3,575,219

Cash and cash equivalents - ending	$2,355,333	$3,161,073

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of November 30, 2024 and May 31, 2024, results of operations for the three and six months ended November 30, 2024 and 2023, and cash flows for the six months ended November 30, 2024 and 2023. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on August 15, 2024 (the “Form 10-K”).

2.The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.For the six-month periods ended November 30, 2024 and 2023, the net income was divided by 3,124,720 and 3,521,099 respectively, which is net of the Treasury shares, to calculate the net income per share.  For the three-month periods ended November 30, 2024 and 2023, net income was divided by 3,127,793 and 3,521,428 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.The results of operations for the three and six-month periods ended November 30, 2024 are not necessarily indicative of the results to be expected for the full year.

6.Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

7.Short-term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at November 30, 2024 and May 31, 2024 include money market funds, U.S. treasury securities and corporate bonds stated at fair value, which approximates cost. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

The short-term investments are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

8.Inventory:

	November 30, 2024	May 31, 2024
Raw materials	$844,391	$886,947
Work-in-process	7,612,075	6,412,497
Finished goods	217,264	271,608
	8,673,730	7,571,052
Less allowance for obsolescence	63,000	59,000
	$8,610,730	$7,512,052

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the six months ended November 30, 2024, 63% of revenue was recorded for contracts in which revenue was recognized over time while 37% was recognized at a point in time. In the six months ended November 30, 2023, 57% of revenue was recorded for contracts in which revenue was recognized over time while 43% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of November 30, 2024 and May 31, 2024, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

10.Accrued Expenses:

	November 30, 2024	May 31, 2024
Customer deposits	$43,916	$285,689
Personnel costs	1,897,433	3,763,777
Other	556,147	614,997
	$2,497,496	$4,664,463

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

Results of Operations

A summary of the period-to-period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2024 and November 30, 2023
Increase /
(Decrease)
Sales, net	$(96,000)
Cost of goods sold	$(291,000)
Research and development costs	$(41,000)
Selling, general and administrative expenses	$360,000
Other income	$(75,000)
Income before provision for income taxes	$(199,000)
Provision for income taxes	$(93,000)
Net income	$(106,000)

Sales under certain fixed-price contracts, in which the product has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date, inclusive of profit, are recognized over time whereby revenues are based on estimates of completion prepared on a ratio of cost to total estimated cost basis. Costs include all material and direct and indirect charges related to specific contracts.

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

For the six months ended November 30, 2024 (All figures discussed are for the six months ended November 30, 2024, as compared to the six months ended November 30, 2023).

	Six months ended		Change
	November 30, 2024	November 30, 2023	Amount	Percent
Net Revenue	$20,167,000	$20,263,000	$(96,000)	0%
Cost of sales	10,777,000	11,068,000	(291,000)	-3%
Gross profit	$9,390,000	$9,195,000	$195,000	2%
… as a percentage of net revenues	47%	45%

The Company's consolidated results of operations showed a $0.1 million decrease in net revenues and a $0.1 million decrease in net income. Revenues recorded in the six-month period ended November 30, 2024 for long-term projects (“Projects”) were 10% higher than the level recorded in the prior year. The Company had 27 Projects in process during the six-month period ended November 30, 2024 as compared to 29 during the same period last year. Revenues recorded in the six-month period ended November 30, 2024 for other-than long-term projects (non-projects) were 14% lower than the level recorded in the prior year. Total sales within the U.S. during the six-month period ended November 30, 2024 decreased 7% from the same period last year. Total sales to Asia during the six-month period ended November 30, 2024 increased 37% from the same period of the prior year.  The shift in domestic and international sales concentration from the prior year is attributable to normal changes in structural project activity.  Sales increases were recorded over the same period last year to industrial customers (43%) with decreases to customers involved in construction of buildings and bridges (-12%).  Sales to customers in aerospace / defense were consistent with the same period last year.

The gross profit as a percentage of net revenue of 47% in the six-month period ended November 30, 2024 is two percentage points higher than the same period of the prior year (45%).

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Six months ended
	November 30, 2024	November 30, 2023
Industrial	12%	8%
Structural	29%	33%
Aerospace / Defense	59%	59%

At November 30, 2023, the Company had 141 open sales orders in our backlog with a total sales value of $35.5 million. At November 30, 2024, the Company had 156 open sales orders in our backlog with a total sales value of $34.5 million. The Company expects to recognize revenue for the majority of the backlog during fiscal years 2025 and 2026.

The Company's backlog, revenues, gross profits, and net income fluctuate from period to period. The changes in the six-month period ended November 30, 2024, compared to the same period in the prior year, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the six-month periods ended November 30, 2024 and 2023, is as follows:

	Six months ended
	November 30, 2024	November 30, 2023
U.S.	82%	87%
Asia	11%	8%
Other	7%	5%

Research and Development Costs

	Six months ended		Change
	November 30, 2024	November 30, 2023	Amount	Percent
R & D	$ 172,000	$ 213,000	$ (41,000)	-19%
… as a percentage of net revenues	0.9%	1.1%

Research and development costs declined $41,000 from the same period in the prior year due to a change in the mix of engineering resource driven projects, inclusive of customer funded development.

Selling, General and Administrative Expenses

	Six months ended		Change
	November 30, 2024	November 30, 2023	Amount	Percent
S G & A	$ 5,369,000	$ 5,009,000	$ 360,000	7%
… as a percentage of net revenues	27%	25%

Selling, general and administrative expenses during the six-month period ended November 30, 2024 increased by 7% from the same period in the prior year. This change is primarily due to increased stock option expense.  The Company expenses stock options using the fair value recognition provisions of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).  The Company recognized $731,000 and $301,000 of compensation cost for the six-month periods ended November 30, 2024 and 2023, respectively.

Operating Income

Operating income was $3,849,000 for the six-month period ended November 30, 2024, lower than the $3,973,000 in the same period of the prior year.

Other Income

Other income was $685,000 for the six-month period ended November 30, 2024, a 10% decrease from the same period of the prior year.  This decrease was driven by short-term investment interest income.

Summary comparison of the three months ended November 30, 2024 and November 30, 2023
Increase /
(Decrease)
Sales, net	$(1,791,000)
Cost of goods sold	$(866,000)
Research and development costs	$19,000
Selling, general and administrative expenses	$166,000
Other income	$(90,000)
Income before provision for income taxes	$(1,200,000)
Provision for income taxes	$(275,000)
Net income	$(925,000)

For the three months ended November 30, 2024 (All figures discussed are for the three months ended November 30, 2024 as compared to the three months ended November 30, 2023).

	Three months ended		Change
	November 30, 2024	November 30, 2023	Amount	Percent
Net Revenue	$8,549,000	$10,340,000	$(1,791,000)	-17%
Cost of sales	4,663,000	5,529,000	(866,000)	-16%
Gross profit	$3,886,000	$4,811,000	$(925,000)	-19%
… as a percentage of net revenues	45%	47%

The Company's consolidated results of operations showed a 17% decrease in net revenues and 47% decrease in net income.  Revenues recorded in the quarter ended November 30, 2024 for Projects were 8% lower than the level recorded in the prior year.  The Company had 22 Projects in process during the quarter ended November 30, 2024 as compared to 16 during the same period last year.  Revenues recorded in the quarter ended November 30, 2024 for other-than long-term projects (non-projects) were 31% lower than the level recorded in the prior year. Total sales within the U.S. during the quarter ended November 30, 2024 decreased 21% from the same period last year.  Total sales to Asia during the quarter ended November 30, 2024 increased 34% from the same period of the prior year.  Sales decreases were recorded over the same period last year to customers in aerospace / defense (-19%), customers involved in construction of buildings and bridges (-19%) and industrial customers (-2%). The decrease in sales from the prior year was attributed to differences in the timing of backlog conversion to revenue.

The gross profit as a percentage of net revenue of 45% in the quarter ended November 30, 2024 is two percentage points lower than the same period of the prior year (47%).

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense.  A breakdown of sales to the three general groups of customers is as follows:

	Three months ended
	November 30, 2024	November 30, 2023
Industrial	11%	9%
Structural	30%	31%
Aerospace / Defense	59%	60%

Net revenue by geographic region, as a percentage of total net revenue for the three-month periods ended November 30, 2024 and 2023, is as follows:

	Three months ended
	November 30, 2024	November 30, 2023
U.S.	88%	92%
Asia	7%	4%
Other	5%	4%

Research and Development Costs

	Three months ended		Change
	November 30, 2024	November 30, 2023	Amount	Percent
R & D	$ 103,000	$ 84,000	$ 19,000	23%
… as a percentage of net revenues	1.2%	0.8%

Research and development costs increased $19,000 from the prior year due to a change in the mix of engineering resource driven projects, inclusive of customer funded development.

Selling, General and Administrative Expenses

	Three months ended		Change
	November 30, 2024	November 30, 2023	Amount	Percent
S G & A	$ 2,839,000	$ 2,673,000	$ 166,000	6%
… as a percentage of net revenues	33%	26%

Selling, general and administrative expenses during the quarter ended November 30, 2024 increased 6% from the same period in the prior year.  This change is primarily due to increased stock option expense.  The Company expenses stock options using the fair value recognition provisions of the FASB ASC.  The Company recognized $731,000 and $301,000 of compensation cost for the three-month periods ending November 30, 2024 and 2023, respectively.

Operating Income

Operating income was $944,000 for the three months ended November 30, 2024, lower than the $2,054,000 in the same period of the prior year.  The decrease in Operating income was attributed to lower revenue and increased stock option expense.

Other Income

Other income was $308,000 for the three months ended November 30, 2024, a 23% decrease from the same period of the prior year.  This decrease was driven by short-term investment interest income.

Liquidity and Capital Resources

The Company’s primary liquidity requirements depend on its working capital needs. Working capital consists primarily of cash and short-term investments, inventory, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, accrued expenses and billings in excess of costs and estimated earnings. The Company’s primary source of liquidity has been excess cash flow from operations.

Capital expenditures for the six-month period ended November 30, 2024 were $971,000 compared to $545,000 in the same period of the prior year. As of November 30, 2024, the Company has commitments for capital expenditures totaling $881,000 during the next twelve months.

Inventory and Maintenance Inventory

	November 30, 2024		May 31, 2024		Increase /(Decrease)
Raw materials	$845,000		$887,000		$(42,000)	-5%
Work-in-process	7,612,000		6,412,000		1,200,000	19%
Finished goods	154,000		213,000		(59,000)	-28%
Inventory	8,611,000	86%	7,512,000	83%	1,099,000	15%
Maintenance and other inventory	1,428,000	14%	1,580,000	17%	(152,000)	-10%
Total	$10,039,000	100%	$9,092,000	100%	$947,000	10%

Inventory turnover	2.3		3.0

NOTE: Inventory turnover is annualized for the six-month period ended November 30, 2024.

Inventory, at $8,611,000 as of November 30, 2024, is $1,099,000 more than the prior year-end level of $7,512,000. As of November 30, 2024, approximately 88% of the inventory was work in process, 2% was finished goods, and 10% was raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was zero and $144,000 for the six-month periods ended November 30, 2024 and 2023, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	November 30, 2024	May 31, 2024	Increase /(Decrease)
Accounts receivable	$8,248,000	$5,212,000	$3,036,000	58%
CIEB	3,018,000	4,357,000	(1,339,000)	-31%
Less: BIEC	3,708,000	5,601,000	(1,893,000)	-34%
Net	$7,558,000	$3,968,000	$3,590,000	90%

Number of an average day’s sales outstanding in accounts receivable	87	39

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $8,248,000 as of November 30, 2024 includes $49,000 of an allowance for doubtful accounts (“Allowance”). The accounts receivable balance as of May 31, 2024 of $5,212,000 included an Allowance of $29,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 39 days at May 31, 2024 to 87 days at November 30, 2024. The Accounts Receivable and DSO increase were the result of delayed collections for structural project invoices.  The DSO is a function of (1) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and (2) the level of accounts receivable at the balance sheet date. The Company expects to collect the net accounts receivable balance during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $3,018,000 balance in this account at November 30, 2024 is 31% lower than the prior year-end balance. This decrease is the result of normal flow of the Projects through production with billings to the customers as permitted in the related contracts. 82% of the CIEB balance as of the end of the last fiscal quarter, August 31, 2024, was billed to those customers in the fiscal quarter ended November 30, 2024. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	November 30, 2024	May 31, 2024
Costs	$2,832,000	$9,644,000
Estimated Earnings	1,771,000	9,782,000
Less: Billings to customers	1,585,000	15,069,000
CIEB	$3,018,000	$4,357,000
Number of Projects in progress	10	14

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $3,708,000 balance in this account at November 30, 2024 is down 34% from the $5,601,000 balance at the end of the prior year. The balance in this account fluctuates in the same manner and for the same reasons as the CIEB, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	November 30, 2024	May 31, 2024
Billings to customers	$11,183,000	$7,211,000
Less: Costs	3,451,000	933,000
Less: Estimated Earnings	4,024,000	677,000
BIEC	$3,708,000	$5,601,000
Number of Projects in progress	8	5

Summary of factors affecting the balances in CIEB and BIEC:

	November 30, 2024	May 31, 2024
Number of Projects in progress	18	19
Aggregate percent complete	48%	53%
Average total sales value of Projects in progress	$1,397,000	$2,089,000
Percentage of total value invoiced to customer	51%	56%

The Company's backlog of sales orders at November 30, 2024 is $34.5 million, up from $33.1 million at the end of the prior year. $13.1 million of the Company’s backlog as of November 30, 2024 was for Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $857,000 as of November 30, 2024, is 40% lower than the prior year-end. Accrued expenses decreased 48% from the prior year-end, to $2,497,000 due to the payout of fiscal year 2024 incentive compensation. The Company expects the accrued amounts to be paid or applied during the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information called for by this item.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company's chief executive officer (its principal executive officer) and chief financial officer (its principal financial officer) have evaluated the Company's disclosure controls and procedures as of November 30, 2024 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 17, “Legal Proceedings,” to the Consolidated Financial Statements in the Company’s Form 10-K for information regarding the Company’s legal proceedings. There have been no material developments in any legal proceedings that require reporting in this Form 10-Q.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the three months ended November 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

 Item 6. Exhibits

3	Articles of incorporation and by-laws.
(i)

Restated Certificate of Incorporation, as amended, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024, filed August 15, 2024.

(ii) By-laws, incorporated by reference to Exhibit 3(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2022, filed January 6, 2023.
4	Instruments defining the rights of security holders.
(i)

Rights Agreement by and between the Registrant and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form 8-A, filed October 5, 2018.

(ii) Letter to Holders of the Registrant’s Common Stock, incorporated by reference to Exhibit 20 to the Registrant’s Registration Statement on Form 8-A, filed October 5, 2018.
31	Officer certifications.
(i) Rule 13a-14(a) Certification of Chief Executive Officer.*
(ii) Rule 13a-14(a) Certification of Chief Financial Officer.*
32	Officer certifications.
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

TAYLOR DEVICES, INC.
(Registrant)

Date:	January 3, 2025	/s/ Paul Heary
Paul Heary Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)