Form 10-Q
period 2025-02-28
TAYLOR DEVICES, INC.
filed 2025-03-28
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended February 28, 2025

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of March 28, 2025 was 3,136,728.

TAYLOR DEVICES, INC.

Part I – Financial Information Item 1. Financial Statements TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	February 28,	May 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$2,301,704	$2,831,471
Short-term investments	33,135,711	28,131,279
Accounts and other receivables, net	6,716,656	5,212,408
Inventory	8,805,159	7,512,052
Costs and estimated earnings in excess of billings	3,229,752	4,356,565
Other current assets	2,202,339	725,506
Total current assets	56,391,321	48,769,281

Maintenance and other inventory, net	1,230,668	1,579,829
Property and equipment, net	10,952,309	11,180,933
Patents, net	275,925	292,593
Other assets	283,775	242,167
Deferred income taxes	1,012,615	1,012,615
	$70,146,613	$63,077,418
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,114,710	$1,438,847
Accrued expenses	7,996,709	4,664,463
Billings in excess of costs and estimated earnings	3,232,563	5,601,274
Accrued income taxes	-	126,148
Total current liabilities	12,343,982	11,830,732

Stockholders' Equity:
Common stock and additional paid-in capital	14,034,745	13,063,587
Retained earnings	56,852,078	51,127,018
	70,886,823	64,190,605
Treasury stock - at cost	(13,084,192)	(12,943,919)
Total stockholders’ equity	57,802,631	51,246,686
	$70,146,613	$63,077,418

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

Sales, net	$10,564,834	$12,254,093	$30,731,571	$32,517,596

Cost of goods sold	6,035,961	6,501,227	16,812,968	17,569,487

Gross profit	4,528,873	5,752,866	13,918,603	14,948,109

Research and development costs	146,749	108,363	318,863	321,518
Selling, general and administrative expenses	2,362,522	2,651,289	7,731,052	7,660,172

Operating income	2,019,602	2,993,214	5,868,688	6,966,419

Other income	325,643	362,707	1,010,268	1,122,713

Income before provision for income taxes	2,345,245	3,355,921	6,878,956	8,089,132

Provision for income taxes	343,000	659,000	1,153,896	1,563,000

Net income	$2,002,245	$2,696,921	$5,725,060	$6,526,132

Basic and diluted earnings per common share	$0.64	$0.82	$1.83	$1.91

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

Common Stock
Beginning of period	$104,564	$102,171	$104,056	$102,127
Issuance of shares for employee stock purchase plan	1	2	3	8
Issuance of shares for employee stock option plan	19	825	525	863
End of period	104,584	102,998	104,584	102,998
Paid-in Capital
Beginning of period	13,920,041	11,269,228	12,959,531	10,947,089
Issuance of shares for employee stock purchase plan	1,408	2,489	5,068	7,559
Issuance of shares for employee stock option plan	8,712	419,322	234,358	435,083
Stock options issued for services	-	-	731,204	301,308
End of period	13,930,161	11,691,039	13,930,161	11,691,039
Retained Earnings
Beginning of period	54,849,833	45,957,467	51,127,018	42,128,256
Net income	2,002,245	2,696,921	5,725,060	6,526,132
End of period	56,852,078	48,654,388	56,852,078	48,654,388
Treasury Stock
Beginning of period	(13,075,461)	(3,100,541)	(12,943,919)	(3,084,742)
Issuance of shares for employee stock option plan	(8,731)	(368,488)	(140,273)	(384,287)
Repurchase of shares	-	(9,143,579)	-	(9,143,579)
End of period	(13,084,192)	(12,612,608)	(13,084,192)	(12,612,608)
Total stockholders' equity	$57,802,631	$47,835,817	$57,802,631	$47,835,817

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)

For the nine months ended	February 28, 2025	February 29, 2024

Operating activities:
Net income	$5,725,060	$6,526,132
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,386,620	1,341,435
Amortization	16,668	1,852
Stock options issued for services	731,204	301,308
Changes in other assets and liabilities:
Accounts and other receivables, net	(1,504,248)	666,879
Inventory	(943,946)	(1,094,260)
Costs and estimated earnings in excess of billings	1,126,813	(409,837)
Other current assets	(1,476,833)	203,809
Accounts payable	(324,137)	(761,816)
Accrued expenses	3,206,098	(38,331)
Billings in excess of costs and estimated earnings	(2,368,711)	(32,184)
Other assets	(38,077)	(27,343)
Net operating activities	5,536,511	6,677,644

Investing activities:
Acquisition of property and equipment	(1,157,996)	(755,339)
Patent expenditures	-	(300,000)
Purchase of short-term investments	(11,504,432)	(7,553,133)
Proceeds from sale of short-term investments	6,500,000	10,500,000
Other investing activities	(3,531)	(3,588)
Net investing activities	(6,165,959)	1,887,940

Financing activities:
Proceeds from issuance of common stock, net	239,954	443,513
Acquisition of treasury stock	(140,273)	(9,527,866)
Net financing activities	99,681	(9,084,353)
Net change in cash and cash equivalents	(529,767)	(518,769)

Cash and cash equivalents - beginning	2,831,471	3,575,219

Cash and cash equivalents - ending	$2,301,704	$3,056,450

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of February 28, 2025 and May 31, 2024, results of operations for the three and nine months ended February 28, 2025 and February 29, 2024, and cash flows for the nine months ended February 28, 2025 and February 29, 2024. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on August 15, 2024 (the “Form 10-K”).

2.The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.For the nine-month periods ended February 28, 2025 and February 29, 2024, the net income was divided by 3,127,722 and 3,411,703 respectively, which is net of the Treasury shares, to calculate the net income per share.  For the three-month periods ended February 28, 2025 and February 29, 2024, net income was divided by 3,136,469 and 3,302,497 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.The results of operations for the three and nine-month periods ended February 28, 2025 are not necessarily indicative of the results to be expected for the full year.

6.Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

7.Short-term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at February 28, 2025 and May 31, 2024 include money market funds, U.S. treasury securities and corporate bonds stated at fair value, which approximates cost. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

The short-term investments are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

8.Inventory:

	February 28, 2025	May 31, 2024
Raw materials	$994,032	$886,947
Work-in-process	7,653,367	6,412,497
Finished goods	215,760	271,608
	8,863,159	7,571,052
Less allowance for obsolescence	58,000	59,000
	$8,805,159	$7,512,052

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the nine months ended February 28, 2025, 63% of revenue was recorded for contracts in which revenue was recognized over time while 37% was recognized at a point in time . In the nine months ended February 29, 2024, 58% of revenue was recorded for contracts in which revenue was recognized over time while 42% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of February 28, 2025 and May 31, 2024, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

10.Accrued Expenses:

	February 28, 2025	May 31, 2024
Customer deposits	$4,929,193	$285,689
Personnel costs	2,500,348	3,763,777
Other	567,168	614,997
	$7,996,709	$4,664,463

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

Results of Operations

A summary of the period-to-period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the nine months ended February 28, 2025 and February 29, 2024
Increase /
(Decrease)
Sales, net	$(1,786,000)
Cost of goods sold	$(757,000)
Research and development costs	$(2,000)
Selling, general and administrative expenses	$71,000
Other income	$(112,000)
Income before provision for income taxes	$(1,210,000)
Provision for income taxes	$(409,000)
Net income	$(801,000)

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

For the nine months ended February 28, 2025 (All figures discussed are for the nine months ended February 28, 2025, as compared to the nine months ended February 29, 2024).

	Nine months ended		Change
	February 28, 2025	February 29, 2024	Amount	Percent
Net Revenue	$30,732,000	$32,518,000	$(1,786,000)	-5%
Cost of goods sold	16,813,000	17,570,000	(757,000)	-4%
Gross profit	$13,919,000	$14,948,000	$(1,029,000)	-7%
… as a percentage of net revenues	45%	46%

The Company's consolidated results of operations showed a 5% decrease in net revenues and a 12% decrease in net income. Revenues recorded in the nine-month period ended February 28, 2025 for long-term projects (“Projects”) were 2% higher than the level recorded in the prior year. The Company had 31 Projects in process during the nine-month period ended February 28, 2025 as compared to 34 during the same period last year. Revenues recorded in the nine-month period ended February 28, 2025 for other-than long-term projects (non-projects) were 16% lower than the level recorded in the prior year. Total sales within the U.S. during the nine-month period ended February 28, 2025 decreased 13% from the same period last year. Total sales outside the U.S. during the nine-month period ended February 28, 2025 increased 61% from the same period of the prior year.  The shift in domestic and international sales concentration from the prior year is attributable to normal changes in structural project activity.  Sales increases were recorded over the same period last year to industrial customers (36%) with decreases to customers involved in construction of buildings and bridges (-8%) and aerospace / defense (-10%).  The decrease in sales from the prior year was attributed to differences in the timing of backlog conversion to revenue.

The gross profit as a percentage of net revenue of 45% in the nine-month period ended February 28, 2025 is one percentage point lower than the same period of the prior year (46%).

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Nine months ended
	February 28, 2025	February 29, 2024
Industrial	11%	8%
Structural	31%	31%
Aerospace / Defense	58%	61%

At February 29, 2024, the Company had 131 open sales orders in our backlog with a total sales value of $30.2 million. At February 28, 2025, the Company had 146 open sales orders in our backlog with a total sales value of $33.3 million. The Company expects to recognize revenue for the majority of the backlog during fiscal years 2025 and 2026.

The Company's backlog, revenues, gross profits, and net income fluctuate from period to period. The changes in the nine-month period ended February 28, 2025, compared to the same period in the prior year, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the nine-month periods ended February 28, 2025 and February 29, 2024, is as follows:

	Nine months ended
	February 28, 2025	February 29, 2024
U.S.	83%	90%
Asia	10%	5%
Other	7%	5%

Research and Development Costs

	Nine months ended		Change
	February 28, 2025	February 29, 2024	Amount	Percent
R & D	$ 319,000	$ 321,000	$ (2,000)	-1%
… as a percentage of net revenues	1.0%	1.0%

Research and development costs declined $2,000 from the same period in the prior year.

Selling, General and Administrative Expenses

	Nine months ended		Change
	February 28, 2025	February 29, 2024	Amount	Percent
S G & A	$ 7,731,000	$ 7,660,000	$ 71,000	1%
… as a percentage of net revenues	25%	24%

Selling, general and administrative expenses during the nine-month period ended February 28, 2025 increased by 1% from the same period in the prior year.  The Company expenses stock options using the fair value recognition provisions of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).  The Company recognized $731,000 (46,800 options granted) and $301,000 (42,000 options granted) of compensation cost for the nine-month periods ended February 28, 2025 and February 29, 2024, respectively.

Operating Income

Operating income was $5,869,000 for the nine-month period ended February 28, 2025, lower than the $6,966,000 in the same period of the prior year.  The decrease in operating income was attributed to lower gross margin associated with reduced revenue.

Other Income

Other income was $1,010,000 for the nine-month period ended February 28, 2025, a 10% decrease from the same period of the prior year.  This decrease was driven by short-term investment interest income.

Summary comparison of the three months ended February 28, 2025 and February 29, 2024
Increase /
(Decrease)
Sales, net	$(1,689,000)
Cost of goods sold	$(465,000)
Research and development costs	$39,000
Selling, general and administrative expenses	$(289,000)
Other income	$(37,000)
Income before provision for income taxes	$(1,011,000)
Provision for income taxes	$(316,000)
Net income	$(695,000)

For the three months ended February 28, 2025 (All figures discussed are for the three months ended February 28, 2025 as compared to the three months ended February 29, 2024).

	Three months ended		Change
	February 28, 2025	February 29, 2024	Amount	Percent
Net Revenue	$10,565,000	$12,254,000	$(1,689,000)	-14%
Cost of goods sold	6,036,000	6,501,000	(465,000)	-7%
Gross profit	$4,529,000	$5,753,000	$(1,224,000)	-21%
… as a percentage of net revenues	43%	47%

The Company's consolidated results of operations showed a 14% decrease in net revenues and 26% decrease in net income.  Revenues recorded in the quarter ended February 28, 2025 for Projects were 11% lower than the level recorded in the prior year.  The Company had 21 Projects in process during the quarter ended February 28, 2025 as compared to 16 during the same period last year.  Revenues recorded in the quarter ended February 28, 2025 for other-than long-term projects (non-projects) were 18% lower than the level recorded in the prior year. Total sales within the U.S. during the quarter ended February 28, 2025 decreased 23% from the same period last year.  Total sales outside the U.S. during the quarter ended February 28, 2025 increased 115% from the same period of the prior year.  The shift in domestic and international sales concentration from the prior year is attributable to normal changes in structural project activity.  Sales decreases were recorded over the same period last year to customers in aerospace / defense (-25%), customers involved in construction of buildings and bridges (-1%) with sales increases to industrial customers (24%). The decrease in sales from the prior year was attributed to differences in the timing of backlog conversion to revenue.

The gross profit as a percentage of net revenue of 43% in the quarter ended February 28, 2025 is four percentage points lower than the same period of the prior year (47%).

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense.  A breakdown of sales to the three general groups of customers is as follows:

	Three months ended
	February 28, 2025	February 29, 2024
Industrial	12%	8%
Structural	33%	29%
Aerospace / Defense	55%	63%

Net revenue by geographic region, as a percentage of total net revenue for the three-month periods ended February 28, 2025 and February 29, 2024, is as follows:

	Three months ended
	February 28, 2025	February 29, 2024
U.S.	84%	94%
Asia	9%	0%
Other	7%	6%

Research and Development Costs

	Three months ended		Change
	February 28, 2025	February 29, 2024	Amount	Percent
R & D	$ 147,000	$ 108,000	$ 39,000	36%
… as a percentage of net revenues	1.4%	0.9%

Research and development costs increased $39,000 from the prior year.

Selling, General and Administrative Expenses

	Three months ended		Change
	February 28, 2025	February 29, 2024	Amount	Percent
S G & A	$ 2,362,000	$ 2,651,000	$ (289,000)	-11%
… as a percentage of net revenues	22%	22%

Selling, general and administrative expenses during the quarter ended February 28, 2025 decreased 11% from the same period in the prior year.  This change is primarily due to lower incentive compensation expense.

Operating Income

Operating income was $2,020,000 for the three months ended February 28, 2025, lower than the $2,993,000 in the same period of the prior year.  The decrease in operating income was attributed to lower revenue and shift in sales mix.

Other Income

Other income was $326,000 for the three months ended February 28, 2025, a 10% decrease from the same period of the prior year.  This decrease was driven by short-term investment interest income.

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

Capital expenditures for the nine-month period ended February 28, 2025 were $1,158,000 compared to $755,000 in the same period of the prior year. As of February 28, 2025, the Company has commitments for capital expenditures totaling $2,017,000 during the next twelve months.

Inventory and Maintenance Inventory

	February 28, 2025		May 31, 2024		Increase /(Decrease)
Raw materials	$994,000		$887,000		$107,000	12%
Work-in-process	7,653,000		6,412,000		1,241,000	19%
Finished goods	158,000		213,000		(55,000)	-26%
Inventory	8,805,000	88%	7,512,000	83%	1,293,000	17%
Maintenance and other inventory	1,231,000	12%	1,580,000	17%	(349,000)	-22%
Total	$10,036,000	100%	$9,092,000	100%	$944,000	10%

Inventory turnover	2.3		3.0

NOTE: Inventory turnover is annualized for the nine-month period ended February 28, 2025.

Inventory, at $8,805,000 as of February 28, 2025, is $1,293,000 more than the prior year-end level of $7,512,000. As of February 28, 2025, approximately 87% of the inventory was work-in-process, 2% was finished goods, and 11% was raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was zero and $369,000 for the nine-month periods ended February 28, 2025 and February 29, 2024, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	February 28, 2025	May 31, 2024	Increase /(Decrease)
Accounts receivable	$6,717,000	$5,212,000	$1,505,000	29%
CIEB	3,230,000	4,357,000	(1,127,000)	-26%
Less: BIEC	3,233,000	5,601,000	(2,368,000)	-42%
Net	$6,714,000	$3,968,000	$2,746,000	69%

Number of an average day’s sales outstanding in accounts receivable	57	39

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $6,717,000 as of February 28, 2025 includes $124,000 of an allowance for estimated credit losses (“Allowance”). The accounts receivable balance as of May 31, 2024 of $5,212,000 included an Allowance of $29,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 39 days at May 31, 2024 to 57 days at February 28, 2025. The Accounts Receivable and DSO increase were the result of delayed collections for structural project invoices.  The DSO is a function of (1) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and (2) the level of accounts receivable at the balance sheet date. The Company expects to collect the net accounts receivable balance during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, such provisions are often not possible. The $3,230,000 balance in this account at February 28, 2025 is 26% lower than the prior year-end balance. This decrease is the result of normal flow of the Projects through production with billings to the customers as permitted in the related contracts. 77% of the CIEB balance as of the end of the last fiscal quarter, November 30, 2024, was billed to those customers in the fiscal quarter ended February 28, 2025. The remainder will be billed as the Projects progress, in accordance with the terms specified in the various contracts.

The balances in this account are comprised of the following components:

	February 28, 2025	May 31, 2024
Costs	$4,298,000	$9,644,000
Estimated Earnings	5,991,000	9,782,000
Less: Billings to customers	7,059,000	15,069,000
CIEB	$3,230,000	$4,357,000
Number of Projects in progress	9	14

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $3,233,000 balance in this account at February 28, 2025 is down 42% from the $5,601,000 balance at the end of the prior year. The balance in this account fluctuates in the same manner and for the same reasons as the CIEB, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in this account are comprised of the following components:

	February 28, 2025	May 31, 2024
Billings to customers	$8,796,000	$7,211,000
Less: Costs	3,287,000	933,000
Less: Estimated Earnings	2,276,000	677,000
BIEC	$3,233,000	$5,601,000
Number of Projects in progress	9	5

Summary of factors affecting the balances in CIEB and BIEC:

	February 28, 2025	May 31, 2024
Number of Projects in progress	18	19
Aggregate percent complete	49%	53%
Average total sales value of Projects in progress	$1,619,000	$2,089,000
Percentage of total value invoiced to customer	54%	56%

The Company's backlog of sales orders at February 28, 2025 is $33.3 million, up from $33.1 million at the end of the prior year. $13.3 million of the Company’s backlog as of February 28, 2025 was for Projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,115,000 as of February 28, 2025, is 23% lower than the prior year-end. Accrued expenses increased 71% from the prior year-end, to $7,997,000 due to the receipt of prepayments for a project not started. The Company expects the accrued amounts to be paid or applied during the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information called for by this item.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company's chief executive officer (its principal executive officer) and chief financial officer (its principal financial officer) have evaluated the Company's disclosure controls and procedures as of February 28, 2025 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended February 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the three months ended February 28, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TAYLOR DEVICES, INC.
(Registrant)

Date:	March 28, 2025	/s/ Paul Heary
Paul Heary Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)