Form 10-K
period 2025-05-31
TAYLOR DEVICES, INC.
filed 2025-08-15
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, on November 29, 2024, the last business day of the registrant's most recently completed second fiscal quarter, is $150,789,000.

The number of shares outstanding of each of the registrant's classes of common stock as of August 15, 2025 is 3,147,193.

TAYLOR DEVICES, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Portions of definitive Proxy Statement for Registrant’s 2025 Annual Meeting of Shareholders	Part III, Items 10-14

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

Sales and Distribution

The Company uses a technical sales force consisting of Company employees for sales in the United States. From time to time, the Company uses the services of non-employee sales representatives for sales throughout the rest of the world. Specialized technical sales in custom marketing activities outside the U.S. are serviced by these sales representatives under the direction and with the assistance of the Company's in-house technical sales staff.  Sales representatives typically have non-exclusive agreements with the Company, which, in most instances, provide for payment of commissions on sales at 5% to 10% of the product's net aggregate selling price.  The Company recorded zero and $77,000 of non-employee commission expense for the years ending May 31, 2025 and 2024 respectively.  A limited number of foreign sales representatives also have non-exclusive agreements with the Company to purchase the Company's products for resale purposes.

Competition

The Company faces some competition for hydraulic energy absorbers on mature aerospace and defense programs. Other competition in these sectors include the use of competing technologies, not necessarily of similar design as Taylor Devices’ products. For the industrial products group, several foreign companies and two U.S. companies are the Company’s main competitors in the production of crane buffers and industrial shock absorbers.

The Company competes directly against three other firms supplying structural damping devices for use in the U.S. For structural applications outside of the U.S., the Company competes directly with several other firms, particularly in Japan and Taiwan. The Company competes with numerous other firms that supply alternative seismic protection technologies.

Raw Materials and Supplies

The principal raw materials and supplies used by the Company in the manufacture of its products are provided by numerous U.S. and foreign suppliers.  The loss of any one of these suppliers would not have a material adverse effect on the Company.

Dependence Upon Major Customers

Sales to three customers accounted for approximately 42% (21%, 15% and 6%, respectively) of our net sales for 2025. Sales to four customers accounted for approximately 40% (21%, 7%, 7% and 5%, respectively) of our net sales for 2024. The loss of any or all of these customers, unless the business is replaced by the Company, would have a material adverse effect on the Company.

Patents, Trademarks and Licenses

The Company holds 24 patents expiring at different times until the year 2042.

Terms of Sale

The Company had no inventory out on consignment and there were no consignment sales for the years ended May 31, 2025 and 2024.  No extended payment terms are offered.  During the year ended May 31, 2025, delivery time after receipt of orders averaged 8 to 10 weeks for the Company's standard industrial products.  Due to the volatility of structural and aerospace/defense programs, we usually require progress payments for larger projects where the Company supplies custom designed components.

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

Research and Development

To accommodate growth and to maintain its presence in current markets, the Company engages in product research and development activities in connection with the design of its products.  Occasionally, research and development for products in the aerospace and defense sectors is funded by customers or the federal government.  The Company also engages in research testing of its products.  For the years ended May 31, 2025 and 2024, the Company expended $444,000 and $388,000, respectively, on product research.  For the years ended May 31, 2025 and 2024, government-funded research and development totaled $1,141,000 and $818,000, respectively. For the years ended May 31, 2025 and 2024, customer-funded research and development totaled $228,000 and $477,000, respectively.

Government Regulation

Compliance with federal, state, and local laws and regulations regulating the discharge of materials into the environment has had no material effect on the Company, and the Company believes that it is in substantial compliance with these laws and regulations.

The Company is subject to the Occupational Safety and Health Act ("OSHA") and the rules and regulations promulgated thereunder, which establish strict standards for the protection of employees, and impose fines for violations of such standards. The Company believes that it is in substantial compliance with OSHA and such rules and regulations promulgated thereunder.

The Company is also subject to regulations relating to production of products for the federal government.  These regulations allow for frequent governmental audits of the Company's operations and extensive testing of Company products.  The Company believes that it is in substantial compliance with these regulations.

Employees

As of May 31, 2025, the Company had 137 total employees, consisting of 135 full-time employees and two part-time employees. The Company has good relations with its employees, and none of the Company’s employees are covered by a collective bargaining agreement.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

In connection with the operation of the Company’s business, we identify, assess and manage key risks that may affect the Company, including material risks from cybersecurity threats, through our system security plan. Our system security plan is aligned with the 110 controls detailed in the NIST (SP) 800-171 and Department of Defense CMMC Level 2 guidelines for Cybersecurity. We have company-wide security policies, standards and controls that seek to incorporate best practices in security engineering, technology architecture and data protection. Our policies and controls include security measures designed to protect our systems against unauthorized access. We also maintain cybersecurity protection measures covering our information technology systems, including the protection of customer data, vendor data and employee information. We have also implemented specialized training and education programs to guard against cybersecurity incidents, including company-wide communications and presentations, phishing simulations, focused training for specific roles and a general cybersecurity training program required for all employees.

We engage third parties to perform regular reviews of our security controls which includes 24/7/365 security incident and event management as well as vulnerability services and penetration testing. Our processes to identify, assess and manage material risks from cybersecurity threats include risks associated with our use of third-party service providers, including cloud-based platforms. We oversee and identify cybersecurity risks from our third-party service providers in a number of ways, including appropriate due diligence in connection with service provider onboarding, robust security terms and conditions in our third-party service provider contracts and ongoing risk-based monitoring to ensure compliance with our cybersecurity standards. We believe that these policies and controls provide us with an appropriate assessment of potential cybersecurity threats.

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

Our Director of Information Technology, Mitch Reszczenski, is primarily responsible for assessing and managing our cybersecurity risks. Mr. Reszczenski has over 29 years of extensive information technology experience in highly successful manufacturing, engineering and financial organizations. Mr. Reszczenski provides regular updates on cybersecurity risks and threats and key developments in Company policies, practices and related risk exposures to the Chief Executive Officer and Chief Financial Officer. Additionally, senior management provides an update to the Board of Directors on cybersecurity matters at least once a year, and more often as appropriate.  The Board of Directors annually reviews and approves the capital and operating budgets, ultimately reviewing and approving the amount spent by the Company on cybersecurity measures.

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

Item 2.  Properties.

The Company's production facilities occupy approximately six acres on Tonawanda Island in North Tonawanda, New York and are comprised of four interconnected buildings and two adjacent buildings, each of which is owned by the Company.  The production facilities consist of a small parts plant (approximately 4,400 square feet), a large parts plant (approximately 13,500 square feet), and include a facility of approximately 7,000 square feet comprised of a test facility, storage area, pump area and the Company's general offices.  One adjacent building is a 27,000 square foot seismic assembly and test facility. This building contains overhead traveling cranes to allow dampers to be built up to 45 feet in length. It is also the site of three long bed damper test machines where seismic dampers manufactured by the Company will be tested at maximum force to satisfy customer specifications.  Another adjacent building (approximately 2,000 square feet) is used as a training facility.  These facilities total more than 54,000 square feet.  Adjacent to these facilities, the Company has a remote test facility used for shock testing.  This state-of-the-art test facility is 1,200 square feet.  The Company owns two additional industrial buildings on nine acres of land in the City of North Tonawanda located 1.4 miles from the Company’s headquarters on Tonawanda Island.  Total area of the two buildings is 46,000 square feet.  One building includes a machine shop containing custom-built machinery for boring, deep-hole drilling and turning of parts.  Another is used for painting and packaging parts and completed units.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock, $.025 par value per share (the “Common Stock”), trades on the Nasdaq Stock Market under the symbol “TAYD.”

Holders

As of August 1, 2025, the number of record holders of the Company's Common Stock was 340.  A substantial number of shares of the Company's Common Stock are held in street name.  The Company believes that the total number of beneficial owners of its Common Stock is approximately 3,400.

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

Application of Critical Accounting Policies and Estimates

The Company's consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles.  The preparation of the Company's financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported.  These estimates, assumptions and judgments are affected by management's application of accounting policies, which are discussed in Note 1, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements and elsewhere in the accompanying consolidated financial statements. As discussed below, our financial position or results of operations may be materially affected when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements.

Accounts Receivable

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. Accounts receivable are stated at an amount management expects to collect from outstanding balances. Management provides for estimated credit losses through a charge to expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts after considering the age of each receivable and communications with the customers involved. Balances that are collected, for which a credit to a valuation allowance had previously been recorded, result in a current-period reversal of the earlier transaction charging expense and crediting a valuation allowance. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable in the current period. The actual amount of accounts written off over the five year period ended May 31, 2025 equaled 0.2% of sales for that period. The balance of the valuation allowance has increased to $564,000 at May 31, 2025 from $29,000 at May 31, 2024 due to the uncertainty of collecting a $751,000 balance overdue on a structural project. The Company is in discussions with the customer regarding payment of this balance.

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

This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances, and product obsolescence.  Therefore, management of the Company has recorded an allowance for potential inventory obsolescence.  Based on certain assumptions and judgments made from the information available at that time, we determine the amount in the inventory allowance.  If these estimates and related assumptions or the market changes, we may be required to record additional reserves.  Historically, actual results have not varied materially from the Company's estimates.  There was $107,000 and $791,000 of inventory disposed of during the years ended May 31, 2025 and 2024, respectively.  The provision for potential inventory obsolescence was zero and $386,000 for the years ended May 31, 2025 and 2024, respectively.

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year), using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations.  Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.  Contract costs include labor, material and overhead.  Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process.  Adjustments to cost and profit estimates are made periodically due to changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements.  These changes may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Any losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.   If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion.  Historically, actual results have not varied materially from the Company's estimates.  Other sales to customers are recognized upon shipment to the customer based on contract prices and terms.  In the year ended May 31, 2025, 68% of revenue was recorded for contracts in which revenue was recognized over time while 32% was recognized at a point in time.  In the year ended May 31, 2024, 59% of revenue was recorded for contracts in which revenue was recognized over time while 41% was recognized at a point in time.

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

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible.  The Company provides a valuation allowance to the extent that deferred tax assets may not be realized.  A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable.  The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance.  In future years the Company will need to generate approximately $13.6 million of taxable income in order to realize our deferred tax assets recorded as of May 31, 2025 of $2,848,000.  This deferred tax asset balance is 31% ($671,000) higher than at the end of the prior year.  The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced.  If actual results differ from estimated results or if the Company adjusts these assumptions, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate.

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.

The Company and its subsidiary file consolidated federal and state income tax returns.  As of May 31, 2025, the Company had state investment tax credit carryforwards of approximately $493,000 expiring through May 2030.

Results of Operations

A summary of the period-to-period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the years ended May 31, 2025 and 2024
Increase /
(Decrease)
Sales, net	$1,710,000
Cost of goods sold	$1,071,000
Research and development costs	$56,000
Selling, general and administrative expenses	$436,000
Other income	$(35,000)
Income before provision for income taxes	$112,000
Provision for income taxes	$(302,000)
Net income	$414,000

For the year ended May 31, 2025 (All figures being discussed are for the year ended May 31, 2025 as compared to the year ended May 31, 2024).

	Year ended May 31		Change
	2025	2024	Amount	Percent
Net Revenue	$46,293,000	$44,583,000	$1,710,000	4%
Cost of sales	24,815,000	23,744,000	1,071,000	5%
Gross profit	$21,478,000	$20,839,000	$639,000	3%
… as a percentage of net revenues	46%	47%

The Company's consolidated results of operations showed a 4% increase in net revenues and an increase in net income of 5%. Revenues recorded in the year ended May 31, 2025 for long-term projects (“Project(s)”) were 19% higher than the level recorded in the prior year.  We had 37 Projects in process during the year ended May 31, 2025 compared with 39 during the same period last year.  Revenues recorded in the year ended May 31, 2025 for other-than long-term projects (non-projects) were 18% lower than the level recorded in the prior year.  The number of Projects in-process fluctuates from period to period.  The changes from the prior year to the year ended May 31, 2025 are not necessarily representative of future results.

Sales of the Company's products are made to three general groups of customers: industrial, structural and aerospace / defense. The Company saw a 3% increase from last year’s level in sales to structural customers who were seeking seismic / wind protection for either construction of new buildings and bridges or retrofitting existing buildings and bridges along with a 2% increase in sales to customers in aerospace / defense and a 24% increase in sales to customers using our products in industrial applications.

A breakdown of sales to these three general groups of customers, as a percentage of total net revenue for fiscal years ended May 31, 2025 and 2024 is as follows:

	Year ended May 31
	2025	2024
Industrial	9%	8%
Structural	32%	32%
Aerospace / Defense	59%	60%

Total sales within the U.S. decreased 5% from last year.  Total sales to Asia increased to $7.0 million from $2.0 million last year.  The shift in domestic and international sales concentration from the prior year is attributable to normal changes in structural project activity.  Net revenue by geographic region, as a percentage of total net revenue for fiscal years ended May 31, 2025 and 2024 is as follows:

	Year ended May 31
	2025	2024
U.S.	79%	86%
Asia	15%	4%
Other	6%	10%

The gross profit as a percentage of net revenue of 46% in the year ended May 31, 2025 is in line with the same period of the prior year.

At May 31, 2025, we had 142 open sales orders in our backlog with a total sales value of $27.1 million. At May 31, 2024, we had 134 open sales orders in our backlog with a total sales value of $33.1 million. $13.1 million of the current backlog is on Projects already in progress. $18.6 million of the $33.1 million sales order backlog at May 31, 2024 was in progress at that date. 75% of the sales value in the backlog is for aerospace / defense customers compared to 72% at the end of fiscal 2024. As a percentage of the total sales order backlog, orders from structural customers accounted for 19% at May 31, 2025 and 22% at May 31, 2024. The Company expects to recognize revenue for the majority of the backlog during the fiscal year ending May 31, 2026, with the remainder during the fiscal year ending May 31, 2027.

The Company's backlog, revenues, commission expense, gross margins, gross profits, and net income fluctuate from period to period.  Total sales in the current period and the changes in the current period compared to the prior period, are not necessarily representative of future results.

Research and Development Costs

	Years ended May 31		Change
	2025	2024	Amount	Percent
R & D	$ 444,000	$ 388,000	$ 56,000	14%
… as a percentage of net revenues	1.0%	0.9%

Research and development costs increased 14% from the prior year.

Selling, General and Administrative Expenses

	Years ended May 31		Change
	2025	2024	Amount	Percent
S G & A	$ 11,407,000	$ 10,971,000	$ 436,000	4%
… as a percentage of net revenues	25%	25%

Selling, general and administrative expenses increased 4% from the prior year, primarily from increased credit loss expense.

Operating Income

Operating income of $9,627,000 for the year ended May 31, 2025 increased 2% from the prior year, primarily from increased revenue.

Other Income

Other income decreased 2% from the prior year.  The decrease was driven by short-term investment interest income.

Provision for Income Taxes

The Company's effective tax rate (ETR) is calculated based upon current assumptions relating to the year's operating results and various tax related items.  The ETR for the fiscal year ended May 31, 2025 is 15%, compared to the ETR for the prior year of 18%.

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2025	2024
Computed tax provision at the expected statutory rate	$2,317,000	$2,293,000
Tax effect of permanent differences:
Research tax credits	(489,000)	(408,000)
Foreign-derived intangible income deduction	(225,000)	(142,000)
Stock option costs	(12,000)	49,000
Other permanent differences	24,000	3,000
Other	5,000	127,000
	$1,620,000	$1,922,000

The foreign-derived intangible income deduction is a tax deduction provided to corporations that sell goods or services to foreign customers.  It became available through the Tax Cuts and Jobs Act of 2017.

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

Capital expenditures for the year ended May 31, 2025 were $2,602,000 compared to $1,149,000 in the prior year.  Current year capital expenditures included new manufacturing machinery, testing equipment, upgrades to technology equipment and assembly / test facility improvements.  The Company has commitments to make capital expenditures of approximately $1,853,000 as of May 31, 2025.  These capital expenditures will be primarily for new manufacturing and testing equipment.

The Company has a $10,000,000 demand line of credit with M&T Bank, with interest payable at the Company's option of 30, 60 or 90 day SOFR rate plus 2.365%. There is no outstanding balance at May 31, 2025.  The line is secured by a negative pledge of the Company's real and personal property and is subject to renewal annually. The bank is not committed to make loans under this line of credit and no commitment fee is charged.

Management believes that the Company's cash on hand, cash flows from operations, and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations and capital improvements for the next twelve months.

Inventory and Maintenance Inventory

	May 31, 2025		May 31, 2024		Increase /(Decrease)
Raw materials	$627,000		$887,000		$(260,000)	-29%
Work-in-process	7,223,000		6,412,000		811,000	13%
Finished goods	263,000		213,000		50,000	23%
Inventory	8,113,000	88%	7,512,000	83%	601,000	8%
Maintenance and other inventory	1,108,000	12%	1,580,000	17%	(472,000)	-30%
Total	$9,221,000	100%	$9,092,000	100%	$129,000	1%

Inventory turnover	2.7		3.0

Inventory, at $8,113,000 as of May 31, 2025, is eight percent higher than at the prior year-end.  Of this, approximately 89% is work in process, 3% is finished goods, and 8% is raw materials.  All of the current inventory is expected to be consumed or sold within twelve months.  The level of inventory will fluctuate from time to time due to the stage of completion of the non-project sales orders in progress at the time.

The Company disposed of approximately $107,000 and $791,000 of obsolete inventory during the years ended May 31, 2025 and 2024, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB”) and Billings in Excess of Costs and Estimated Earnings (“BIEC”)

	May 31, 2025	May 31, 2024	Increase /(Decrease)
Accounts receivable	5,600,000	5,212,000	388,000	7%
CIEB	5,360,000	4,357,000	1,003,000	23%
Less: BIEC	4,382,000	5,601,000	(1,219,000)	-22%
Net	$ 6,578,000	$ 3,968,000	$ 2,610,000	66%

Number of an average day’s sales outstanding in accounts receivable (DSO)	32	39

The Company combines the totals of accounts receivable, the asset CIEB, and the liability BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date.  As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $5,600,000 as of May 31, 2025 includes no retainage by customers on long-term construction projects.  The number of an average day's sales outstanding in accounts receivable (DSO) was 32 days at May 31, 2025 and 39 days at May 31, 2024.  The Company increased its allowance for estimated credit losses to $564,000 at May 31, 2025 from $29,000 at May 31, 2024 due to the uncertainty of collecting a $751,000 overdue balance on a structural project.

The status of the projects in-progress at the end of the current and prior fiscal years have changed in the factors affecting the year-end balances in the asset CIEB, and the liability BIEC:

	2025	2024
Number of projects in progress at year-end	21	19
Aggregate percent complete at year-end	65%	53%
Average total value of projects in progress at year-end	$1,846,000	$2,089,000
Percentage of total value invoiced to customer	64%	56%

There are two more projects in-process at the end of the current fiscal year as compared with the prior year end and the average value of those projects has decreased by 12% between those two dates.

As noted above, CIEB represents revenues recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, provisions such as this are often not possible.  The $5,360,000 balance in this account at May 31, 2025 is a 23% increase from the prior year end.  This increase reflects the higher aggregate level of the percentage of completion of these Projects as of the current year end as compared with the Projects in process at the prior year end.  Generally, if progress billings are permitted under the terms of a project sales agreement, then the more complete the project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.  38% of the CIEB balance as of the end of the last fiscal quarter, February 28, 2025, was billed to those customers in the current fiscal quarter ended May 31, 2025.  The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

The year-end balances in the CIEB account are comprised of the following components:

	May 31, 2025	May 31, 2024
Costs	$ 8,514,000	$ 9,644,000
Estimated earnings	9,289,000	9,782,000
Less: Billings to customers	12,443,000	15,069,000
CIEB	$ 5,360,000	$ 4,357,000
Number of projects in progress	14	14

As noted above, BIEC represents billings to customers in excess of revenues recognized.  The $4,382,000 balance in this account at May 31, 2025 is in comparison to a $5,601,000 balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings," discussed above.  Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	May 31, 2025	May 31, 2024
Billings to customers	$12,253,000	$7,211,000
Less: Costs	3,985,000	933,000
Less: Estimated earnings	3,886,000	677,000
BIEC	$4,382,000	$5,601,000
Number of projects in progress	7	5

Accounts payable, at $1,119,000 as of May 31, 2025, is 22% less than the prior year end.  This decrease is normal fluctuation of this account and is not considered to be unusual.  The Company expects the current accounts payable amount to be paid during the next twelve months.

Accrued expenses of $4,072,000 decreased 13% from the prior year level of $4,664,000.  This change is due to decreases in accrued incentive compensation.

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

The Company's chief executive officer (its principal executive officer) and chief financial officer (its principal financial officer) have evaluated the Company's disclosure controls and procedures as of May 31, 2025 and have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)Management's report on internal control over financial reporting.

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2025.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework, updated in 2013.  Based on this assessment, management has concluded that, as of May 31, 2025, the Company's internal control over financial reporting is effective.

(c)Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Item 9B. Other Information.

Trading Plans

During the three months ended May 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

The information required by Items 10, 11, 12, 13 and 14 of this part will be presented in the Company's Proxy Statement to be delivered to shareholders in connection with the Company’s 2025 Annual Meeting of Shareholders, which information is hereby incorporated by reference into this Form 10-K.  The proxy materials, including the Proxy Statement and form of proxy, will be filed with the SEC within 120 days after the Company's fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets as of May 31, 2025 and 2024
(iii)	Consolidated Statements of Income for the years ended May 31, 2025 and 2024
(iv)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2025 and 2024
(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2025 and 2024
(vi)	Notes to Consolidated Financial Statements - May 31, 2025 and 2024
EXHIBITS:
3	Articles of incorporation and by-laws
(i)

Restated Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024, filed August 15, 2024.

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
(x)

Line of Credit Agreement between the Registrant and M&T Bank, dated August 30, 2017, incorporated by reference to Exhibit 10(x) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024, filed August 15, 2024.

(xi)

Amendment to Line of Credit Agreement, dated September 27, 2021, incorporated by reference to Exhibit 10(xi) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024, filed August 15, 2024.

(xii)

Employment Agreement dated as of June 14, 2018 between the Registrant and Alan R. Klembczyk, incorporated by reference to Exhibit 10(i) to the Registrant’s Current Report on Form 8-K, filed June 19, 2018.#

(xiii)

Employment Agreement dated as of August 9, 2021 between the Registrant and Timothy J. Sopko, incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed August 13, 2021.#

(xiv)

Employment Agreement dated as of September 11, 2023 between the Registrant and Paul M. Heary, incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K, filed September 11, 2023.#

(xv)	Executive Retirement and Transition Agreement dated as of January 14, 2025 between the Registrant and Alan R. Klembczyk.#

19	Taylor Devices, Inc. Policy Against Insider Trading.*
21	Subsidiaries of the Registrant.*
Tayco Realty Corporation is a New York corporation organized on September 8, 1977, owned by the Company.
23	Consent of Independent Registered Public Accounting Firm (appears on page 21 immediately preceding the Consolidated Financial Statements).*

31	Officer Certifications*
	(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
	(ii)	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Officer Certifications**
	(i)	Section 1350 Certification of Chief Executive Officer.
	(ii)	Section 1350 Certification of Chief Financial Officer.
97

Policy Relating to Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024, filed August 15, 2024.

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

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Timothy J. Sopko	Date:	August 15, 2025
Timothy J. Sopko
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Timothy J. Sopko	By:	/s/Paul Heary
	Timothy J. Sopko Chief Executive Officer and Director (Principal Executive Officer) August 15, 2025		Paul Heary Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
August 15, 2025

By:	/s/John Burgess	By:	/s/Robert M. Carey
	John Burgess, Director		Robert M. Carey, Director
	August 15, 2025		August 15, 2025

By:	/s/F. Eric Armenat	By:	/s/Alan R. Klembczyk
	F. Eric Armenat, Director		Alan R. Klembczyk, Director
	August 15, 2025		August 15, 2025

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of

Taylor Devices, Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K (Commission File Number 0-3498) of Taylor Devices, Inc. of our report dated August 15, 2025 and any reference thereto in the Annual Report to Shareholders for the fiscal year ended May 31, 2025.

We also consent to such incorporation by reference in Registration Statement Nos. 333-114085, 333-184809, 333-210660, 333-232121, and 333-268120 of Taylor Devices, Inc. on Form S-8 of our report dated August 15, 2025.

/s/Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

PCOAB ID: 130

Buffalo, New York

August 15, 2025

TAYLOR DEVICES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Taylor Devices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary (the Company) as of May 31, 2025 and 2024, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

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

Valuation of Inventory

Description of the Matter

As of May 31, 2025, the Company’s inventory balance was $8.1 million, net of a $23,000 allowance for obsolescence, its maintenance and other inventory balance was $1.1 million, net of an approximate $765,000 allowance for obsolescence.  As discussed in Note 5, maintenance and other inventory represents certain items that are estimated to have a product life-cycle in excess of twelve months the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  The Company evaluates its inventory for obsolescence on an ongoing basis by considering historical usage as well as requirements for future orders.

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

Buffalo, New York

August 15, 2025

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2025	2024

Assets
Current assets:
Cash and cash equivalents	$1,190,656	$2,831,471
Short-term investments	34,799,367	28,131,279
Accounts and other receivables, net (Note 2)	5,599,785	5,212,408
Inventory (Note 3)	8,113,321	7,512,052
Prepaid expenses	1,124,878	725,506
Prepaid income taxes	94,333	-
Costs and estimated earnings in excess of billings (Note 4)	5,360,499	4,356,565
Total current assets	56,282,839	48,769,281

Maintenance and other inventory, net (Note 5)	1,107,875	1,579,829
Property and equipment, net (Note 6)	12,074,172	11,180,933
Patents, net	270,370	292,593
Cash value of life insurance, net	219,444	214,824
Other assets	65,420	27,343
Deferred income taxes (Note 10)	1,598,000	1,012,615
	$71,618,120	$63,077,418
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,119,240	$1,438,847
Accrued expenses (Note 8)	4,072,436	4,664,463
Billings in excess of costs and estimated earnings (Note 4)	4,382,067	5,601,274
Accrued income taxes	-	126,148
Total current liabilities	9,573,743	11,830,732

Stockholders' Equity:
Common stock, $0.025 par value, authorized 8,000,000 shares, issued 4,196,470 and 4,165,315 shares	104,835	104,056
Paid-in capital	14,544,580	12,959,531
Retained earnings	60,540,154	51,127,018
	75,189,569	64,190,605
Treasury stock – 1,051,688 and 1,046,742 shares at cost	(13,145,192)	(12,943,919)
Total stockholders' equity	62,044,377	51,246,686
	$71,618,120	$63,077,418

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2025	2024

Sales, net (Note 9)	$46,292,725	$44,582,807

Cost of goods sold	24,814,581	23,743,554

Gross profit	21,478,144	20,839,253
Research and development costs	444,000	388,476
Selling, general and administrative expenses	11,406,817	10,971,358

Operating income	9,627,327	9,479,419

Other income
Interest, net	1,402,440	1,426,584
Miscellaneous	3,369	14,759
Total other income, net	1,405,809	1,441,343

Income before provision for income taxes	11,033,136	10,920,762

Provision for income taxes (Note 10)	1,620,000	1,922,000

Net income	$9,413,136	$8,998,762

Basic earnings per common share (Note 11)	$3.01	$2.68
Diluted earnings per common share (Note 11)	$2.87	$2.58

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

For the years ended May 31,	2025	2024

Common Stock
Beginning of period	$104,056	$102,127
Issuance of shares for employee stock purchase plan	4	10
Issuance of shares for employee stock option plan	775	1,919
End of period	104,835	104,056

Paid-in Capital
Beginning of period	12,959,531	10,947,089
Issuance of shares for employee stock purchase plan	6,432	9,904
Issuance of shares for employee stock option plan	356,108	955,286
Stock options issued for services	1,222,509	1,047,252
End of period	14,544,580	12,959,531

Retained Earnings
Beginning of period	51,127,018	42,128,256
Net income	9,413,136	8,998,762
End of period	60,540,154	51,127,018

Treasury Stock
Beginning of period	(12,943,919)	(3,084,742)
Issuance of shares for employee stock option plan	(201,273)	(715,599)
Repurchase of shares	-	(9,143,578)
End of period	(13,145,192)	(12,943,919)

Total stockholders' equity	$62,044,377	$51,246,686

See notes to consolidated financial statements

TAYLOR DEVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the years ended May 31,	2025	2024

Operating activities:
Net income	$9,413,136	$8,998,762
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,708,849	1,690,239
Amortization	22,223	7,407
Stock options issued for services	1,222,509	1,047,252
Credit loss expense	535,000	-
Provision for inventory obsolescence	-	385,744
Deferred income taxes	(585,385)	(444,000)
Changes in other assets and liabilities:
Accounts and other receivables	(922,377)	341,096
Inventory	(129,315)	(2,533,181)
Prepaid expenses	(399,372)	(285,899)
Prepaid income taxes	(94,333)	228,947
Costs and estimated earnings in excess of billings	(1,003,934)	(232,383)
Accounts payable	(319,607)	(278,810)
Accrued expenses	(592,027)	586,141
Billings in excess of costs and estimated earnings	(1,219,207)	3,608,804
Accrued income taxes	(126,148)	126,148
Other assets	(38,077)	(27,343)
Net operating activities	7,471,935	13,218,924

Investing activities:
Acquisition of property and equipment	(2,602,088)	(1,149,388)
Patent expenditures	-	(300,000)
Increase in short-term investments	(6,668,088)	(3,616,522)
Increase in cash value of life insurance	(4,620)	(4,704)
Net investing activities	(9,274,796)	(5,070,614)

Financing activities:
Proceeds from issuance of common stock	363,319	967,119
Acquisition of treasury stock	(201,273)	(9,859,177)
Net financing activities	162,046	(8,892,058)

Net change in cash and cash equivalents	(1,640,815)	(743,748)

Cash and cash equivalents - beginning	2,831,471	3,575,219
Cash and cash equivalents - ending	$1,190,656	$2,831,471

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

The chief operating decision maker is the Chief Executive Officer who assesses performance for the business (and lone segment) and decides how to allocate resources based on net income as reported in a format consistent with the consolidated statements of income included in these consolidated financial statements. The measure of segment assets is as reported on the consolidated balance sheets in these consolidated financial statements.

79% of the Company's 2025 revenue was generated from sales to customers in the United States and 15% was from sales to customers in Asia.  Remaining sales were to customers in other countries in North America, Europe, Australia, and South America.

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

Short-Term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at May 31, 2025 and May 31, 2024 include money market funds, U.S. treasury securities and corporate bonds stated at fair value, which approximates cost.  Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

The short-term investments are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

Accounts and Other Receivables:

Accounts and other receivables are stated at an amount management expects to collect from outstanding balances.  Management provides for estimated credit losses through a charge to expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to the receivable.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts which are, therefore, not distinct. Promised goods or services that are immaterial in the context of the contract are not separately assessed as performance obligations.

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year), using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the Company’s performance obligations.  Incurred costs represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.  Contract costs include labor, material and overhead.  Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  Other sales to customers are recognized upon shipment to the customer based on contract prices and terms.  In the year ended May 31, 2025, 68% of revenue was recorded for contracts in which revenue was recognized over time while 32% was recognized at a point in time.  In the year ended May 31, 2024, 59% of revenue was recorded for contracts in which revenue was recognized over time while 41% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered.  As of May 31, 2025 and 2024, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred.  These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

Shipping and Handling Costs:

Shipping and handling costs on incoming inventory items are classified as a component of cost of goods sold, while shipping and handling costs on outgoing shipments to customers are classified as a component of selling, general and administrative expenses. The amounts of these costs classified as a component of selling, general and administrative expenses were $239,182 and $190,939 for the years ended May 31, 2025 and 2024. Shipping and handling activities that occur after the customer has obtained control of the product are considered fulfillment activities, not performance obligations.

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

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.  The Company did not have any accrued interest or penalties included in its consolidated balance sheets at May 31, 2025 and 2024.  The Company recorded no interest expense or penalties in its consolidated statements of income during the years ended May 31, 2025 and 2024.

The Company believes it is no longer subject to examination by federal and state taxing authorities for years prior to May 31, 2022.

Sales Taxes:

Certain jurisdictions impose a sales tax on Company sales to nonexempt customers.  The Company collects these taxes from customers and remits the entire amount as required by the applicable law.  The Company excludes from revenues and expenses the tax collected and remitted.

Stock-Based Compensation:

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The stock-based compensation expense for the years ended May 31, 2025 and 2024 was $1,222,509 and $1,047,252.

New Accounting Standards:

Any recently issued Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

2.  Accounts and Other Receivables:

	2025	2024
Customers	$6,164,251	$5,241,874
Customers – retention	-	-
	6,164,251	5,241,874
Less allowance for estimated credit losses	564,466	29,466
	$5,599,785	$5,212,408

Retention receivable from customers represents amounts invoiced to customers where payments have been partially withheld pending completion of the project.  The Company increased its allowance for estimated credit losses due to the uncertainty of collecting a $751,000 balance overdue on a structural project.  The Company is in discussion with the customer regarding payment of this balance.

All other amounts are expected to be collected within the next fiscal year.

3.  Inventory:

	2025	2024
Raw materials	$627,616	$886,947
Work-in-process	7,222,613	6,412,497
Finished goods	286,092	271,608
	8,136,321	7,571,052
Less allowance for obsolescence	23,000	59,000
	$8,113,321	$7,512,052

4.  Costs and Estimated Earnings on Uncompleted Contracts:

	2025	2024
Costs incurred on uncompleted contracts	$12,499,313	$10,576,401
Estimated earnings	13,175,240	10,459,240
	25,674,553	21,035,641
Less billings to date	24,696,121	22,280,350
	$978,432	$(1,244,709)

Amounts are included in the accompanying balance sheets under the following captions:

	2025	2024
Costs and estimated earnings in excess of billings	$5,360,499	$4,356,565
Billings in excess of costs and estimated earnings	4,382,067	5,601,274
	$978,432	$(1,244,709)

The following summarizes the status of Projects in progress as of May 31, 2025 and 2024:

	2025	2024
Number of Projects in progress	21	19
Aggregate percent complete	65%	53%
Aggregate amount remaining	$13,100,204	$18,650,312
Percentage of total value invoiced to customer	64%	56%

The Company expects to recognize the majority of remaining revenue on all open projects during the May 31, 2026 fiscal year.

Revenue recognized during the years ended May 31, 2025 and 2024 for amounts included in billings in excess of costs and estimated earnings as of the beginning of the year amounted to $5,601,000, and $1,992,000.

5.  Maintenance and Other Inventory:

	2025	2024
Maintenance and other inventory	$ 1,872,931	$ 2,416,748
Less allowance for obsolescence	765,056	836,919
	$ 1,107,875	$ 1,579,829

Maintenance and other inventory represent stock that is estimated to have a product life-cycle in excess of twelve-months.  This stock represents certain items the Company is required to maintain for service of products sold, and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to technical obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Therefore, management of the Company has recorded an allowance for potential inventory obsolescence.  $107,000 and $791,000 of inventory was disposed of during the years ended May 31, 2025 and 2024.  The provision for potential inventory obsolescence was zero and $386,000 for the years ended May 31, 2025 and 2024.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

6.  Property and Equipment:

	2025	2024
Land	$195,220	$195,220
Buildings and improvements	10,160,842	10,054,459
Machinery and equipment	17,950,644	15,956,076
Office furniture and equipment	3,193,150	3,113,921
Autos and trucks	91,717	24,818
Land improvements	662,168	662,168
	32,253,741	30,006,662
Less accumulated depreciation	20,179,569	18,825,729
	$12,074,172	$11,180,933

Depreciation expense was $1,708,849 and $1,690,239 for the years ended May 31, 2025 and 2024.

The Company has commitments to make capital expenditures of approximately $1,853,000 as of May 31, 2025.

7.  Short-Term Borrowings:

The Company has available a $10,000,000 bank demand line of credit from a bank, with interest payable at the Company's option of 30, 60 or 90 day SOFR rate plus 2.365%. The line is secured by a negative pledge of the Company's real and personal property and is subject to renewal annually.

There is no amount outstanding under the line of credit at May 31, 2025 or 2024.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis.  Outstanding checks under this arrangement totaled $97,673 and $372,347 as of May 31, 2025 and 2024.  These amounts are included in accounts payable on the accompanying balance sheets.

8.  Accrued Expenses:

	2025	2024
Customer deposits	$104,825	$285,689
Personnel costs	3,214,157	3,763,777
Other	753,454	614,997
	$4,072,436	$4,664,463

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

	2025	2024
Structural	$ 14,827,044	$ 14,406,863
Aerospace / Defense	27,134,038	26,675,321
Industrial	4,331,643	3,500,623
	$ 46,292,725	$ 44,582,807

Sales to two customers approximated 36% (21% and 15% respectively) of net sales for 2025. Sales to a single customer approximated 21% of net sales for 2024.

10.  Income Taxes:

2025		2024
Current tax provision:
Federal	$2,204,000	$2,365,000
State	1,000	1,000
	2,205,000	2,366,000
Deferred tax provision (benefit):
Federal	(585,000)	(444,000)
State	-	-
	(585,000)	(444,000)
	$1,620,000	$1,922,000

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2025	2024
Computed tax provision at the expected statutory rate	$2,317,000	$2,293,400
Tax effect of permanent differences:
Research tax credits	(489,692)	(407,675)
Foreign-derived intangible income deduction	(224,700)	(142,100)
Stock option costs	(11,682)	48,500
Other permanent differences	24,300	2,800
Other	4,774	127,075
	$1,620,000	$1,922,000
Effective income tax rate	14.7%	17.6%

Significant components of the Company's deferred tax assets and liabilities consist of the following:

	2025	2024
Deferred tax assets:
Allowance for estimated credit losses	$118,500	$6,200
Tax inventory adjustment	52,600	57,300
Allowance for obsolete inventory	165,500	188,100
Accrued vacation	169,600	163,000
Warranty reserve	112,500	100,700
R&D capitalization	2,111,200	1,479,800
Stock options issued for services	117,700	181,200
	2,847,600	2,176,300
Deferred tax liabilities:
Excess tax depreciation	(1,249,600)	(1,163,685)
Net deferred tax assets	$1,598,000	$1,012,615

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible.  The Company provides a valuation allowance to the extent that deferred tax assets may not be realized.  A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable.  The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance.  The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced.  The Company will need to generate approximately $13.6 million in taxable income in future years in order to realize the deferred tax assets recorded as of May 31, 2025 of $2,847,600.

The Company and its subsidiary file consolidated Federal and State income tax returns.  As of May 31, 2025, the Company had State investment tax credit carryforwards of approximately $493,000 expiring through May 2030.

11.  Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period.  Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2025	2024
Average common shares outstanding	3,131,134	3,353,077
Common shares issuable under stock option plans	147,555	135,711
Average common shares outstanding assuming dilution	3,278,689	3,488,788

12.  Employee Stock Purchase Plan:

In March 2004, the Company reserved 295,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan.  Participation in the employee stock purchase plan is voluntary for all eligible employees of the Company.  Purchase of common shares can be made by employee contributions through payroll deductions and without brokers’ fees.  At the end of each calendar quarter, the employee contributions will be applied to the purchase of common shares using a share value equal to the mean between the closing bid and ask prices of the stock on that date.  These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan.  During the years ended May 31, 2025 and 2024, 155 ($32.51 to $49.40 price per share) and 372 ($21.70 to $48.89 price per share) common shares, respectively, were issued to employees. As of May 31, 2025, 215,838 shares were reserved for further issue.

13.  Stock Option Plans:

In 2022, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options.  The incentive stock options qualify for preferential treatment under the Internal Revenue Code.  Under this plan, 260,000 shares of common stock have been reserved for grant to key employees and directors of the Company and 233,800 shares have been granted as of May 31, 2025. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.

Using the Black-Scholes option pricing model, the weighted average estimated fair value of each option granted under the plan was $13.61 during 2025 and $12.32 during 2024.  The pricing model uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of the Company's stock.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding.  The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation model.  The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	2025	2024
Risk-free interest rate	3.87%	4.00%
Expected life in years	4.2	4.3
Expected volatility	39%	37%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding - May 31, 2023	333,000	$12.70	$2,016,961
Options granted	85,000	$34.04
Less: options exercised	76,750	$12.54
Less: options expired	750	-
Outstanding - May 31, 2024	340,500	$18.07	$11,185,815
Options granted	89,800	$37.24
Less: options exercised	31,000	$11.51
Less: options expired	-	-
Outstanding - May 31, 2025	399,300	$22.89	$6,341,305

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of the balance sheet dates.  The aggregate intrinsic value of outstanding options as of the end of each fiscal year is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the-money at that date (309,500 at May 31, 2025 and 340,500 at May 31, 2024).  The Company's closing stock price was $36.93 and $50.92 as of May 31, 2025 and 2024.  As of May 31, 2025, there are 26,200 options available for future grants under the 2022 stock option plan.  $356,883 was received from the exercise of options during the fiscal year ended May 31, 2025; $957,205 was received from the exercise of options during the fiscal year ended May 31, 2024.

The following table summarizes information about stock options outstanding at May 31, 2025:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price
$ 9.01-$10.00	45,000	5.8	$ 9.71
$10.01-$11.00	15,250	3.7	$10.21
$11.01-$12.00	99,000	5.4	$11.72
$12.01-$13.00	6,000	1.7	$12.41
$13.01-$14.00	10,000	1.9	$13.80
$16.01-$17.00	10,000	0.9	$16.40
$19.01-$20.00	47,500	7.3	$19.89
$20.01-$21.00	33,750	8.4	$20.78
$30.01-$31.00	43,000	9.9	$30.55
$43.01-$44.00	46,800	9.4	$43.38
$46.01-$47.00	43,000	8.9	$46.99
$ 9.01-$47.00	399,300	6.9	$22.89

The following table summarizes information about stock options outstanding at May 31, 2024:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price
$ 9.01-$10.00	55,000	7.0	$ 9.67
$10.01-$11.00	15,250	4.7	$10.21
$11.01-$12.00	106,250	6.5	$11.72
$12.01-$13.00	19,000	1.5	$12.36
$13.01-$14.00	10,000	2.9	$13.80
$16.01-$17.00	10,000	1.9	$16.40
$19.01-$20.00	47,500	8.3	$19.89
$20.01-$21.00	34,500	9.4	$20.78
$46.01-$47.00	43,000	9.9	$46.99
$ 9.01-$47.00	340,500	6.9	$18.07

14.  Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code.  The Company matches a percentage of employee voluntary salary deferrals subject to limitations.  The Company may also make discretionary contributions as determined annually by the Company's Board of Directors.  The amount expensed under the plan was $462,445 and $431,720 for the years ended May 31, 2025 and 2024.

15.  Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

The fair values of short-term investments were determined as described in Note 1.

16.  Cash Flows Information:

	2025	2024

Interest paid	None	None

Income taxes paid	$2,425,000	$2,010,000

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

Discovery relating to the Action remains ongoing and is expected to conclude on or about December 24, 2025, and the deadline to file dispositive motions has been extended to March 11, 2026.

At present, the Company is unable to determine the likelihood of an unfavorable outcome or to quantify a potential loss.