Form 10-Q
period 2025-08-31
TAYLOR DEVICES, INC.
filed 2025-10-01
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended August 31, 2025

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 1, 2025 was 3,147,497.

TAYLOR DEVICES, INC.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Part I - Financial Information Item 1. Financial Statements Condensed Consolidated Balance Sheets	(Unaudited)
	August 31,	May 31,
	2025	2025

Assets
Current assets:
Cash and cash equivalents	$2,153,006	$1,190,656
Short-term investments	34,151,464	34,799,367
Accounts and other receivables, net	4,523,521	5,599,785
Inventory	8,504,958	8,113,321
Costs and estimated earnings in excess of billings	4,704,141	5,360,499
Other current assets	1,590,817	1,219,211
Total current assets	55,627,907	56,282,839

Maintenance and other inventory, net	1,208,346	1,107,875
Property and equipment, net	11,806,321	12,074,172
Patents, net	264,814	270,370
Other assets	285,956	284,864
Deferred income taxes	1,098,000	1,598,000
	$70,291,344	$71,618,120
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,032,023	$1,119,240
Accrued expenses	2,143,169	4,072,436
Billings in excess of costs and estimated earnings	2,864,793	4,382,067
Total current liabilities	6,039,985	9,573,743

Stockholders' equity:
Common stock and additional paid-in capital	14,697,809	14,649,415
Retained earnings	62,730,238	60,540,154
	77,428,047	75,189,569
Treasury stock - at cost	(13,176,688)	(13,145,192)
Total stockholders’ equity	64,251,359	62,044,377
	$70,291,344	$71,618,120

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)
	For the three months ended August 31,
	2025	2024

Sales, net	$9,918,350	$11,617,856

Cost of goods sold	5,479,606	6,114,226

Gross profit	4,438,744	5,503,630

Research and development costs	80,817	69,192
Selling, general and administrative expenses	2,112,660	2,529,537

Operating income	2,245,267	2,904,901

Other income	383,817	376,754

Income before provision for income taxes	2,629,084	3,281,655

Provision for income taxes	439,000	615,000

Net income	$2,190,084	$2,666,655

Basic and diluted earnings per common share	$0.70	$0.85

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
	(Unaudited)
	For the three months ended August 31,
	2025	2024

Common Stock
Beginning of period	$104,835	$104,056
Issuance of shares for employee stock purchase plan	1	1
Issuance of shares for employee stock option plan	85	19
End of period	104,921	104,076
Paid-in Capital
Beginning of period	14,544,580	12,959,531
Issuance of shares for employee stock purchase plan	1,316	2,426
Issuance of shares for employee stock option plan	46,992	8,567
End of period	14,592,888	12,970,524
Retained Earnings
Beginning of period	60,540,154	51,127,018
Net income	2,190,084	2,666,655
End of period	62,730,238	53,793,673
Treasury Stock
Beginning of period	(13,145,192)	(12,943,919)
Issuance of shares for employee stock option plan	(31,496)	-
End of period	(13,176,688)	(12,943,919)
Total stockholders' equity	$64,251,359	$53,924,354

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	For the three months ended August 31,
	2025	2024

Operating activities:
Net income	$2,190,084	$2,666,655
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	452,838	380,178
Amortization	5,556	5,556
Deferred income taxes	500,000	-
Changes in other assets and liabilities:
Accounts and other receivables, net	1,076,264	(1,567,171)
Inventory	(492,108)	(345,691)
Costs and estimated earnings in excess of billings	656,358	23,467
Other current assets	(371,606)	(892,391)
Accounts payable	(87,217)	409,075
Accrued expenses	(1,929,267)	(1,652,262)
Billings in excess of costs and estimated earnings	(1,517,274)	(2,616,913)
Net operating activities	483,628	(3,589,497)

Investing activities:
Acquisition of property and equipment	(184,987)	(246,962)
Decrease in short-term investments	647,903	3,158,584
Other investing activities	(1,092)	(1,113)
Net investing activities	461,824	2,910,509

Financing activities:
Proceeds from issuance of common stock, net	48,394	11,013
Acquisition of treasury stock	(31,496)	-
Net financing activities	16,898	11,013
Net change in cash and cash equivalents	962,350	(667,975)

Cash and cash equivalents - beginning	1,190,656	2,831,471

Cash and cash equivalents - ending	$2,153,006	$2,163,496

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2025 and May 31, 2025, the results of operations for the three months ended August 31, 2025 and 2024, and cash flows for the three months ended August 31, 2025 and 2024. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on August 15, 2025 (the “Form 10-K”).

2.The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.For the three-month periods ended August 31, 2025 and 2024, the net income was divided by 3,146,140 and 3,118,975, respectively, which is net of the Treasury shares, to calculate the net income per share.

5.The results of operations for the three-month period ended August 31, 2025 are not necessarily indicative of the results to be expected for the full year.

6.Recently issued Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) guidance has either been implemented or is not significant to the Company.

7.Short-term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at August 31, 2025 and May 31, 2025 include money market funds, U.S. treasury securities and corporate bonds stated at fair value, which approximates cost. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

The short-term investments are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

8.Inventory:

	August 31, 2025	May 31, 2025
Raw materials	$793,481	$627,616
Work-in-process	7,452,002	7,222,613
Finished goods	266,475	286,092
	8,511,958	8,136,321
Less allowance for obsolescence	7,000	23,000
	$8,504,958	$8,113,321

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the three months ended August 31, 2025, 55% of revenue was recorded for contracts in which revenue was recognized over time while 45% was recognized at a point in time. In the three months ended August 31, 2024, 61% of revenue was recorded for contracts in which revenue was recognized over time while 39% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of August 31, 2025 and May 31, 2025, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

10.Accrued Expenses:

	August 31, 2025	May 31, 2025
Customer deposits	$-	$104,825
Personnel costs	1,376,087	3,214,157
Other	767,082	753,454
	$2,143,169	$4,072,436

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

Results of Operations

A summary of the period-to-period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2025 and 2024
Increase /
(Decrease)
Sales, net	$(1,700,000)
Cost of goods sold	$(635,000)
Research and development costs	$ 12,000
Selling, general and administrative expenses	$(417,000)
Other income	$ 7,000
Income before provision for income taxes	$(653,000)
Provision for income taxes	$(176,000)
Net income	$(477,000)

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

For the three months ended August 31, 2025 (All figures discussed are for the three months ended August 31, 2025 as compared to the three months ended August 31, 2024).

	Three months ended August 31		Change
	2025	2024	Amount	Percent
Sales, net	$9,918,000	$11,618,000	$(1,700,000)	-15%
Cost of goods sold	5,479,000	6,114,000	(635,000)	-10%
Gross profit	$4,439,000	$5,504,000	$(1,065,000)	-19%
… as a percentage of net revenues	45%	47%

The Company's consolidated results of operations showed a 15% decrease in net revenues and an 18% decrease in net income.  Revenues recorded in the quarter ended August 31, 2025 for long-term projects were 23% lower than the level recorded in the prior year.  The Company had 25 long-term projects in process during the quarter ended August 31, 2025 as compared to 23 during the same period last year.  Revenues recorded in the quarter ended August 31, 2025 for other-than long-term projects were 2% lower than the level recorded in the prior year. Total sales within the U.S. during the quarter ended August 31, 2025 decreased 9% from the same period last year.  Total sales to Asia during the quarter ended August 31, 2025 decreased 44% from the same period of the prior year.  The change in domestic and international sales concentration from the prior year is attributed to normal fluctuations in structural project activity.  Sales decreases were recorded over the same period last year to customers in aerospace / defense (26%) and industrial customers (19%) with an increase to customers involved in construction of buildings and bridges (11%).

The gross profit as a percentage of net revenue of 45% in the quarter ended August 31, 2025 is two percentage points lower than the same period of the prior year (47%).

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense.  A breakdown of sales to the three general groups of customers is as follows:

	Three months ended August 31
	2025	2024
Industrial	11%	12%
Structural	38%	29%
Aerospace / Defense	51%	59%

At August 31, 2024, the Company had 118 open sales orders in our backlog with a total sales value of $28.4 million. At August 31, 2025, the Company had 127 open sales orders in our backlog, with a total sales value of $27.9 million.  The Company expects to recognize revenue for the majority of the backlog during the current fiscal year.

The Company's backlog, revenues, gross profits, and net income fluctuate from period to period. The changes in the quarter ended August 31, 2025 compared to the same period in the prior year are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the three-month periods ended August 31, 2025 and 2024, is as follows:

	Three months ended August 31
	2025	2024
US	83%	78%
Asia	9%	14%
Other	8%	8%

Research and Development Costs

	Three months ended August 31		Change
	2025	2024	Amount	Percent
R & D	$ 81,000	$ 69,000	$ 12,000	17%
… as a percentage of net revenues	0.8%	0.6%

Research and development costs increased $12,000 during the quarter ended August 31, 2025, from the same period in the prior year.

Selling, General and Administrative Expenses

	Three months ended August 31		Change
	2025	2024	Amount	Percent
S G & A	$ 2,113,000	$ 2,530,000	$ (417,000)	-16%
… as a percentage of net revenues	21%	22%

Selling, general and administrative expenses during the quarter ended August 31, 2025 decreased 16% from the same period in the prior year.  This change is primarily due to lower employee incentive compensation accruals.

Operating Income

Operating income was $2,245,000 for the three-month period ended August 31, 2025, lower than the $2,905,000 in the same period of the prior year.  The decrease in operating income was attributed to lower gross margin associated with reduced revenue.

Other Income

Other income was $384,000 for the three-month period ended August 31, 2025, a 2% increase from the same period of the prior year. This increase was driven by short-term investment interest income.

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

Capital expenditures for the three months ended August 31, 2025 were $185,000 compared to $247,000 in the same period of the prior year. As of August 31, 2025, the Company has commitments for capital expenditures totaling $2,751,000 during the next twelve months. The Company is evaluating additional capital expenditures to expand capacity.

Inventory and Maintenance Inventory

	August 31, 2025		May 31, 2025		Increase /(Decrease)
Raw materials	$794,000		$627,000		$167,000	27%
Work-in-process	7,452,000		7,223,000		229,000	3%
Finished goods	259,000		263,000		(4,000)	-2%
Inventory	8,505,000	88%	8,113,000	88%	392,000	5%
Maintenance and other inventory	1,208,000	12%	1,108,000	12%	100,000	9%
Total	$9,713,000	100%	$9,221,000	100%	$492,000	5%

Inventory turnover	2.3		2.7

NOTE: Inventory turnover is annualized for the three-month period ended August 31, 2025.

Inventory, at $8,505,000 as of August 31, 2025, is $392,000 higher than the prior year-end level of $8,113,000. Approximately 88% of the inventory as of August 31, 2025 was work-in-process, 3% was finished goods, and 9% was raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was zero for both the three-month periods ended August 31, 2025 and 2024.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	August 31, 2025	May 31, 2025	Increase /(Decrease)
Accounts receivable	$4,524,000	$5,600,000	$(1,076,000)	-19%
CIEB	4,704,000	5,360,000	(656,000)	-12%
Less: BIEC	2,865,000	4,382,000	(1,517,000)	-35%
Net	$6,363,000	$6,578,000	$(215,000)	-3%

Number of an average day’s sales outstanding in accounts receivable	41	32

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $4,524,000 as of August 31, 2025 includes $484,000 of an allowance for estimated credit losses (“Allowance”). The accounts receivable balance as of May 31, 2025 of $5,600,000 included an Allowance of $564,000. The decrease to the Allowance was due to collections against an overdue structural project balance.  After discussions with the customer regarding payment of this balance, the overdue balance has been reduced from $751,000 at prior year end to $591,000 at August 31, 2025.  The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 32 days at May 31, 2025 to 41 days at August 31, 2025. The DSO is a function of (1) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and (2) the level of accounts receivable at the balance sheet date.  The Company expects to collect the net accounts receivable balance during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, these contract provisions are often not possible to obtain. The $4,704,000 balance in CIEB at August 31, 2025 is 12% lower than the prior year-end balance. This decrease is the result of normal flow of the long-term projects through production with billings to the customers as permitted in the related contracts.  36% of the CIEB balance as of the end of the last fiscal quarter, May 31, 2025, was billed to those customers in the quarter ended August 31, 2025. The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

The balances in CIEB are comprised of the following components:

	August 31, 2025	May 31, 2025
Costs	$ 7,176,000	$ 8,514,000
Estimated Earnings	4,791,000	9,289,000
Less: Billings to customers	7,263,000	12,443,000
CIEB	$ 4,704,000	$ 5,360,000
Number of projects in progress	14	14

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $2,865,000 balance in BIEC at August 31, 2025 is down 35% from the $4,382,000 balance at the end of the prior year. The balance in BIEC fluctuates in the same manner and for the same reasons as the CIEB, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in BIEC are comprised of the following components:

	August 31, 2025	May 31, 2025
Billings to customers	$13,516,000	$12,253,000
Less: Costs	5,299,000	3,985,000
Less: Estimated Earnings	5,352,000	3,886,000
BIEC	$2,865,000	$4,382,000
Number of projects in progress	8	7

Summary of factors affecting the balances in CIEB and BIEC:

	August 31, 2025	May 31, 2025
Number of projects in progress	22	21
Aggregate percent complete	74%	65%
Average total sales value of projects in progress	$1,455,000	$1,846,000
Percentage of total value invoiced to customer	65%	64%

The Company's backlog of sales orders at August 31, 2025 is $27.9 million, up from $27.1 million at the end of the prior year. Of the Company’s backlog as of August 31, 2025, $9.5 million was on projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,032,000 as of August 31, 2025, is 8% lower than the prior year-end. Accrued expenses decreased 47% from the prior year-end, to $2,143,000, due to the payout of fiscal year 2025 incentive compensation.  The Company expects the accrued amounts to be paid or applied during the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information called for by this item.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company's chief executive officer (its principal executive officer) and chief financial officer (its principal financial officer) have evaluated the Company's disclosure controls and procedures as of August 31, 2025 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended August 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TAYLOR DEVICES, INC.
(Registrant)

Date:	October 1, 2025	/s/ Paul Heary
Paul Heary Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)