Form 10-Q
period 2025-11-30
TAYLOR DEVICES, INC.
filed 2025-12-31
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended November 30, 2025

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of December 31, 2025 was 3,153,117.

TAYLOR DEVICES, INC.

Part I – Financial Information Item 1. Financial Statements TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	November 30,	May 31,
	2025	2025

Assets
Current assets:
Cash and cash equivalents	$1,956,030	$1,190,656
Short-term investments	38,787,922	34,799,367
Accounts receivable, net	5,180,955	5,599,785
Inventory	7,867,303	8,113,321
Costs and estimated earnings in excess of billings	2,424,165	5,360,499
Other current assets	1,712,737	1,219,211
Total current assets	57,929,112	56,282,839

Maintenance and other inventory, net	1,162,840	1,107,875
Property and equipment, net	12,659,629	12,074,172
Patents, net	259,258	270,370
Other assets	287,279	284,864
Deferred income taxes	546,000	1,598,000
	$72,844,118	$71,618,120
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,616,645	$1,119,240
Accrued expenses	2,544,802	4,072,436
Billings in excess of costs and estimated earnings	1,621,647	4,382,067
Total current liabilities	5,783,094	9,573,743

Stockholders' equity:
Common stock and additional paid-in capital	15,531,385	14,649,415
Retained earnings	64,738,862	60,540,154
	80,270,247	75,189,569
Treasury stock - at cost	(13,209,223)	(13,145,192)
Total stockholders’ equity	67,061,024	62,044,377
	$72,844,118	$71,618,120

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended		For the six months ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024

Sales, net	$11,603,472	$8,548,881	$21,521,822	$20,166,737

Cost of goods sold	6,144,121	4,662,781	11,623,727	10,777,007

Gross profit	5,459,351	3,886,100	9,898,095	9,389,730

Research and development costs	214,370	102,922	295,187	172,114
Selling, general and administrative expenses	3,015,688	2,838,993	5,128,348	5,368,530

Operating income	2,229,293	944,185	4,474,560	3,849,086

Other income	424,331	307,871	808,148	684,625

Income before provision for income taxes	2,653,624	1,252,056	5,282,708	4,533,711

Provision for income taxes	645,000	195,896	1,084,000	810,896

Net income	$2,008,624	$1,056,160	$4,198,708	$3,722,815

Basic and diluted earnings per common share	$0.64	$0.34	$1.33	$1.19

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
	(Unaudited)		(Unaudited)
	For the three months ended		For the six months ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024

Common Stock
Beginning of period	$104,921	$104,076	$104,835	$104,056
Issuance of shares for employee stock purchase plan	-	1	1	2
Issuance of shares for employee stock option plan	19	487	104	506
End of period	104,940	104,564	104,940	104,564
Paid-in Capital
Beginning of period	14,592,888	12,970,524	14,544,580	12,959,531
Issuance of shares for employee stock purchase plan	1,071	1,234	2,387	3,660
Issuance of shares for employee stock option plan	32,516	217,079	79,508	225,646
Stock options issued for services	799,970	731,204	799,970	731,204
End of period	15,426,445	13,920,041	15,426,445	13,920,041
Retained Earnings
Beginning of period	62,730,238	53,793,673	60,540,154	51,127,018
Net income	2,008,624	1,056,160	4,198,708	3,722,815
End of period	64,738,862	54,849,833	64,738,862	54,849,833
Treasury Stock
Beginning of period	(13,176,688)	(12,943,919)	(13,145,192)	(12,943,919)
Issuance of shares for employee stock option plan	(32,535)	(131,542)	(64,031)	(131,542)
End of period	(13,209,223)	(13,075,461)	(13,209,223)	(13,075,461)
Total stockholders' equity	$67,061,024	$55,798,977	$67,061,024	$55,798,977

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)

For the six months ended	November 30, 2025	November 30, 2024

Operating activities:
Net income	$4,198,708	$3,722,815
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	905,676	833,399
Amortization	11,112	11,112
Stock options issued for services	799,970	731,204
Deferred income taxes	1,052,000	-
Changes in other assets and liabilities:
Accounts receivable, net	418,830	(3,035,297)
Inventory	191,053	(946,432)
Costs and estimated earnings in excess of billings	2,936,334	1,338,924
Other current assets	(493,526)	(1,374,126)
Accounts payable	497,405	(581,496)
Accrued expenses	(1,527,634)	(2,293,115)
Billings in excess of costs and estimated earnings	(2,760,420)	(1,893,366)
Net operating activities	6,229,508	(3,486,378)

Investing activities:
Acquisition of property and equipment	(1,491,133)	(970,569)
(Increase)/decrease in short-term investments	(3,988,555)	3,884,997
Other investing activities	(2,415)	(2,460)
Net investing activities	(5,482,103)	2,911,968

Financing activities:
Proceeds from issuance of common stock, net	82,000	229,814
Acquisition of treasury stock	(64,031)	(131,542)
Net financing activities	17,969	98,272
Net change in cash and cash equivalents	765,374	(476,138)

Cash and cash equivalents - beginning	1,190,656	2,831,471

Cash and cash equivalents - ending	$1,956,030	$2,355,333

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of November 30, 2025 and May 31, 2025, results of operations for the three and six months ended November 30, 2025 and November 30, 2024, and cash flows for the six months ended November 30, 2025 and November 30, 2024. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on August 15, 2025 (the “Form 10-K”).

2.The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.For the six-month periods ended November 30, 2025 and November 30, 2024, the net income was divided by 3,146,606 and 3,124,720 respectively, which is net of the Treasury shares, to calculate the net income per share.  For the three-month periods ended November 30, 2025 and November 30, 2024, net income was divided by 3,147,518 and 3,127,793 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.The results of operations for the three and six-month periods ended November 30, 2025 are not necessarily indicative of the results to be expected for the full year.

6.In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the effective tax rate reconciliation and income taxes paid by jurisdiction.  ASU 2023-09 is effective for our annual periods beginning June 1, 2025, with early adoption permitted on a prospective basis.  The Company is currently evaluating the potential effect that the updated standard will have on the financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to enhance disclosure of specified categories of expenses (purchases of inventory, employee compensation, depreciation, and intangible asset amortization) included in certain expense captions presented on the face of the income statement.  ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted on a prospective basis for financial statements issued for reporting periods after the forementioned effective date.  The Company is currently evaluating the potential effect that the updated standard will have on the financial statements and related disclosures.

Other recently issued FASB Accounting Standards Codification (“FASB ASC”) guidance has either been implemented or is not significant to the Company.

7.Short-term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at November 30, 2025 and May 31, 2025 include money market funds, U.S. treasury securities and corporate bonds stated at fair value, which approximates cost. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

The short-term investments are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

8.Inventory:

	November 30, 2025	May 31, 2025
Raw materials	$515,913	$627,616
Work-in-process	6,963,766	7,222,613
Finished goods	410,624	286,092
	7,890,303	8,136,321
Less allowance for obsolescence	23,000	23,000
	$7,867,303	$8,113,321

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the six months ended November 30, 2025, 54% of revenue was recorded for contracts in which revenue was recognized over time while 46% was recognized at a point in time. In the six months ended November 30, 2024, 63% of revenue was recorded for contracts in which revenue was recognized over time while 37% was recognized at a point in time.

Progress payments are typically negotiated for longer-term projects. Payments are otherwise due once performance obligations are complete (generally at shipment and transfer of title). For financial statement presentation purposes, the Company nets progress billings against the total costs incurred and estimated earnings recognized on uncompleted contracts. The asset, “costs and estimated earnings in excess of billings,” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings,” represents billings in excess of revenues recognized.

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of November 30, 2025 and May 31, 2025, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

10.Accrued Expenses:

	November 30, 2025	May 31, 2025
Customer deposits	$14,071	$104,825
Personnel costs	1,781,465	3,214,157
Other	749,266	753,454
	$2,544,802	$4,072,436

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q that does not consist of historical facts are "forward-looking statements." Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements and, as such, are not a guarantee of future performance. These statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others: reductions in capital budgets by our customers and potential customers; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products; the kind, frequency and intensity of natural disasters that affect demand for the Company’s products; and other factors, many or all of which are beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. Except as may be required by law, the Company disclaims any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in the Company's expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

Results of Operations

A summary of the period-to-period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the six months ended November 30, 2025 and November 30, 2024
Increase /
(Decrease)
Sales, net	$1,355,000
Cost of goods sold	$847,000
Research and development costs	$123,000
Selling, general and administrative expenses	$(241,000)
Other income	$123,000
Income before provision for income taxes	$749,000
Provision for income taxes	$273,000
Net income	$476,000

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

For the six months ended November 30, 2025 (All figures discussed are for the six months ended November 30, 2025, as compared to the six months ended November 30, 2024).

	Six months ended		Change
	November 30, 2025	November 30, 2024	Amount	Percent
Net Revenue	$21,522,000	$20,167,000	$1,355,000	7%
Cost of goods sold	11,624,000	10,777,000	847,000	8%
Gross profit	$9,898,000	$9,390,000	$508,000	5%
… as a percentage of net revenue	46%	47%

The Company's consolidated results of operations showed a 7% increase in net revenue and a 13% increase in net income. Revenue recorded in the six-month period ended November 30, 2025 for long-term projects was 9% lower than the level recorded in the prior year. The Company had 31 long-term projects in process during the six-month period ended November 30, 2025 as compared to 27 during the same period last year. Revenue recorded in the six-month period ended November 30, 2025 for other-than long-term projects was 34% higher than the level recorded in the prior year. Total sales within the U.S. during the six-month period ended November 30, 2025 increased 15% from the same period last year. Total sales outside the U.S. during the six-month period ended November 30, 2025 decreased 32% from the same period of the prior year.  The shift in domestic and international sales concentration from the prior year is attributable to normal changes in structural project activity.  Sales increases were recorded over the same period last year to customers involved in construction of buildings and bridges (4%) and aerospace / defense (9%) as well as industrial customers (1%).  The increase in sales from the prior year is attributable to differences in the timing of backlog conversion to revenue.

The gross profit as a percentage of net revenue of 46% in the six-month period ended November 30, 2025 is one percentage point lower than the same period of the prior year (47%).

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Six months ended
	November 30, 2025	November 30, 2024
Industrial	10%	12%
Structural	29%	29%
Aerospace / Defense	61%	59%

At November 30, 2024, the Company had 156 open sales orders in its backlog with a total sales value of $34.5 million. At November 30, 2025, the Company had 134 open sales orders in its backlog with a total sales value of $25.1 million. The Company expects to recognize revenue for the majority of the backlog during fiscal years 2026 and 2027.

The Company's backlog, revenues, gross profits, and net income fluctuate from period to period. The changes in the six-month period ended November 30, 2025, compared to the same period in the prior year, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the six-month periods ended November 30, 2025 and November 30, 2024, is as follows:

	Six months ended
	November 30, 2025	November 30, 2024
U.S.	88%	82%
Asia	7%	11%
Other	5%	7%

Research and Development Costs

	Six months ended		Change
	November 30, 2025	November 30, 2024	Amount	Percent
R & D	$ 295,000	$ 172,000	$ 123,000	72%
… as a percentage of net revenue	1.4%	0.9%

Research and development costs increased $123,000 from the same period in the prior year.

Selling, General and Administrative Expenses

	Six months ended		Change
	November 30, 2025	November 30, 2024	Amount	Percent
S G & A	$ 5,128,000	$ 5,369,000	$ (241,000)	-4%
… as a percentage of net revenue	24%	27%

Selling, general and administrative expenses during the six-month period ended November 30, 2025 decreased by 4% from the same period in the prior year.  This change is primarily due to lower employee incentive compensation accruals.  The Company expenses stock options using the fair value recognition provisions of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).  The Company recognized $800,000 (47,850 options granted) and $731,000 (46,800 options granted) of compensation cost for the six-month periods ended November 30, 2025 and November 30, 2024, respectively.

Operating Income

Operating income was $4,475,000 for the six-month period ended November 30, 2025, higher than $3,849,000 in the same period of the prior year.  The increase in operating income is attributable to higher gross margin associated with increased revenue.

Other Income

Other income was $808,000 for the six-month period ended November 30, 2025, an 18% increase from the same period of the prior year.  This increase was driven by short-term investment interest income.

Summary comparison of the three months ended November 30, 2025 and November 30, 2024
Increase /
(Decrease)
Sales, net	$3,054,000
Cost of goods sold	$1,481,000
Research and development costs	$111,000
Selling, general and administrative expenses	$177,000
Other income	$116,000
Income before provision for income taxes	$1,401,000
Provision for income taxes	$449,000
Net income	$952,000

For the three months ended November 30, 2025 (All figures discussed are for the three months ended November 30, 2025 as compared to the three months ended November 30, 2024).

	Three months ended		Change
	November 30, 2025	November 30, 2024	Amount	Percent
Net Revenue	$11,603,000	$8,549,000	$3,054,000	36%
Cost of goods sold	6,144,000	4,663,000	1,481,000	32%
Gross profit	$5,459,000	$3,886,000	$1,573,000	40%
… as a percentage of net revenue	47%	45%

The Company's consolidated results of operations showed a 36% increase in net revenue and 90% increase in net income.  Revenue recorded in the quarter ended November 30, 2025 for long-term projects was 7% higher than the level recorded in the prior year.  The Company had 25 long-term projects in process during the quarter ended November 30, 2025 as compared to 22 during the same period last year.  Revenue recorded in the quarter ended November 30, 2025 for other-than long-term projects was 91% higher than the level recorded in the prior year. Total sales within the U.S. during the quarter ended November 30, 2025 increased 45% from the same period last year.  Total sales outside the U.S. during the quarter ended November 30, 2025 decreased 30% from the same period of the prior year.  The shift in domestic and international sales concentration from the prior year is attributable to normal changes in structural project activity.  Sales to customers involved in the construction of buildings and bridges decreased 6% while sales increases were recorded over the same period last year to customers in aerospace / defense (58%), and industrial customers (29%).  The increases in sales from the prior year is attributable to differences in the timing of backlog conversion to revenue.

The gross profit as a percentage of net revenue of 47% in the quarter ended November 30, 2025 is two percentage points higher than the same period of the prior year (45%).

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense.  A breakdown of sales to the three general groups of customers is as follows:

	Three months ended
	November 30, 2025	November 30, 2024
Industrial	10%	11%
Structural	21%	30%
Aerospace / Defense	69%	59%

Net revenue by geographic region, as a percentage of total net revenue for the three-month periods ended November 30, 2025 and November 30, 2024, is as follows:

	Three months ended
	November 30, 2025	November 30, 2024
U.S.	94%	88%
Asia	4%	7%
Other	2%	5%

Research and Development Costs

	Three months ended		Change
	November 30, 2025	November 30, 2024	Amount	Percent
R & D	$ 214,000	$ 103,000	$ 111,000	108%
… as a percentage of net revenue	1.8%	1.2%

Research and development costs increased $111,000 from the prior year.

Selling, General and Administrative Expenses

	Three months ended		Change
	November 30, 2025	November 30, 2024	Amount	Percent
S G & A	$ 3,016,000	$ 2,839,000	$ 177,000	6%
… as a percentage of net revenue	26%	33%

Selling, general and administrative expenses during the quarter ended November 30, 2025 increased 6% from the same period in the prior year.  The Company expenses stock options using the fair value recognition provisions of the FASB ASC.  The Company recognized $800,000 (47,850 options granted) and $731,000 (46,800 options granted) of compensation cost for the three-month periods ended November 30, 2025 and November 30, 2024, respectively.

Operating Income

Operating income was $2,229,000 for the three months ended November 30, 2025, higher than $944,000 in the same period of the prior year.  The increase in operating income is attributable to higher gross margin associated with increased revenue.

Other Income

Other income was $424,000 for the three months ended November 30, 2025, a 38% increase from the same period of the prior year.  This increase was driven by short-term investment interest income.

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

Capital expenditures for the six-month period ended November 30, 2025 were $1,491,000 compared to $971,000 in the same period of the prior year. As of November 30, 2025, the Company has commitments for capital expenditures totaling $1,732,000 during the next twelve months.  The Company is evaluating additional capital expenditures to expand capacity.

Inventory and Maintenance Inventory

	November 30, 2025		May 31, 2025		Increase /(Decrease)
Raw materials	$516,000		$627,000		$(111,000)	-18%
Work-in-process	6,963,000		7,223,000		(260,000)	-4%
Finished goods	388,000		263,000		125,000	48%
Inventory	7,867,000	87%	8,113,000	88%	(246,000)	-3%
Maintenance and other inventory	1,163,000	13%	1,108,000	12%	55,000	5%
Total	$9,030,000	100%	$9,221,000	100%	$(191,000)	-2%

Inventory turnover	2.5		2.7

NOTE: Inventory turnover is annualized for the six-month period ended November 30, 2025.

Inventory, at $7,867,000 as of November 30, 2025, is $246,000 lower than the prior year-end level of $8,113,000. As of November 30, 2025, approximately 88% of the inventory was work-in-process, 5% was finished goods, and 7% was raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has, from time to time, recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $145,000 and zero for the six-month periods ended November 30, 2025 and November 30, 2024, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	November 30, 2025	May 31, 2025	Increase /(Decrease)
Accounts receivable	$5,181,000	$5,600,000	$(419,000)	-7%
CIEB	2,424,000	5,360,000	(2,936,000)	-55%
Less: BIEC	1,622,000	4,382,000	(2,760,000)	-63%
Net	$5,983,000	$6,578,000	$(595,000)	-9%

Number of an average day’s sales outstanding in accounts receivable	40	32

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $5,181,000 as of November 30, 2025 is net of $394,000 of an allowance for estimated credit losses (“Allowance”). The accounts receivable balance as of May 31, 2025 of $5,600,000 is net of an Allowance of $564,000. The decrease to the Allowance was due to collections against an overdue structural project balance.  After discussions with the customer regarding payment of this balance, the overdue balance has been reduced from $751,000 at prior year end to $350,000 at November 30, 2025.  The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 32 days at May 31, 2025 to 40 days at November 30, 2025. The DSO is a function of (1) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and (2) the level of accounts receivable at the balance sheet date.  The Company expects to collect the net accounts receivable balance during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, these contract provisions are often not possible to obtain. The $2,424,000 balance in CIEB at November 30, 2025 is 55% lower than the prior year-end balance. This decrease is the result of normal flow of long-term projects through production with billings to the customers as permitted in the related contracts. 71% of the CIEB balance as of the end of the last fiscal quarter, August 31, 2025, was billed to those customers in the fiscal quarter ended November 30, 2025. The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

The balances in CIEB are comprised of the following components:

	November 30, 2025	May 31, 2025
Costs	$6,314,000	$8,514,000
Estimated Earnings	6,605,000	9,289,000
Less: Billings to customers	10,495,000	12,443,000
CIEB	$2,424,000	$5,360,000
Number of projects in progress	12	14

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $1,622,000 balance in BIEC at November 30, 2025 is down 63% from the $4,382,000 balance at the end of the prior year. The balance in BIEC fluctuates in the same manner and for the same reasons as the CIEB, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in BIEC are comprised of the following components:

	November 30, 2025	May 31, 2025
Billings to customers	$8,174,000	$12,253,000
Less: Costs	3,752,000	3,985,000
Less: Estimated Earnings	2,800,000	3,886,000
BIEC	$1,622,000	$4,382,000
Number of projects in progress	7	7

Summary of factors affecting the balances in CIEB and BIEC:

	November 30, 2025	May 31, 2025
Number of projects in progress	19	21
Aggregate percent complete	71%	65%
Average total sales value of projects in progress	$1,394,000	$1,846,000
Percentage of total value invoiced to customer	70%	64%

The Company's backlog of sales orders at November 30, 2025 is $25.1 million, down from $27.1 million at the end of the prior year.  Of the Company’s backlog as of November 30, 2025, $7.0 million was on projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,617,000 as of November 30, 2025, is 44% higher than the prior year-end. Accrued expenses decreased 38% from the prior year-end, to $2,545,000, due to the payout of fiscal year 2025 incentive compensation.  The Company expects the accrued amounts to be paid or applied during the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information called for by this item.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company's chief executive officer (its principal executive officer) and chief financial officer (its principal financial officer) have evaluated the Company's disclosure controls and procedures as of November 30, 2025 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the three months ended November 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
(iii) Taylor Devices, Inc. 2025 Stock Option Plan, incorporated by reference to Exhibit 4(i) to the Registrant’s Current Report on Form 8-K, filed October 22, 2025.
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

TAYLOR DEVICES, INC.
(Registrant)

Date:	December 31, 2025	/s/ Paul Heary
Paul Heary Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)