Form 10-Q
period 2026-02-28
TAYLOR DEVICES, INC.
filed 2026-03-31
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended February 28, 2026

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2026 was 3,219,112.

TAYLOR DEVICES, INC.

Part I – Financial Information Item 1. Financial Statements TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets	(Unaudited)
	February 28,	May 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$2,530,424	$1,190,656
Short-term investments	39,181,924	34,799,367
Accounts receivable, net	4,863,234	5,599,785
Inventory	7,481,184	8,113,321
Costs and estimated earnings in excess of billings	5,681,210	5,360,499
Other current assets	1,371,101	1,219,211
Total current assets	61,109,077	56,282,839

Maintenance and other inventory, net	783,353	1,107,875
Property and equipment, net	12,702,256	12,074,172
Patents, net	253,702	270,370
Other assets	288,323	284,864
Deferred income taxes	316,000	1,598,000
	$75,452,711	$71,618,120
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,129,072	$1,119,240
Accrued expenses	2,772,627	4,072,436
Billings in excess of costs and estimated earnings	1,404,085	4,382,067
Total current liabilities	5,305,784	9,573,743

Stockholders' equity:
Common stock and additional paid-in capital	16,733,835	14,649,415
Retained earnings	67,237,002	60,540,154
	83,970,837	75,189,569
Treasury stock - at cost	(13,823,910)	(13,145,192)
Total stockholders’ equity	70,146,927	62,044,377
	$75,452,711	$71,618,120

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025

Sales, net	$11,173,201	$10,564,834	$32,695,023	$30,731,571

Cost of goods sold	6,681,721	6,035,961	18,305,448	16,812,968

Gross profit	4,491,480	4,528,873	14,389,575	13,918,603

Research and development costs	63,015	146,749	358,202	318,863
Selling, general and administrative expenses	2,112,772	2,362,522	7,241,120	7,731,052

Operating income	2,315,693	2,019,602	6,790,253	5,868,688

Other income	422,447	325,643	1,230,595	1,010,268

Income before provision for income taxes	2,738,140	2,345,245	8,020,848	6,878,956

Provision for income taxes	240,000	343,000	1,324,000	1,153,896

Net income	$2,498,140	$2,002,245	$6,696,848	$5,725,060

Basic and diluted earnings per common share	$0.79	$0.64	$2.12	$1.83

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025

Common Stock
Beginning of period	$104,940	$104,564	$104,835	$104,056
Issuance of shares for employee stock purchase plan	1	1	2	3
Issuance of shares for employee stock option plan	1,225	19	1,329	525
End of period	106,166	104,584	106,166	104,584
Paid-in Capital
Beginning of period	15,426,445	13,920,041	14,544,580	12,959,531
Issuance of shares for employee stock purchase plan	1,217	1,408	3,604	5,068
Issuance of shares for employee stock option plan	1,200,007	8,712	1,279,515	234,358
Stock options issued for services	-	-	799,970	731,204
End of period	16,627,669	13,930,161	16,627,669	13,930,161
Retained Earnings
Beginning of period	64,738,862	54,849,833	60,540,154	51,127,018
Net income	2,498,140	2,002,245	6,696,848	5,725,060
End of period	67,237,002	56,852,078	67,237,002	56,852,078
Treasury Stock
Beginning of period	(13,209,223)	(13,075,461)	(13,145,192)	(12,943,919)
Issuance of shares for employee stock option plan	(614,687)	(8,731)	(678,718)	(140,273)
End of period	(13,823,910)	(13,084,192)	(13,823,910)	(13,084,192)
Total stockholders' equity	$70,146,927	$57,802,631	$70,146,927	$57,802,631

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)

For the nine months ended	February 28, 2026	February 28, 2025

Operating activities:
Net income	$6,696,848	$5,725,060
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,378,264	1,386,620
Amortization	16,668	16,668
Stock options issued for services	799,970	731,204
Deferred income taxes	1,282,000	-
Changes in other assets and liabilities:
Accounts receivable, net	736,551	(1,504,248)
Inventory	956,659	(943,946)
Costs and estimated earnings in excess of billings	(320,711)	1,126,813
Other current assets	(151,890)	(1,476,833)
Accounts payable	9,832	(324,137)
Accrued expenses	(1,299,809)	3,206,098
Billings in excess of costs and estimated earnings	(2,977,982)	(2,368,711)
Other assets	-	(38,077)
Net operating activities	7,126,400	5,536,511

Investing activities:
Acquisition of property and equipment	(2,006,348)	(1,157,996)
Increase in short-term investments	(4,382,557)	(5,004,432)
Other investing activities	(3,459)	(3,531)
Net investing activities	(6,392,364)	(6,165,959)

Financing activities:
Proceeds from issuance of common stock, net	1,284,450	239,954
Acquisition of treasury stock	(678,718)	(140,273)
Net financing activities	605,732	99,681
Net change in cash and cash equivalents	1,339,768	(529,767)

Cash and cash equivalents - beginning	1,190,656	2,831,471

Cash and cash equivalents - ending	$2,530,424	$2,301,704

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC.

Notes to Condensed Consolidated Financial Statements

1.The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of February 28, 2026 and May 31, 2025, results of operations for the three and nine months ended February 28, 2026 and February 28, 2025, and cash flows for the nine months ended February 28, 2026 and February 28, 2025. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on August 15, 2025 (the “Form 10-K”).

2.The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.For the nine-month periods ended February 28, 2026 and February 28, 2025, the net income was divided by 3,156,936 and 3,127,722 respectively, which is net of the Treasury shares, to calculate the net income per share.  For the three-month periods ended February 28, 2026 and February 28, 2025, net income was divided by 3,167,732 and 3,136,469 respectively, which is net of the Treasury shares, to calculate the net income per share.

5.The results of operations for the three and nine-month periods ended February 28, 2026 are not necessarily indicative of the results to be expected for the full year.

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

In November 2024, the FASB issued ASU 2025-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to enhance disclosure of specified categories of expenses (purchases of inventory, employee compensation, depreciation, and intangible asset amortization) included in certain expense captions presented on the face of the income statement.  ASU 2025-03 is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted on a prospective basis for financial statements issued for reporting periods after the forementioned effective date.  The Company is currently evaluating the potential effect that the updated standard will have on the financial statements and related disclosures.

Other recently issued FASB Accounting Standards Codification (“FASB ASC”) guidance has either been implemented or is not significant to the Company.

7.Short-term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at February 28, 2026 and May 31, 2025 include money market funds, U.S. treasury securities and corporate bonds stated at fair value, which approximates cost. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

The short-term investments are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

8.Inventory:

	February 28, 2026	May 31, 2025
Raw materials	$600,603	$627,616
Work-in-process	6,721,099	7,222,613
Finished goods	194,482	286,092
	7,516,184	8,136,321
Less allowance for obsolescence	35,000	23,000
	$7,481,184	$8,113,321

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the nine months ended February 28, 2026, 53% of revenue was recorded for contracts in which revenue was recognized over time while 47% was recognized at a point in time. In the nine months ended February 28, 2025, 63% of revenue was recorded for contracts in which revenue was recognized over time while 37% was recognized at a point in time.

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

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of February 28, 2026 and May 31, 2025, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

10.Accrued Expenses:

	February 28, 2026	May 31, 2025
Customer deposits	$80,338	$104,825
Personnel costs	1,863,728	3,214,157
Other	828,561	753,454
	$2,772,627	$4,072,436

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

Results of Operations

A summary of the period-to-period changes in the principal items included in the condensed consolidated statements of income is shown below:

Summary comparison of the nine months ended February 28, 2026 and February 28, 2025
Increase /
(Decrease)
Sales, net	$1,963,000
Cost of goods sold	$1,492,000
Research and development costs	$39,000
Selling, general and administrative expenses	$(490,000)
Other income	$220,000
Income before provision for income taxes	$1,142,000
Provision for income taxes	$170,000
Net income	$972,000

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

For the nine months ended February 28, 2026 (All figures discussed are for the nine months ended February 28, 2026, as compared to the nine months ended February 28, 2025).

	Nine months ended		Change
	February 28, 2026	February 28, 2025	Amount	Percent
Net revenue	$32,695,000	$30,732,000	$1,963,000	6%
Cost of goods sold	18,305,000	16,813,000	1,492,000	9%
Gross profit	$14,390,000	$13,919,000	$471,000	3%
… as a percentage of net revenue	44%	45%

The Company's consolidated results of operations showed a 6% increase in net revenue and a 17% increase in net income. Revenue recorded in the nine-month period ended February 28, 2026 for long-term projects was 11% lower than the level recorded in the prior year. The Company had 37 long-term projects in process during the nine-month period ended February 28, 2026 as compared to 31 during the same period last year. Revenue recorded in the nine-month period ended February 28, 2026 for other-than long-term projects was 35% higher than the level recorded in the prior year. Total sales within the U.S. during the nine-month period ended February 28, 2026 increased 12% from the same period last year. Total sales outside the U.S. during the nine-month period ended February 28, 2026 decreased 21% from the same period of the prior year.  The shift in domestic and international sales concentration from the prior year is attributable to normal changes in structural project activity.  Sales increases were recorded over the same period last year to aerospace / defense customers (22%) with decreases to customers involved in construction of buildings and bridges (-16%) and industrial customers (-12%).  The increase in total sales from the prior year is attributable to differences in the timing of backlog conversion to revenue.

The gross profit as a percentage of net revenue of 44% in the nine-month period ended February 28, 2026 is one percentage point lower than the same period of the prior year (45%).

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense. A breakdown of sales to the three general groups of customers is as follows:

	Nine months ended
	February 28, 2026	February 28, 2025
Industrial	10%	11%
Structural	24%	31%
Aerospace / Defense	66%	58%

At February 28, 2025, the Company had 146 open sales orders in its backlog with a total sales value of $33.3 million. At February 28, 2026, the Company had 116 open sales orders in its backlog with a total sales value of $20.8 million. The Company expects to recognize revenue for the majority of the backlog during fiscal years 2026 and 2027.

The Company's backlog, revenues, gross profits, and net income fluctuate from period to period. The changes in the nine-month period ended February 28, 2026, compared to the same period in the prior year, are not necessarily representative of future results.

Net revenue by geographic region, as a percentage of total net revenue for the nine-month periods ended February 28, 2026 and February 28, 2025, is as follows:

	Nine months ended
	February 28, 2026	February 28, 2025
U.S.	87%	83%
Asia	7%	10%
Other	6%	7%

Research and Development Costs

	Nine months ended		Change
	February 28, 2026	February 28, 2025	Amount	Percent
R & D	$ 358,000	$ 319,000	$ 39,000	12%
… as a percentage of net revenue	1.1%	1.0%

Research and development costs increased $39,000 from the same period in the prior year.

Selling, General and Administrative Expenses

	Nine months ended		Change
	February 28, 2026	February 28, 2025	Amount	Percent
S G & A	$ 7,241,000	$ 7,731,000	$ (490,000)	-6%
… as a percentage of net revenue	22%	25%

Selling, general and administrative expenses during the nine-month period ended February 28, 2026 decreased by 6% from the same period in the prior year.  This change is primarily due to lower employee incentive compensation accruals.  The Company expenses stock options using the fair value recognition provisions of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).  The Company recognized $800,000 (47,850 options granted) and $731,000 (46,800 options granted) of compensation cost for the nine-month periods ended February 28, 2026 and February 28, 2025, respectively.

Operating Income

Operating income was $6,790,000 for the nine-month period ended February 28, 2026, higher than $5,869,000 in the same period of the prior year.  The increase in operating income is attributable to increased revenue and lower selling, general and administrative expenses.

Other Income

Other income was $1,231,000 for the nine-month period ended February 28, 2026, a 22% increase from the same period of the prior year.  This increase was driven by short-term investment interest income.

Summary comparison of the three months ended February 28, 2026 and February 28, 2025
Increase /
(Decrease)
Sales, net	$608,000
Cost of goods sold	$646,000
Research and development costs	$(84,000)
Selling, general and administrative expenses	$(250,000)
Other income	$97,000
Income before provision for income taxes	$393,000
Provision for income taxes	$(103,000)
Net income	$496,000

For the three months ended February 28, 2026 (All figures discussed are for the three months ended February 28, 2026 as compared to the three months ended February 28, 2025).

	Three months ended		Change
	February 28, 2026	February 28, 2025	Amount	Percent
Net revenue	$11,173,000	$10,565,000	$608,000	6%
Cost of goods sold	6,682,000	6,036,000	646,000	11%
Gross profit	$4,491,000	$4,529,000	$(38,000)	-1%
… as a percentage of net revenue	40%	43%

The Company's consolidated results of operations showed a 6% increase in net revenue and 25% increase in net income.  Revenue recorded in the quarter ended February 28, 2026 for long-term projects was 13% lower than the level recorded in the prior year.  The Company had 23 long-term projects in process during the quarter ended February 28, 2026 as compared to 21 during the same period last year.  Revenue recorded in the quarter ended February 28, 2026 for other-than long-term projects was 37% higher than the level recorded in the prior year. Total sales within the U.S. during the quarter ended February 28, 2026 increased 6% from the same period last year.  Total sales outside the U.S. during the quarter ended February 28, 2026 increased 4% from the same period of the prior year.  The shift in domestic and international sales concentration from the prior year is attributable to normal changes in structural project activity.  Sales increases were recorded over the same period last year to aerospace / defense customers (47%) with decreases to customers involved in construction of buildings and bridges (-49%) and industrial customers (-35%).  The increases in total sales from the prior year is attributable to differences in the timing of backlog conversion to revenue.

The gross profit as a percentage of net revenue of 40% in the quarter ended February 28, 2026 is three percentage points lower than the same period of the prior year (43%).

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense.  A breakdown of sales to the three general groups of customers is as follows:

	Three months ended
	February 28, 2026	February 28, 2025
Industrial	7%	12%
Structural	16%	33%
Aerospace / Defense	77%	55%

Net revenue by geographic region, as a percentage of total net revenue for the three-month periods ended February 28, 2026 and February 28, 2025, is as follows:

	Three months ended
	February 28, 2026	February 28, 2025
U.S.	84%	84%
Asia	9%	9%
Other	7%	7%

Research and Development Costs

	Three months ended		Change
	February 28, 2026	February 28, 2025	Amount	Percent
R & D	$ 63,000	$ 147,000	$ (84,000)	-57%
… as a percentage of net revenue	0.6%	1.4%

Research and development costs decreased $84,000 from the prior year.

Selling, General and Administrative Expenses

	Three months ended		Change
	February 28, 2026	February 28, 2025	Amount	Percent
S G & A	$ 2,112,000	$ 2,362,000	$ (250,000)	-11%
… as a percentage of net revenue	19%	22%

Selling, general and administrative expenses during the quarter ended February 28, 2026 decreased 11% from the same period in the prior year.  This change is primarily due to lower incentive compensation accruals.

Operating Income

Operating income was $2,316,000 for the three months ended February 28, 2026, higher than $2,020,000 in the same period of the prior year.  The increase in operating income is attributable to lower selling, general and administrative expenses.

Other Income

Other income was $422,000 for the three months ended February 28, 2026, a 30% increase from the same period of the prior year.  This increase was driven by short-term investment interest income.

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

Capital expenditures for the nine-month period ended February 28, 2026 were $2,006,000 compared to $1,158,000 in the same period of the prior year. As of February 28, 2026, the Company has commitments for capital expenditures totaling $1,610,000 during the next twelve months.  The Company is evaluating additional capital expenditures to expand capacity.

Inventory and Maintenance Inventory

	February 28, 2026		May 31, 2025		Increase /(Decrease)
Raw materials	$601,000		$627,000		$(26,000)	-4%
Work-in-process	6,721,000		7,223,000		(502,000)	-7%
Finished goods	159,000		263,000		(104,000)	-40%
Inventory	7,481,000	91%	8,113,000	88%	(632,000)	-8%
Maintenance and other inventory	783,000	9%	1,108,000	12%	(325,000)	-29%
Total	$8,264,000	100%	$9,221,000	100%	$(957,000)	-10%

Inventory turnover	2.8		2.7

NOTE: Inventory turnover is annualized for the nine-month period ended February 28, 2026.

Inventory, at $7,481,000 as of February 28, 2026, is $632,000 lower than the prior year-end level of $8,113,000. As of February 28, 2026, approximately 90% of the inventory was work-in-process, 2% was finished goods, and 8% was raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Management of the Company has, from time to time, recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was $195,000 and zero for the nine-month periods ended February 28, 2026 and February 28, 2025, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	February 28, 2026	May 31, 2025	Increase /(Decrease)
Accounts receivable	$4,863,000	$5,600,000	$(737,000)	-13%
CIEB	5,681,000	5,360,000	321,000	6%
Less: BIEC	1,404,000	4,382,000	(2,978,000)	-68%
Net	$9,140,000	$6,578,000	$2,562,000)	39%

Number of an average day’s sales outstanding in accounts receivable	39	32

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $4,863,000 as of February 28, 2026 is net of $319,000 of an allowance for estimated credit losses (“Allowance”). The accounts receivable balance as of May 31, 2025 of $5,600,000 is net of an Allowance of $564,000. The decrease to the Allowance was due to collections against an overdue structural project balance.  After discussions with the customer regarding payment of this balance, the overdue balance has been reduced from $751,000 at prior year end to $111,000 at February 28, 2026.  The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 32 days at May 31, 2025 to 39 days at February 28, 2026. The DSO is a function of (1) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and (2) the level of accounts receivable at the balance sheet date.  The Company expects to collect the net accounts receivable balance during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments. Unfortunately, these contract provisions are often not possible to obtain. The $5,681,000 balance in CIEB at February 28, 2026 is 6% higher than the prior year-end balance. This increase is the result of normal flow of long-term projects through production with billings to the customers as permitted in the related contracts. 33% of the CIEB balance as of the end of the last fiscal quarter, November 30, 2025, was billed to those customers in the fiscal quarter ended February 28, 2026. The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

The balances in CIEB are comprised of the following components:

	February 28, 2026	May 31, 2025
Costs	$6,091,000	$8,514,000
Estimated Earnings	4,041,000	9,289,000
Less: Billings to customers	4,451,000	12,443,000
CIEB	$5,681,000	$5,360,000
Number of projects in progress	18	14

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $1,404,000 balance in BIEC at February 28, 2026 is down 68% from the $4,382,000 balance at the end of the prior year. The balance in BIEC fluctuates in the same manner and for the same reasons as the CIEB, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in BIEC are comprised of the following components:

	February 28, 2026	May 31, 2025
Billings to customers	$14,936,000	$12,253,000
Less: Costs	5,738,000	3,985,000
Less: Estimated Earnings	7,794,000	3,886,000
BIEC	$1,404,000	$4,382,000
Number of projects in progress	5	7

Summary of factors affecting the balances in CIEB and BIEC:

	February 28, 2026	May 31, 2025
Number of projects in progress	23	21
Aggregate percent complete	73%	65%
Average total sales value of projects in progress	$1,383,000	$1,846,000
Percentage of total value invoiced to customer	61%	64%

The Company's backlog of sales orders at February 28, 2026 is $20.8 million, down from $27.1 million at the end of the prior year.  Of the Company’s backlog as of February 28, 2026, $8.2 million was on projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,129,000 as of February 28, 2026, is 1% higher than the prior year-end. Accrued expenses decreased 32% from the prior year-end to $2,773,000 due to a reduction of accrued incentive compensation.  The Company expects the accrued amounts to be paid or applied during the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information called for by this item.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company's chief executive officer (its principal executive officer) and chief financial officer (its principal financial officer) have evaluated the Company's disclosure controls and procedures as of February 28, 2026 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended February 28, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the three months ended February 28, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

 Item 6. Exhibits

3	Articles of incorporation and by-laws.
(i)

Restated Certificate of Incorporation, as amended, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025, filed August 15, 2025.

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

TAYLOR DEVICES, INC.
(Registrant)

Date:	March 31, 2026	/s/ Paul Heary
Paul Heary Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)