Form 10-K
period 2026-05-31
TAYLOR DEVICES, INC.
filed 2026-08-18
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, on November 29, 2024, the last business day of the registrant's most recently completed second fiscal quarter, is $156,684,000.

The number of shares outstanding of each of the registrant's classes of common stock as of August 18, 2026 is 3,225,015.

TAYLOR DEVICES, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Portions of definitive Proxy Statement for Registrant’s 2026 Annual Meeting of Shareholders	Part III, Items 10-14

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  Information in this Annual Report on Form 10-K (this “Form 10-K”) that does not consist of historical facts are "forward-looking statements."  Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," "assume" and "optimistic" constitute forward-looking statements and, as such, are not a guarantee of future performance.  These statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others: fluctuations in general business cycles and changing economic conditions; variations in timing and amount of customer orders; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for our products, as well as other factors, many or all of which may be beyond our control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  Except as required by law, we disclaim any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in our expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

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

Sales and Distribution

The Company uses a technical sales force consisting of Company employees for sales in the United States. From time to time, the Company uses the services of non-employee sales representatives for sales throughout the rest of the world. Specialized technical sales in custom marketing activities outside the U.S. are serviced by these sales representatives under the direction and with the assistance of the Company's in-house technical sales staff.  Sales representatives typically have non-exclusive agreements with the Company, which, in most instances, provide for payment of commissions on sales at 5% to 10% of the product's net aggregate selling price.  The Company recorded zero non-employee commission expense for both the years ending May 31, 2026 and 2025.  A limited number of foreign sales representatives also have non-exclusive agreements with the Company to purchase the Company's products for resale purposes.

Competition

The Company faces some competition for hydraulic energy absorbers on mature aerospace and defense programs. Other competition in these sectors include the use of competing technologies, not necessarily of similar design as the Company’s products. For the industrial products group, several foreign companies and two U.S. companies are the Company’s main competitors in the production of crane buffers and industrial shock absorbers.

The Company competes directly against three other firms supplying structural damping devices for use in the U.S. For structural applications outside of the U.S., the Company competes directly with several other firms, particularly in Japan and Taiwan. The Company competes with numerous other firms that supply alternative seismic protection technologies.

Raw Materials and Supplies

The principal raw materials and supplies used by the Company in the manufacture of its products are provided by numerous U.S. and foreign suppliers.  Management believes that the loss of any one of these suppliers would not have a material adverse effect on the Company.

Dependence Upon Major Customers

Sales to five customers accounted for approximately 45% (11%, 11%, 10%, 8% and 5%, respectively) of our net sales for 2026. Sales to three customers accounted for approximately 42% (21%, 15% and 6%, respectively) of our net sales for 2025.  Management believes that the loss of any or all of these customers, unless the business is replaced by the Company, would have a material adverse effect on the Company.

Patents, Trademarks and Licenses

The Company holds 24 patents expiring at different times until the year 2042.

Terms of Sale

The Company had no inventory out on consignment and there were no consignment sales for the years ended May 31, 2026 and 2025.  No extended payment terms are offered.  During the year ended May 31, 2026, delivery time after receipt of orders averaged 8 to 10 weeks for the Company's standard industrial products.  Due to the volatility of structural and aerospace/defense programs, we usually require progress payments for larger projects where the Company supplies custom designed components.

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

Research and Development

To accommodate growth and to maintain its presence in current markets, the Company engages in product research and development activities in connection with the design of its products.  Occasionally, research and development for products in the aerospace and defense sectors is funded by customers or the federal government.  The Company also engages in research testing of its products.  For the years ended May 31, 2026 and 2025, the Company expended $776,000 and $444,000, respectively, on product research.  For the years ended May 31, 2026 and 2025, government-funded research and development totaled $1,482,000 and $1,141,000, respectively. For the years ended May 31, 2026 and 2025, customer-funded research and development totaled $90,000 and $228,000, respectively.

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

Employees

As of May 31, 2026, the Company had 135 total employees, consisting of 134 full-time employees and one part-time employee. The Company has good relations with its employees, and none of the Company’s employees are covered by a collective bargaining agreement.

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

As of the date of this Form 10-K, we are not aware of any risks from any potential cybersecurity threat or from any previous cybersecurity incident that have materially affected or are likely to materially affect our business strategy, results of operations or financial condition. However, the preventative actions we have taken and continue to take to reduce the risk of cybersecurity threats and incidents may not successfully protect against these potential threats and incidents in the future.

Governance

The Company’s Board of Directors is responsible for overseeing management’s identification, assessment and management of key risks, including cybersecurity risks.

Our Director of Information Technology, Mitch Reszczenski, is primarily responsible for assessing and managing our cybersecurity risks. Mr. Reszczenski has over 30 years of extensive information technology experience in highly successful manufacturing, engineering and financial organizations. Mr. Reszczenski provides regular updates on cybersecurity risks and threats and key developments in Company policies, practices and related risk exposures to the Chief Executive Officer and Chief Financial Officer. Additionally, senior management provides an update to the Board of Directors on cybersecurity matters at least once a year, and more often as appropriate.  The Board of Directors annually reviews and approves the capital and operating budgets, ultimately reviewing and approving the amount spent by the Company on cybersecurity measures.

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

Holders

As of August 1, 2026, the number of record holders of the Company's Common Stock was 317.  A substantial number of shares of the Company's Common Stock are held in street name.  The Company believes that the total number of beneficial owners of its Common Stock is approximately 5,300.

Dividends

The Company does not pay a cash dividend and plans to retain cash in the foreseeable future to fund working capital needs.

Item 6.  [Reserved].

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is engaged in the design, development, manufacture and marketing of shock absorption, rate control, and energy storage devices for use in various types of machinery, equipment and structures.  In addition to manufacturing and selling existing product lines, the Company continues to develop new and advanced technology products. The Company manufactures and sells a group of very similar products that have many different applications for customers.  These similar products are included in one of nine categories, namely, Seismic Dampers, Fluidicshoks®, Crane and Industrial Buffers, Self-Adjusting Shock Absorbers, Liquid Die Springs, Vibration Dampers, Machined Springs, Custom Shock and Vibration Isolators, and Custom Actuators.  Custom derivations of all of these products are designed and manufactured for many aerospace and defense applications.

Application of Critical Accounting Policies and Estimates

The Company's consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles.  The preparation of the Company's consolidated financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported.  These estimates, assumptions and judgments are affected by management's application of accounting policies, which are discussed in Note 1, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements and elsewhere in the accompanying consolidated financial statements. As discussed below, our financial position or results of operations may be materially affected when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Accounts Receivable

Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. Accounts receivable are stated at an amount management expects to collect from outstanding balances. Management provides for estimated credit losses through a charge to expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts after considering the age of each receivable and communications with the customers involved, historical trends, and forecasted economic conditions. Balances that are collected, for which a credit to a valuation allowance had previously been recorded, result in a current-period reversal of the earlier transaction charging expense and crediting a valuation allowance. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable in the current period. The actual amount of accounts written off over the five year period ended May 31, 2026 were less than 0.1% of sales for that period. The balance of the valuation allowance has decreased from $564,000 at May 31, 2025 to $195,000 at May 31, 2026 due to the full collection of a $751,000 overdue balance at May 31, 2025.

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

This inventory is particularly sensitive to obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances, and product obsolescence.  Therefore, management of the Company has recorded an allowance for potential inventory obsolescence.  Based on certain assumptions and judgments made from the information available at that time, we determine the amount in the inventory allowance.  If these estimates and related assumptions or the market changes, we may be required to record additional reserves.  Historically, actual results have not varied materially from the Company's estimates.  There was $318,000 and $107,000 of inventory disposed of during the years ended May 31, 2026 and 2025, respectively.  The provision for potential inventory obsolescence was $225,000 and zero for the years ended May 31, 2026 and 2025, respectively.

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year), using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations.  Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.  Contract costs include labor, material and overhead.  Total estimated costs for each of the contracts are estimated based on a combination of historical costs of manufacturing similar products and estimates or quotes from vendors for supplying parts or services towards the completion of the manufacturing process.  Adjustments to cost and profit estimates are made periodically due to changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements.  These changes may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Any losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.   If total costs calculated upon completion of the manufacturing process in the current period for a contract are more than the estimated total costs at completion used to calculate revenue in a prior period, then the profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion.  Historically, actual results have not varied materially from the Company's estimates.  Other sales to customers are recognized upon shipment to the customer based on contract prices and terms.  In the year ended May 31, 2026, 56% of revenue was recorded for contracts in which revenue was recognized over time while 44% was recognized at a point in time.  In the year ended May 31, 2025, 68% of revenue was recorded for contracts in which revenue was recognized over time while 32% was recognized at a point in time.

For financial statement presentation purposes, the Company nets progress billings against the total costs incurred and estimated earnings on uncompleted contracts.  The asset, "costs and estimated earnings in excess of billings," represents revenue recognized in excess of amounts billed.  The liability, "billings in excess of costs and estimated earnings," represents billings in excess of revenue recognized.

Income Taxes

The provision for income taxes provides for the tax effects of transactions reported in the financial statements regardless of when such taxes are payable.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax and financial statement basis of assets and liabilities.  The deferred tax assets relate principally to asset valuation allowances such as inventory obsolescence reserves and credit loss reserves and also to liabilities including warranty reserves, accrued vacation, accrued commissions and others.  The deferred tax liabilities relate primarily to differences between financial statement and tax depreciation.  Deferred taxes are based on tax laws currently enacted with tax rates expected to be in effect when the taxes are actually paid or recovered.

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible.  The Company provides a valuation allowance to the extent that deferred tax assets may not be realized.  A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable.  The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance.  In future years the Company will need to generate approximately $12.1 million of taxable income in order to realize our deferred tax assets recorded as of May 31, 2026 of $2,542,000.  This deferred tax asset balance is 11% ($306,000) lower than at the end of the prior year.  The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced.  If actual results differ from estimated results or if the Company adjusts these assumptions, the Company may need to adjust its deferred tax assets or liabilities, which could impact its effective tax rate.

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.

The Company and its subsidiary file consolidated federal and state income tax returns.  As of May 31, 2026, the Company had state investment tax credit carryforwards of approximately $546,000 expiring through May 2031.

Results of Operations

A summary of the period-to-period changes in the principal items included in the consolidated statements of income is shown below:

Summary comparison of the years ended May 31, 2026 and 2025
Increase /
(Decrease)
Sales, net	$(4,643,000)
Cost of goods sold	$(1,512,000)
Research and development costs	$332,000
Selling, general and administrative expenses	$(1,179,000)
Other income	$240,000
Income before provision for income taxes	$(2,044,000)
Provision for income taxes	$(1,195,000)
Net income	$(849,000)

For the year ended May 31, 2026 (All figures being discussed are for the year ended May 31, 2026 as compared to the year ended May 31, 2025).

	Year ended May 31		Change
	2026	2025	Amount	Percent
Net revenue	$ 41,650,000	$ 46,293,000	$ (4,643,000)	-10%
Cost of goods sold	23,303,000	24,815,000	(1,512,000)	-6%
Gross profit	$ 18,347,000	$ 21,478,000	$ (3,131,000)	-15%
… as a percentage of net revenue	44%	46%

The Company's consolidated results of operations showed a 10% decrease in net revenue and a 15% decrease in net income. Revenue recorded in the year ended May 31, 2026 for long-term projects was 25% lower than the level recorded in the prior year.  We had 40 long-term projects in process during the year ended May 31, 2026 compared with 37 during the same period last year.  Revenue recorded in the year ended May 31, 2026 for other than long-term projects (non-projects) was 22% higher than the level recorded in the prior year.  The number of long-term projects in process fluctuates from period to period.  The changes from the prior year to the year ended May 31, 2026 are not necessarily representative of future results.

Sales of the Company's products are made to three general groups of customers: industrial, structural and aerospace / defense. The Company saw a 31% decrease from last year’s level in sales to structural customers who were seeking seismic / wind protection for either construction of new buildings and bridges or retrofitting existing buildings and bridges along with a 1% increase in sales to customers in aerospace / defense and an 11% decrease in sales to customers using our products in industrial applications.

A breakdown of sales to these three general groups of customers, as a percentage of total net revenue for fiscal years ended May 31, 2026 and 2025 is as follows:

	Year ended May 31
	2026	2025
Industrial	9%	9%
Structural	25%	32%
Aerospace / Defense	66%	59%

Total sales within the U.S. were consistent with last year.  Total sales to Asia decreased to $3.2 million from $7.0 million last year, while sales to countries outside of the U.S. and Asia decreased $0.7 million from last year.  The shift in domestic and international sales concentration from the prior year is attributable to normal changes in structural project activity.  Net revenue by geographic region, as a percentage of total net revenue for fiscal years ended May 31, 2026 and 2025 is as follows:

	Year ended May 31
	2026	2025
U.S.	87%	79%
Asia	8%	15%
Other	5%	6%

The gross profit as a percentage of net revenue of 44% in the year ended May 31, 2026 is two percentage points lower than the same period last year (46%).

At May 31, 2026, we had 139 open sales orders in our backlog with a total sales value of $52.8 million. At May 31, 2025, we had 142 open sales orders in our backlog with a total sales value of $27.1 million. $10.1 million of the current backlog is on long-term projects already in progress. $13.1 million of the $27.1 million sales order backlog at May 31, 2025 was in progress at that date. 92% of the sales value in the backlog is for aerospace / defense customers compared to 75% at the end of fiscal 2025. As a percentage of the total sales order backlog, orders from structural customers accounted for 5% at May 31, 2026 and 19% at May 31, 2025. The backlog at May 31, 2026 includes a $19.0 million non-project order with $1.7 million scheduled to be delivered in fiscal year ending May 31, 2027, $5.0 million scheduled to be delivered in fiscal year ending May 31, 2028, $10.0 million scheduled to be delivered in fiscal year ending May 31, 2029 and $2.3 million scheduled to be delivered in fiscal year ending May 31, 2030.  The Company expects to recognize revenue for the majority of the remaining backlog during the fiscal year ending May 31, 2027, with the balance during the fiscal year ending May 31, 2028.

The Company's backlog, revenue, commission expense, gross profit, and net income fluctuate from period to period.  Total sales in the current period and the changes in the current period compared to the prior period are not necessarily representative of future results.

Research and Development Costs

	Years ended May 31		Change
	2026	2025	Amount	Percent
R & D	$ 776,000	$ 444,000	$ 332,000	75%
… as a percentage of net revenue	1.9%	1.0%

Research and development costs increased 75% from the prior year due to increased aerospace / defense activity.

Selling, General and Administrative Expenses

	Years ended May 31		Change
	2026	2025	Amount	Percent
S G & A	$ 10,228,000	$ 11,407,000	$ (1,179,000)	-10%
… as a percentage of net revenue	25%	25%

Selling, general and administrative expenses decreased 10% from the prior year, primarily from lower employee incentive compensation accruals.

Operating Income

Operating income of $7,343,000 for the year ended May 31, 2026 decreased 24% from the prior year, primarily from decreased revenue.

Other Income

Other income increased 17% from the prior year.  The increase was driven by short-term investment interest income.

Provision for Income Taxes

The Company's effective tax rate (ETR) is calculated based upon current assumptions relating to the year's operating results and various tax related items.  The ETR for the fiscal year ended May 31, 2026 is 5%, compared to the ETR for the prior year of 15%.

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2026	2025
Computed tax provision at the expected statutory rate	$1,888,000	$2,317,000
Tax effect of permanent differences:
Research tax credits	(369,000)	(489,000)
Foreign-derived intangible income deduction	(14,300)	(225,000)
Stock option costs	(929,900)	(12,000)
Other permanent differences	10,900	24,000
Other	(160,700)	5,000
	$425,000	$1,620,000

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

Capital expenditures for the year ended May 31, 2026 were $2,136,000 compared to $2,602,000 in the prior year.  Current year capital expenditures included new manufacturing machinery, testing equipment, upgrades to technology equipment and assembly / test facility improvements.  The Company has commitments to make capital expenditures of approximately $1,770,000 as of May 31, 2026.  These capital expenditures will be primarily for new manufacturing and testing equipment.

The Company has a $10,000,000 bank demand line of credit with M&T Bank, with interest payable at the Company's option of 30, 60 or 90 day SOFR rate plus 2.365%. There is no outstanding balance at May 31, 2026.  The line is secured by a negative pledge of the Company's real and personal property and is subject to renewal annually. The bank is not committed to make loans under this line of credit and no commitment fee is charged.

Management believes that the Company's cash on hand, cash flows from operations, and borrowing capacity under the bank line of credit will be sufficient to fund ongoing operations and capital improvements for the next twelve months.

Inventory and Maintenance Inventory

	May 31, 2026		May 31, 2025		Increase /(Decrease)
Raw materials	$643,000		$627,000		$ 16,000	3%
Work-in-process	6,697,000		7,223,000		(526,000)	-7%
Finished goods	189,000		263,000		(74,000)	-28%
Inventory	7,529,000	86%	8,113,000	88%	(584,000)	-7%
Maintenance and other inventory	1,206,000	14%	1,108,000	12%	98,000	9%
Total	$8,735,000	100%	$9,221,000	100%	$ (486,000)	-5%

Inventory turnover	2.6		2.7

Inventory, at $7,529,000 as of May 31, 2026, is 7% lower than at the prior year-end.  Of this, approximately 89% is work in process, 3% is finished goods, and 8% is raw materials.  All of the current inventory is expected to be consumed or sold within twelve months.  The level of inventory will fluctuate from time to time due to the stage of completion of the non-project sales orders in progress at the time.

The Company disposed of approximately $318,000 and $107,000 of obsolete inventory during the years ended May 31, 2026 and 2025, respectively.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB”) and Billings in Excess of Costs and Estimated Earnings (“BIEC”)

	May 31, 2026	May 31, 2025	Increase /(Decrease)
Accounts receivable	3,932,000	5,600,000	(1,668,000)	-30%
CIEB	8,032,000	5,360,000	2,672,000	50%
Less: BIEC	1,367,000	4,382,000	(3,015,000)	-69%
Net	$10,597,000	$6,578,000	$ 4,019,000	61%

Number of an average day’s sales outstanding in accounts receivable (DSO)	40	32

The Company combines the totals of accounts receivable, the asset CIEB, and the liability BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date.  As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

The number of an average day's sales outstanding in accounts receivable (DSO) was 40 days at May 31, 2026 and 32 days at May 31, 2025.  The Company decreased its allowance for estimated credit losses to $195,000 at May 31, 2026 from $564,000 at May 31, 2025 due to the full collection of a $751,000 overdue balance at May 31, 2025.

The status of the long-term projects in progress at the end of the current and prior fiscal years have changed in the factors affecting the year-end balances in the asset CIEB, and the liability BIEC:

	2026	2025
Number of projects in progress at year-end	19	21
Aggregate percent complete at year-end	62%	65%
Average total value of projects in progress at year-end	$1,619,000	$1,846,000
Percentage of total value invoiced to customer	45%	64%

There are two fewer projects in process at the end of the current fiscal year as compared with the prior year end and the average value of those projects has decreased by 12% between those two dates.

As noted above, CIEB represents revenue recognized in excess of amounts billed.  Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill, and collect from the customer, payments in advance of shipments.  Unfortunately, these contract provisions are often not possible to obtain.  The $8,032,000 balance in CIEB at May 31, 2026 is a 50% increase from the prior year end.  This increase reflects the higher aggregate level of the percentage of completion of these long-term projects as of the current year end as compared with the long-term projects in process at the prior year end.  Generally, if progress billings are permitted under the terms of a project sales agreement, then the more complete the project is, the more progress billings will be permitted.  The Company expects to bill the entire amount during the next twelve months.  24% of the CIEB balance as of the end of the last fiscal quarter, February 28, 2026, was billed to those customers in the current fiscal quarter ended May 31, 2026.  The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

The year-end balances in the CIEB account are comprised of the following components:

	May 31, 2026	May 31, 2025
Costs	$ 6,268,000	$ 8,514,000
Estimated earnings	5,893,000	9,289,000
Less: Billings to customers	4,129,000	12,443,000
CIEB	$ 8,032,000	$ 5,360,000
Number of projects in progress	14	14

As noted above, BIEC represents billings to customers in excess of revenue recognized.  The $1,367,000 balance in BIEC at May 31, 2026 is in comparison to a $4,382,000 balance at the end of the prior year.  The balance in this account fluctuates in the same manner and for the same reasons as the account "costs and estimated earnings in excess of billings," discussed above.  Final delivery of product under these contracts is expected to occur during the next twelve months.

The year-end balances in this account are comprised of the following components:

	May 31, 2026	May 31, 2025
Billings to customers	$ 9,858,000	$ 12,253,000
Less: Costs	2,844,000	3,985,000
Less: Estimated earnings	5,647,000	3,886,000
BIEC	$ 1,367,000	$ 4,382,000
Number of projects in progress	5	7

Accounts payable, at $574,000 as of May 31, 2026, is 49% less than the prior year end.  This decrease is normal fluctuation of this account and is not considered to be unusual.  The Company expects the current accounts payable amount to be paid during the next twelve months.

Accrued expenses of $2,946,000 decreased 28% from the prior year level of $4,072,000.  This change is due to decreases in accrued incentive compensation.

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

The Company's chief executive officer (its principal executive officer) and chief financial officer (its principal financial officer) have evaluated the Company's disclosure controls and procedures as of May 31, 2026 and have concluded that, as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)Management's report on internal control over financial reporting.

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2026.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework, updated in 2013.  Based on this assessment, management has concluded that, as of May 31, 2026, the Company's internal control over financial reporting is effective.

(c)Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Item 9B. Other Information.

Trading Plans

During the three months ended May 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

The information required by Items 10, 11, 12, 13 and 14 of this part will be presented in the Company's Proxy Statement to be delivered to shareholders in connection with the Company’s 2026 Annual Meeting of Shareholders, which information is hereby incorporated by reference into this Form 10-K.  The proxy materials, including the Proxy Statement and form of proxy, will be filed with the SEC within 120 days after the Company's fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS REPORT:
Index to Financial Statements:
(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets as of May 31, 2026 and 2025
(iii)	Consolidated Statements of Income for the years ended May 31, 2026 and 2025
(iv)	Consolidated Statements of Stockholders' Equity for the years ended May 31, 2026 and 2025
(v)	Consolidated Statements of Cash Flows for the years ended May 31, 2026 and 2025
(vi)	Notes to Consolidated Financial Statements - May 31, 2026 and 2025
EXHIBITS:
3	Articles of incorporation and by-laws
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
(i)

2015 Taylor Devices, Inc. Stock Option Plan, incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the 2015 annual meeting of shareholders, filed September 25, 2015.#

(ii)

2018 Taylor Devices, Inc. Stock Option Plan, incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for the 2018 annual meeting of shareholders, filed September 27, 2018.#

(iii)

2022 Taylor Devices, Inc. Stock Option Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2022 annual meeting of shareholders, filed September 6, 2022.#

(iv)	2025 Taylor Devices, Inc. Stock Option Plan, incorporated by reference to Exhibit 4(i) to the Company’s Current Report on Form 8-K, filed October 22, 2025.#
(v)	The 2004 Taylor Devices, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-114085, filed March 31, 2004.
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

Executive Retirement and Transition Agreement dated as of January 14, 2025 between the Registrant and Alan R. Klembczyk, incorporated by reference to Exhibit 10(xv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025, filed August 15, 2025.#

19

Taylor Devices, Inc. Policy Against Insider Trading, incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025, filed August 15, 2025.

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

TAYLOR DEVICES, INC.
(Registrant)

By:	/s/Timothy J. Sopko	Date:	August 18, 2026
Timothy J. Sopko
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Timothy J. Sopko	By:	/s/Paul Heary
	Timothy J. Sopko Chief Executive Officer and Director (Principal Executive Officer) August 18, 2026		Paul Heary Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
August 18, 2026

By:	/s/John Burgess	By:	/s/Robert M. Carey
	John Burgess, Director		Robert M. Carey, Director
	August 18, 2026		August 18, 2026

By:	/s/F. Eric Armenat
F. Eric Armenat, Director
August 18, 2026

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of

Taylor Devices, Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K (Commission File Number 0-3498) of Taylor Devices, Inc. of our report dated August 18, 2026 and any reference thereto in the Annual Report to Shareholders for the fiscal year ended May 31, 2026.

We also consent to such incorporation by reference in Registration Statement Nos. 333-114085, 333-210660, 333-232121, 333-268120 and 333-291101 of Taylor Devices, Inc. on Form S-8 of our report dated August 18, 2026.

/s/Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

PCOAB ID: 130

Buffalo, New York

August 18, 2026

TAYLOR DEVICES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Taylor Devices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taylor Devices, Inc. and Subsidiary (the Company) as of May 31, 2026 and 2025, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

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

Valuation of Inventory

Description of the Matter

As of May 31, 2026, the Company’s inventory balance was $7.5 million, net of a $35,000 allowance for obsolescence, its maintenance and other inventory balance was $1.2 million, net of a $660,000 allowance for obsolescence.  As discussed in Note 5, maintenance and other inventory represents certain items that are estimated to have a product life-cycle in excess of twelve months the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering.  The Company evaluates its inventory for obsolescence on an ongoing basis by considering historical usage as well as requirements for future orders.

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

Buffalo, New York

August 18, 2026

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

May 31,	2026	2025

Assets
Current assets:
Cash and cash equivalents	$904,823	$1,190,656
Short-term investments	40,574,152	34,799,367
Accounts receivable, net (Note 2)	3,931,831	5,599,785
Inventory (Note 3)	7,529,043	8,113,321
Prepaid expenses	1,450,157	1,124,878
Prepaid income taxes	-	94,333
Costs and estimated earnings in excess of billings (Note 4)	8,032,246	5,360,499
Total current assets	62,422,252	56,282,839

Maintenance and other inventory, net (Note 5)	1,205,996	1,107,875
Property and equipment, net (Note 6)	12,306,100	12,074,172
Patents, net	248,148	270,370
Cash value of life insurance, net	223,968	219,444
Other assets	65,420	65,420
Deferred income taxes (Note 10)	1,273,000	1,598,000
	$77,744,884	$71,618,120
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$574,264	$1,119,240
Accrued expenses (Note 8)	2,946,494	4,072,436
Billings in excess of costs and estimated earnings (Note 4)	1,367,083	4,382,067
Accrued income taxes	4,892	-
Total current liabilities	4,892,733	9,573,743

Stockholders' equity:
Common stock, $0.025 par value, authorized 8,000,000 shares, issued 4,295,765 and 4,196,470 shares	107,316	104,835
Paid-in capital	18,104,171	14,544,580
Retained earnings	69,103,828	60,540,154
	87,315,315	75,189,569
Treasury stock – 1,070,762 and 1,051,688 shares at cost	(14,463,164)	(13,145,192)
Total stockholders' equity	72,852,151	62,044,377
	$77,744,884	$71,618,120

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the years ended May 31,	2026	2025

Sales, net (Note 9)	$41,649,673	$46,292,725

Cost of goods sold	23,302,557	24,814,581

Gross profit	18,347,116	21,478,144
Research and development costs	775,995	444,000
Selling, general and administrative expenses	10,228,165	11,406,817

Operating income	7,342,956	9,627,327

Other income
Interest, net	1,641,907	1,402,440
Miscellaneous	3,811	3,369
Total other income, net	1,645,718	1,405,809

Income before provision for income taxes	8,988,674	11,033,136

Provision for income taxes (Note 10)	425,000	1,620,000

Net income	$8,563,674	$9,413,136

Basic earnings per common share (Note 11)	$2.70	$3.01
Diluted earnings per common share (Note 11)	$2.62	$2.87

See notes to consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

For the years ended May 31,	2026	2025

Common Stock
Beginning of period	$104,835	$104,056
Issuance of shares for employee stock purchase plan	3	4
Issuance of shares for employee stock option plan	2,478	775
End of period	107,316	104,835

Paid-in Capital
Beginning of period	14,544,580	12,959,531
Issuance of shares for employee stock purchase plan	4,580	6,432
Issuance of shares for employee stock option plan	1,917,619	356,108
Stock options issued for services	1,637,392	1,222,509
End of period	18,104,171	14,544,580

Retained Earnings
Beginning of period	60,540,154	51,127,018
Net income	8,563,674	9,413,136
End of period	69,103,828	60,540,154

Treasury Stock
Beginning of period	(13,145,192)	(12,943,919)
Issuance of shares for employee stock option plan	(1,317,972)	(201,273)
End of period	(14,463,164)	(13,145,192)

Total stockholders' equity	$72,852,151	$62,044,377

See notes to consolidated financial statements

TAYLOR DEVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the years ended May 31,	2026	2025

Operating activities:
Net income	$ 8,563,674	$ 9,413,136
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,904,373	1,708,849
Amortization	22,222	22,223
Stock options issued for services	1,637,392	1,222,509
Credit loss expense (recovery)	(365,000)	535,000
Provision for inventory obsolescence	225,000	-
Deferred income taxes	325,000	(585,385)
Changes in other assets and liabilities:
Accounts receivable, net	2,032,954	(922,377)
Inventory	261,157	(129,315)
Prepaid expenses	(325,279)	(399,372)
Prepaid income taxes	94,333	(94,333)
Costs and estimated earnings in excess of billings	(2,671,747)	(1,003,934)
Accounts payable	(544,976)	(319,607)
Accrued expenses	(1,125,942)	(592,027)
Billings in excess of costs and estimated earnings	(3,014,984)	(1,219,207)
Accrued income taxes	4,892	(126,148)
Other assets	-	(38,077)
Net operating activities	7,023,069	7,471,935

Investing activities:
Acquisition of property and equipment	(2,136,301)	(2,602,088)
Increase in short-term investments	(5,774,785)	(6,668,088)
Increase in cash value of life insurance	(4,524)	(4,620)
Net investing activities	(7,915,610)	(9,274,796)

Financing activities:
Proceeds from issuance of common stock	1,924,680	363,319
Acquisition of treasury stock	(1,317,972)	(201,273)
Net financing activities	606,708	162,046

Net change in cash and cash equivalents	(285,833)	(1,640,815)

Cash and cash equivalents - beginning	1,190,656	2,831,471
Cash and cash equivalents - ending	$ 904,823	$ 1,190,656

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

87% of the Company's 2026 revenue was generated from sales to customers in the United States and 8% was from sales to customers in Asia.  Remaining sales were to customers in other countries in North America, Europe, Australia, and South America.

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

Short-Term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at May 31, 2026 and May 31, 2025 include money market funds, U.S. treasury securities and corporate bonds stated at fair value, which approximates cost.  Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

The short-term investments are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

Accounts Receivable:

Accounts receivable are stated at an amount management expects to collect from outstanding balances.  Management provides for estimated credit losses through a charge to expense and a credit to a valuation allowance based on its assessment of the current status of individual accounts, historical trends, and forecasted economic conditions.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to the receivable.

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year), using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the Company’s performance obligations.  Incurred costs represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.  Contract costs include labor, material and overhead.  Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  Other sales to customers are recognized upon shipment to the customer based on contract prices and terms.  In the year ended May 31, 2026, 56% of revenue was recorded for contracts in which revenue was recognized over time while 44% was recognized at a point in time.  In the year ended May 31, 2025, 68% of revenue was recorded for contracts in which revenue was recognized over time while 32% was recognized at a point in time.

Progress payments are typically negotiated for long term projects.  Payments are otherwise due once performance obligations are complete (generally at shipment and transfer of title).  For financial statement presentation purposes, the Company nets progress billings against the total costs incurred on uncompleted contracts.  The asset, “costs and estimated earnings in excess of billings,” represents revenue recognized in excess of amounts billed.  The liability, “billings in excess of costs and estimated earnings,” represents billings in excess of revenue recognized.

If applicable, the Company recognizes an asset for the incremental material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered.  As of May 31, 2026 and 2025, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred.  These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

Shipping and Handling Costs:

Shipping and handling costs on incoming inventory items are classified as a component of cost of goods sold, while shipping and handling costs on outgoing shipments to customers are classified as a component of selling, general and administrative expenses. The amounts of these costs classified as a component of selling, general and administrative expenses were $231,485 and $239,182 for the years ended May 31, 2026 and 2025. Shipping and handling activities that occur after the customer has obtained control of the product are considered fulfillment activities, not performance obligations.

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

The Company's practice is to recognize interest related to income tax matters in interest income / expense and to recognize penalties in selling, general and administrative expenses.  The Company did not have any accrued interest or penalties included in its consolidated balance sheets at May 31, 2026 and 2025.  The Company recorded no interest expense or penalties in its consolidated statements of income during the years ended May 31, 2026 and 2025.

The Company believes it is no longer subject to examination by federal and state taxing authorities for years prior to May 31, 2023.

Sales Taxes:

Certain jurisdictions impose a sales tax on Company sales to nonexempt customers.  The Company collects these taxes from customers and remits the entire amount as required by the applicable law.  The Company excludes from revenue and expenses the tax collected and remitted.

Stock-Based Compensation:

The Company measures compensation cost arising from the grant of share-based payments to employees at fair value and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award. The stock-based compensation expense for the years ended May 31, 2026 and 2025 was $1,637,392 and $1,222,509.

New Accounting Standards:

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the effective tax rate reconciliation and income taxes paid by jurisdiction. ASU 2023-09 is effective for our annual periods beginning June 1, 2025. We adopted this standard for the year ended May 31, 2026, and applied the amendments on a prospective basis.  Refer to Note 10 for more information. The adoption of this standard did not have a material effect on the financial statements and related disclosures.

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

Other recently issued FASB Accounting Standards Codification (“FASB ASC”) guidance has either been implemented or is not significant to the Company.

2.  Accounts Receivable:

	2026	2025
Customers	$4,126,839	$6,164,251
Less allowance for estimated credit losses	195,008	564,466
	$3,931,831	$5,599,785

The Company decreased its allowance for estimated credit losses due to full collection of a $751,000 overdue balance at May 31, 2025.

All amounts are expected to be collected within the next fiscal year.

3.  Inventory:

	2026	2025
Raw materials	$642,141	$627,616
Work-in-process	6,697,444	7,222,613
Finished goods	224,458	286,092
	7,564,043	8,136,321
Less allowance for obsolescence	35,000	23,000
	$7,529,043	$8,113,321

4.  Costs and Estimated Earnings on Uncompleted Contracts:

	2026	2025
Costs incurred on uncompleted contracts	$9,111,805	$12,499,313
Estimated earnings	11,539,013	13,175,240
	20,650,818	25,674,553
Less billings to date	13,985,655	24,696,121
	$6,665,163	$ 978,432

Amounts are included in the accompanying balance sheets under the following captions:

	2026	2025
Costs and estimated earnings in excess of billings	$8,032,246	$5,360,499
Billings in excess of costs and estimated earnings	1,367,083	4,382,067
	$6,665,163	$978,432

The following summarizes the status of long-term projects in progress as of May 31, 2026 and 2025:

	2026	2025
Number of projects in progress	19	21
Aggregate percent complete	62%	65%
Aggregate amount remaining	$10,116,421	$13,100,204
Percentage of total value invoiced to customer	45%	64%

The Company expects to recognize the majority of remaining revenue on all open projects during the May 31, 2027 fiscal year.

Revenue recognized during the years ended May 31, 2026 and 2025 for amounts included in billings in excess of costs and estimated earnings as of the beginning of the year amounted to $4,206,000 and $5,601,000.

5.  Maintenance and Other Inventory:

	2026	2025
Maintenance and other inventory	$ 1,865,680	$ 1,872,931
Less allowance for obsolescence	659,684	765,056
	$ 1,205,996	$ 1,107,875

Maintenance and other inventory represent stock that is estimated to have a product life-cycle in excess of twelve-months.  This stock represents certain items the Company is required to maintain for service of products sold, and items that are generally subject to spontaneous ordering.  This inventory is particularly sensitive to obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence.  Therefore, management of the Company has recorded an allowance for potential inventory obsolescence.  $318,000 and $107,000 of inventory was disposed of during the years ended May 31, 2026 and 2025.  The provision for potential inventory obsolescence was $225,000 and zero for the years ended May 31, 2026 and 2025.  The Company continues to rework slow-moving inventory, where applicable, to convert it to product to be used on customer orders.

6.  Property and Equipment:

	2026	2025
Land	$195,220	$195,220
Buildings and improvements	10,493,928	10,160,842
Machinery and equipment	19,590,503	17,950,644
Office furniture and equipment	3,252,655	3,193,150
Autos and trucks	91,717	91,717
Land improvements	662,168	662,168
	34,286,191	32,253,741
Less accumulated depreciation	21,980,091	20,179,569
	$12,306,100	$12,074,172

Depreciation expense was $1,904,373 and $1,708,849 for the years ended May 31, 2026 and 2025.

The Company has commitments to make capital expenditures of approximately $1,770,000 as of May 31, 2026.

7.  Short-Term Borrowings:

The Company has available a $10,000,000 bank demand line of credit with interest payable at the Company's option of 30, 60 or 90 day SOFR rate plus 2.365%. The line is secured by a negative pledge of the Company's real and personal property and is subject to renewal annually.

There is no amount outstanding under the line of credit at May 31, 2026 or 2025.

The Company uses a cash management facility under which the bank draws against the available line of credit to cover checks presented for payment on a daily basis.  Outstanding checks under this arrangement totaled $59,107 and $97,673 as of May 31, 2026 and 2025.  These amounts are included in accounts payable on the accompanying balance sheets.

8.  Accrued Expenses:

	2026	2025
Customer deposits	$68,482	$104,825
Personnel costs	2,154,490	3,214,157
Other	723,522	753,454
	$2,946,494	$4,072,436

9.  Sales:

The Company manufactures and sells a single group of very similar products that have many different applications for customers.  These similar products are included in one of nine categories; namely, Seismic Dampers, Fluidicshoks®, Crane and Industrial Buffers, Self-Adjusting Shock Absorbers, Liquid Die Springs, Vibration Dampers, Machined Springs, Custom Shock and Vibration Isolators, and Custom Actuators.  Management does not track or otherwise account for sales broken down by these categories.  Sales of the Company's products are made to three general groups of customers: aerospace / defense, structural and industrial. A breakdown of sales to these three general groups of customers is as follows:

	2026	2025
Aerospace / Defense	$ 27,522,079	$ 27,134,038
Structural	10,262,939	14,827,044
Industrial	3,864,655	4,331,643
	$ 41,649,673	$ 46,292,725

Sales to three customers approximated 32% (11%, 11% and 10% respectively) of net sales for 2026. Sales to two customers approximated 36% (21% and 15% respectively) of net sales for 2025.

10.  Income Taxes:

The Company adopted ASU 2023-09 on a prospective basis as of June 1, 2025, which resulted in additional income tax disclosures for the rate reconciliation and income taxes paid for 2026.  Given that the Company elected to adopt ASU 2023-09 prospectively, the 2025 rate reconciliation is not disaggregated in accordance with ASU 2023-09 and the income taxes paid is not presented by jurisdiction.

2026		2025
Current tax provision:
Federal	$100,000	$2,204,000
State	100	1,000
	100,100	2,205,000
Deferred tax provision (benefit):
Federal	324,900	(585,000)
State	-	-
	324,900	(585,000)
	$425,000	$1,620,000

The provision for income taxes for the fiscal year ended May 31, 2026 differed from the amount computed by applying the federal statutory income tax rate due to:

	Amount	Percent
U.S. Federal Statutory Income Tax and Rate	$1,888,000	21.0%
State and local income taxes, net of federal income tax effect (1)	100	0.0%
Effect of Cross Border Tax Laws:
Foreign-Derived Deduction Eligible Income	(14,300)	-0.2%
Tax Credits:
Research and development tax credits	(369,000)	-4.1%
Nontaxable and nondeductible items:
Share-based payment awards	(929,900)	-10.3%
Other	10,900	0.1%
Other adjustments:
Various miscellaneous items	(160,800)	-1.8%
	$425,000	4.7%

(1)State taxes in California make up the majority (more than 50%) of the tax effect of this category.

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate for the period before the adoption of ASU 2023-09 was as follows:

2025
Computed tax provision at the expected statutory rate	$2,317,000
Tax effect of permanent differences:
Research tax credits	(489,692)
Foreign-derived intangible income deduction	(224,700)
Stock option costs	(11,682)
Other permanent differences	24,300
Other	4,774
$1,620,000
Effective income tax rate	14.7%

Income taxes paid (net of refunds) consisted of the following:

2026
Federal	$-
State	875
$875

Income taxes paid (net of refunds) was $2,425,000 for the year ended May 31, 2025.

Income taxes paid, net of refunds, exceeded five (5) percent of total income taxes paid (net of refunds) in the following jurisdictions:

2026
Federal	$-

State
New York	50
California	800
Other	25
$875

The tax effects of temporary differences that give rise to the deferred income tax assets at May 31, 2026 and 2025 are as follows:

	2026	2025
Deferred tax assets:
Allowance for estimated credit losses	$41,000	$118,500
Tax inventory adjustment	67,200	52,600
Allowance for obsolete inventory	145,900	165,500
Accrued professional fees	20,100	-
Accrued vacation	179,000	169,600
Warranty reserve	100,100	112,500
R&D capitalization	1,450,500	2,111,200
Stock options issued for services	537,700	117,700
	2,541,500	2,847,600
Deferred tax liabilities:
Excess tax depreciation	(1,268,500)	(1,249,600)
Net deferred tax assets	$1,273,000	$1,598,000

Realization of the deferred tax assets is dependent on generating sufficient taxable income at the time temporary differences become deductible.  The Company provides a valuation allowance to the extent that deferred tax assets may not be realized.  A valuation allowance has not been recorded against the deferred tax assets since management believes it is more likely than not that the deferred tax assets are recoverable.  The Company considers future taxable income and potential tax planning strategies in assessing the need for a potential valuation allowance.  The amount of the deferred tax assets considered realizable however, could be reduced in the near term if estimates of future taxable income are reduced.  The Company will need to generate approximately $12.1 million in taxable income in future years in order to realize the deferred tax assets recorded as of May 31, 2026 of $2,541,500.

The Company and its subsidiary file consolidated Federal and State income tax returns.  As of May 31, 2026, the Company had State investment tax credit carryforwards of approximately $546,000 expiring through May 2031.

11.  Earnings Per Common Share:

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period.  Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution is as follows:

	2026	2025
Average common shares outstanding	3,170,439	3,131,134
Common shares issuable under stock option plans	99,238	147,555
Average common shares outstanding assuming dilution	3,269,677	3,278,689

12.  Employee Stock Purchase Plan:

In March 2004, the Company reserved 295,000 shares of common stock for issuance pursuant to a non-qualified employee stock purchase plan.  Participation in the employee stock purchase plan is voluntary for all eligible employees of the Company.  Purchase of common shares can be made by employee contributions through payroll deductions and without brokers’ fees.  At the end of each calendar quarter, the employee contributions will be applied to the purchase of common shares using a share value equal to the mean between the closing bid and ask prices of the stock on that date.  These shares are distributed to the employees at the end of each calendar quarter or upon withdrawal from the plan.  During the years ended May 31, 2026 and 2025, 90 ($43.88 to $58.02 price per share) and 155 ($32.51 to $49.40 price per share) common shares, respectively, were issued to employees. As of May 31, 2026, 215,748 shares were reserved for further issue.

13.  Stock Option Plans:

In 2025, the Company adopted a stock option plan which permits the Company to grant both incentive stock options and non-qualified stock options.  The incentive stock options qualify for preferential treatment under the Internal Revenue Code.  Under this plan, 316,200 shares of common stock have been reserved for grant to key employees and directors of the Company and 83,850 shares have been granted as of May 31, 2026. Under the plan, the option price may not be less than the fair market value of the stock at the time the options are granted. Options vest immediately and expire ten years from the date of grant.

Using the Black-Scholes option pricing model, the weighted average estimated fair value of each option granted under the plan was $19.53 during 2026 and $13.61 during 2025.  The pricing model uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of the Company's stock.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding.  The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation model.  The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	2026	2025
Risk-free interest rate	3.84%	3.87%
Expected life in years	4.3	4.2
Expected volatility	42%	39%
Expected dividend yield	0%	0%

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding - May 31, 2024	340,500	$18.07	$11,185,815
Options granted	89,800	$37.24
Less: options exercised	31,000	$11.51
Less: options expired	-	-
Outstanding - May 31, 2025	399,300	$22.89	$6,341,305
Options granted	83,850	$49.14
Less: options exercised	99,205	$19.35
Less: options expired	1,500	-
Outstanding - May 31, 2026	382,445	$29.58	$8,386,635

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of the balance sheet dates.  The aggregate intrinsic value of outstanding options as of the end of each fiscal year is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the-money at that date (346,445 at May 31, 2026 and 309,500 at May 31, 2025).  The Company's closing stock price was $51.00 and $36.93 as of May 31, 2026 and 2025.  As of May 31, 2026, there are 232,350 options available for future grants under the 2025 stock option plan.  $1,920,098 was received from the exercise of options during the fiscal year ended May 31, 2026; $356,883 was received from the exercise of options during the fiscal year ended May 31, 2025.

The following table summarizes information about stock options outstanding at May 31, 2026:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price
$ 9.01-$10.00	30,000	4.9	$ 9.69
$10.01-$11.00	10,250	3.1	$10.17
$11.01-$12.00	70,850	4.6	$11.68
$12.01-$13.00	3,750	1.2	$12.28
$13.01-$14.00	5,000	0.9	$13.80
$19.01-$20.00	42,000	6.9	$19.96
$20.01-$21.00	23,250	7.4	$20.78
$30.01-$31.00	42,000	8.9	$30.55
$43.01-$44.00	77,345	8.9	$43.53
$46.01-$47.00	42,000	7.9	$46.99
$56.01-$57.00	36,000	9.9	$56.43
$ 9.01-$57.00	382,445	7.1	$29.58

The following table summarizes information about stock options outstanding at May 31, 2025:

Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price
$ 9.01-$10.00	45,000	5.8	$ 9.71
$10.01-$11.00	15,250	3.7	$10.21
$11.01-$12.00	99,000	5.4	$11.72
$12.01-$13.00	6,000	1.7	$12.41
$13.01-$14.00	10,000	1.9	$13.80
$16.01-$17.00	10,000	0.9	$16.40
$19.01-$20.00	47,500	7.3	$19.89
$20.01-$21.00	33,750	8.4	$20.78
$30.01-$31.00	43,000	9.9	$30.55
$43.01-$44.00	46,800	9.4	$43.38
$46.01-$47.00	43,000	8.9	$46.99
$ 9.01-$47.00	399,300	6.9	$22.89

14.  Retirement Plan:

The Company maintains a retirement plan for essentially all employees pursuant to Section 401(k) of the Internal Revenue Code.  The Company matches a percentage of employee voluntary salary deferrals subject to limitations.  The Company may also make discretionary contributions as determined annually by the Company's Board of Directors.  The amount expensed under the plan was $471,767 and $462,445 for the years ended May 31, 2026 and 2025.

15.  Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

The fair values of short-term investments were determined as described in Note 1.

16.  Legal Proceedings:

The Company has been named as a third-party defendant in an action captioned Board of Managers of the 432 Park Condominium, et al. v. 56th and Park (NY) Owner LLC, et al. (the “Original Action”).

The Original Action was filed on or about September 23, 2021. In the Original Action, the Board of Managers of 432 Park Condominium (the “Owner”), a condominium association for a high-rise condominium building (the “Building”) located at 432 Park Avenue in New York, N.Y., asserts a claim against the condominium sponsor, 56th and Park (NY) Owner LLC (the “Sponsor”) for damages arising from construction and design defects to the residential and commercial units at the Building.

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

LendLease subsequently initiated a third-party complaint seeking indemnification from entities with whom LendLease had contracted for the supply of materials and services in connection with construction of the Building. The third-party complaint also names the Company as a third-party defendant based upon a contract between the Company and LendLease to supply 16 Viscous Damping Devices that were incorporated into a Tuned Mass Damper system designed by a third party to limit accelerations of the Building during wind events. The Company has timely filed and served an answer denying the allegations in LendLease’s third- party complaint.

On June 15, 2026, the Owner filed an amended third-party complaint asserting claims for fraud against the Sponsor arising from construction of the façade at the Building (the “Fraud Action”). The Sponsor subsequently filed a third-party complaint against

LendLease for contribution and indemnity relating to the Fraud Action, and LendLease subsequently initiated a third-party complaint against multiple parties, including the Company, relating to the Fraud Action. The Company believes it had no involvement in the façade work performed at the Building. After the Company and other third-party defendants objected to their being named defendants in LendLease’s third-party complaint relating to the Fraud Action, LendLease agreed to discontinue, without prejudice and pursuant to a proposed stipulation, its third-party claims against the Company and other third-party defendants, but only to the extent those claims relate to the Fraud Action. The Company does not expect to participate in discovery proceedings relating to the Fraud Action. However, the proposed stipulation has not yet been agreed to by all parties, and thus the Company has timely filed and served an answer denying the allegations in LendLease’s third-party complaint relating to the Fraud Action.

The Original Action and the Fraud Action, and all of the related third-party actions thereto, are pending in the Commercial Division of the Supreme Court, New York County.

Discovery relating to the Original Action is substantially complete. Discovery relating to the Fraud Action remains ongoing and is expected to conclude on or about February 26, 2027.

At present, the Company is unable to determine the likelihood of an unfavorable outcome or to quantify a potential loss.