Form 10-Q
period 2026-08-31
TAYLOR DEVICES, INC.
filed 2026-10-02
CIK 96536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended August 31, 2026

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 2, 2026 was 3,229,865.

TAYLOR DEVICES, INC.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  Information in this Quarterly Report on Form 10-Q that does not consist of historical facts are "forward-looking statements."  Statements accompanied or qualified by, or containing, words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," "assume" and "optimistic" constitute forward-looking statements and, as such, are not a guarantee of future performance.  These statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  These factors, risks and uncertainties include, among others: fluctuations in general business cycles and changing economic conditions; variations in timing and amount of customer orders; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for our products, as well as other factors, many or all of which may be beyond our control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  Except as required by law, we disclaim any obligation to release publicly any updates or revisions to the forward-looking statements herein to reflect any change in our expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

Part I - Financial Information Item 1. Financial Statements TAYLOR DEVICES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets	(Unaudited)
	August 31,	May 31,
	2026	2026

Assets
Current assets:
Cash and cash equivalents	$3,600,212	$904,823
Short-term investments	45,478,228	40,574,152
Accounts receivable, net	3,371,041	3,931,831
Inventory	9,355,773	7,529,043
Costs and estimated earnings in excess of billings	2,332,086	8,032,246
Other current assets	1,934,767	1,450,157
Total current assets	66,072,107	62,422,252

Maintenance and other inventory, net	1,120,485	1,205,996
Property and equipment, net	11,995,536	12,306,100
Patents, net	242,592	248,148
Other assets	290,447	289,388
Deferred income taxes	1,273,000	1,273,000
	$80,994,167	$77,744,884
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,043,280	$574,264
Accrued expenses	2,041,936	2,946,494
Billings in excess of costs and estimated earnings	4,538,752	1,367,083
Accrued income taxes	4,892	4,892
Total current liabilities	7,628,860	4,892,733

Stockholders' equity:
Common stock and additional paid-in capital	18,267,710	18,211,487
Retained earnings	69,560,761	69,103,828
	87,828,471	87,315,315
Treasury stock - at cost	(14,463,164)	(14,463,164)
Total stockholders’ equity	73,365,307	72,852,151
	$80,994,167	$77,744,884

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income	(Unaudited)
	For the three months ended August 31,
	2026	2025

Sales, net	$7,300,239	$9,918,350

Cost of goods sold	5,141,303	5,479,606

Gross profit	2,158,936	4,438,744

Research and development costs	152,074	80,817
Selling, general and administrative expenses	1,968,408	2,112,660

Operating income	38,454	2,245,267

Other income	418,479	383,817

Income before provision for income taxes	456,933	2,629,084

Provision for income taxes	-	439,000

Net income	$456,933	$2,190,084

Basic and diluted earnings per common share	$0.14	$0.70

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
	(Unaudited)
	For the three months ended August 31,
	2026	2025

Common Stock
Beginning of period	$107,316	$104,835
Issuance of shares for employee stock purchase plan	-	1
Issuance of shares for employee stock option plan	121	85
End of period	107,437	104,921
Paid-in Capital
Beginning of period	18,104,171	14,544,580
Issuance of shares for employee stock purchase plan	703	1,316
Issuance of shares for employee stock option plan	55,399	46,992
End of period	18,160,273	14,592,888
Retained Earnings
Beginning of period	69,103,828	60,540,154
Net income	456,933	2,190,084
End of period	69,560,761	62,730,238
Treasury Stock
Beginning of period	(14,463,164)	(13,145,192)
Issuance of shares for employee stock option plan	-	(31,496)
End of period	(14,463,164)	(13,176,688)
Total stockholders' equity	$73,365,307	$64,251,359

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	(Unaudited)
	For the three months ended August 31,
	2026	2025

Operating activities:
Net income	$456,933	$2,190,084
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	525,855	452,838
Amortization	5,556	5,556
Deferred income taxes	-	500,000
Loss on disposal of equipment	26,947	-
Changes in other assets and liabilities:
Accounts receivable, net	560,790	1,076,264
Inventory	(1,741,219)	(492,108)
Costs and estimated earnings in excess of billings	5,700,160	656,358
Other current assets	(484,610)	(371,606)
Accounts payable	469,016	(87,217)
Accrued expenses	(904,558)	(1,929,267)
Billings in excess of costs and estimated earnings	3,171,669	(1,517,274)
Net operating activities	7,786,539	483,628

Investing activities:
Acquisition of property and equipment	(242,238)	(184,987)
(Increase)/decrease in short-term investments	(4,904,076)	647,903
Other investing activities	(1,059)	(1,092)
Net investing activities	(5,147,373)	461,824

Financing activities:
Proceeds from issuance of common stock, net	56,223	48,394
Acquisition of treasury stock	-	(31,496)
Net financing activities	56,223	16,898
Net change in cash and cash equivalents	2,695,389	962,350

Cash and cash equivalents - beginning	904,823	1,190,656

Cash and cash equivalents - ending	$3,600,212	$2,153,006

See notes to condensed consolidated financial statements.

TAYLOR DEVICES, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the management of Taylor Devices, Inc. (referred to herein as the “Company,” “we” or “our”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2026 and May 31, 2026, the results of operations for the three months ended August 31, 2026 and 2025, and cash flows for the three months ended August 31, 2026 and 2025. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2026, filed with the U.S. Securities and Exchange Commission (“SEC”) on August 18, 2026 (the “Form 10-K”).

2.The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

3.There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.For the three-month periods ended August 31, 2026 and 2025, the net income was divided by 3,227,434 and 3,146,140, respectively, which is net of treasury shares, to calculate the net income per share.

5.The results of operations for the three-month period ended August 31, 2026 are not necessarily indicative of the results to be expected for the full year.

6.In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU 2025-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to enhance disclosure of specified categories of expenses (purchases of inventory, employee compensation, depreciation, and intangible asset amortization) included in certain expense captions presented on the face of the income statement.  ASU 2025-03 is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted on a prospective basis for financial statements issued for reporting periods after the forementioned effective date.  The Company is currently evaluating the potential effect that the updated standard will have on the financial statements and related disclosures.

Other recently issued FASB Accounting Standards Codification guidance has either been implemented or is not significant to the Company.

7.Short-term Investments:

At times, the Company invests excess funds in liquid interest earning instruments. Short-term investments at August 31, 2026 and May 31, 2026 include money market funds, U.S. treasury securities and corporate bonds stated at fair value, which approximates cost. Unrealized holding gains and losses would be presented as a separate component of accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of investments are determined using the specific identification method.

The short-term investments are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

8.Inventory:

	August 31, 2026	May 31, 2026
Raw materials	$831,376	$642,141
Work-in-process	8,202,689	6,697,444
Finished goods	356,708	224,458
	9,390,773	7,564,043
Less allowance for obsolescence	35,000	35,000
	$9,355,773	$7,529,043

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

For contracts with customers in which the Company satisfies a promise to the customer to provide a product that has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date inclusive of profit, the Company satisfies the performance obligation and recognizes revenue over time (generally less than one year) using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material and overhead. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Other sales to customers are recognized upon shipment to the customer based on contract prices and terms. In the three months ended August 31, 2026, 50% of revenue was recorded for contracts in which revenue was recognized over time, while 50% was recognized at a point in time. In the three months ended August 31, 2025, 55% of revenue was recorded for contracts in which revenue was recognized over time, while 45% was recognized at a point in time.

Progress payments are typically negotiated for long-term projects. Payments are otherwise due once performance obligations are complete (generally at shipment and transfer of title). For financial statement presentation purposes, the Company nets progress billings against the total costs incurred and estimated earnings recognized on uncompleted contracts. The asset, “Costs and estimated earnings in excess of billings,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings,” represents billings in excess of revenues recognized.

If applicable, the Company recognizes an asset for the incremental, material costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year and the costs are expected to be recovered. As of August 31, 2026 and May 31, 2026, the Company does not have material incremental costs on any open contracts with an original expected duration of greater than one year, and therefore such costs are expensed as incurred. These incremental costs include, but are not limited to, sales commissions incurred to obtain a contract with a customer.

10.Accrued Expenses:

	August 31, 2026	May 31, 2026
Customer deposits	$33,618	$68,482
Personnel costs	1,296,332	2,154,490
Other	711,986	723,522
	$2,041,936	$2,946,494

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

A summary of the period-to-period changes in the principal items included in the unaudited condensed consolidated statements of income is shown below:

Summary comparison of the three months ended August 31, 2026 and 2025
Increase /
(Decrease)
Sales, net	$(2,618,000)
Cost of goods sold	$(338,000)
Research and development costs	$ 71,000
Selling, general and administrative expenses	$(145,000)
Other income	$ 34,000
Income before provision for income taxes	$(2,172,000)
Provision for income taxes	$(439,000)
Net income	$(1,733,000)

Sales under certain fixed-price contracts, in which the product has no alternative use to the Company and the Company has enforceable rights to payment for progress completed to date, inclusive of profit, are recognized over time, whereby revenues are based on estimates of completion prepared on a ratio of cost to total estimated cost basis. Costs include all material and direct and indirect charges related to specific contracts.

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

For the three months ended August 31, 2026 (All figures discussed are for the three months ended August 31, 2026 as compared to the three months ended August 31, 2025).

	Three months ended August 31		Change
	2026	2025	Amount	Percent
Sales, net	$7,300,000	$9,918,000	$(2,618,000)	-26%
Cost of goods sold	5,141,000	5,479,000	(338,000)	-6%
Gross profit	$2,159,000	$4,439,000	$(2,280,000)	-51%
… as a percentage of net sales	30%	45%

The Company's consolidated results of operations showed a 26% decrease in net sales and a 79% decrease in net income.  Revenue recorded in the quarter ended August 31, 2026 for long-term projects was 33% lower than the level recorded in the prior year.  The Company had 24 long-term projects in process during the quarter ended August 31, 2026 as compared to 25 during the same period last year.  Revenue recorded in the quarter ended August 31, 2026 for other-than long-term projects was 18% lower than the level recorded in the prior year. Total sales within the U.S. during the quarter ended August 31, 2026 decreased 20% from the same period last year.  Total sales to Asia during the quarter ended August 31, 2026 decreased 31% from the same period of the prior year.  The change in domestic and international sales concentration from the prior year is attributed to normal fluctuations in structural project activity.  Sales decreases were recorded over the same period last year to customers in aerospace / defense (-17%) and customers involved in construction of buildings and bridges (-49%) with an increase to industrial customers (8%).  The decrease in sales from the prior year is attributable to differences in the timing of bookings and backlog conversion to revenue.

The gross profit as a percentage of net sales of 30% in the quarter ended August 31, 2026 is 15 percentage points lower than the same period of the prior year (45%).  The decrease in gross profit percentage is attributed to lower revenue and shift in sales mix.

Sales of the Company’s products are made to three general groups of customers: industrial, structural and aerospace / defense.  A breakdown of sales to the three general groups of customers is as follows:

	Three months ended August 31
	2026	2025
Industrial	16%	11%
Structural	26%	38%
Aerospace / Defense	58%	51%

At August 31, 2025, the Company had 127 open sales orders in its backlog with a total sales value of $27.9 million. At August 31, 2026, the Company had 151 open sales orders in its backlog, with a total sales value of $55.2 million.  The backlog at August 31, 2026 includes a $19.0 million non-project order with $1.7 million scheduled to be delivered in the fiscal year ending May 31, 2027, $5.0 million scheduled to be delivered in the fiscal year ending May 31, 2028, $10.0 million scheduled to be delivered in the fiscal year ending May 31, 2029 and $2.3 million scheduled to be delivered in the fiscal year ending May 31, 2030.  The Company expects to recognize revenue for the majority of the remaining backlog during the current fiscal year, with the balance expected to be recognized during the fiscal year ending May 31, 2028.

The Company's backlog, revenues, gross profit, and net income fluctuate from period to period. The changes in the quarter ended August 31, 2026 compared to the same period in the prior year are not necessarily representative of future results.

Net sales by geographic region, as a percentage of total net sales for the three-month periods ended August 31, 2026 and 2025, is as follows:

	Three months ended August 31
	2026	2025
U.S.	89%	83%
Asia	9%	9%
Other	2%	8%

Research and Development Costs

	Three months ended August 31		Change
	2026	2025	Amount	Percent
R & D	$ 152,000	$ 81,000	$ 71,000	88%
… as a percentage of net sales	2.1%	0.8%

Research and development costs increased $71,000 during the quarter ended August 31, 2026, from the same period in the prior year.

Selling, General and Administrative Expenses

	Three months ended August 31		Change
	2026	2025	Amount	Percent
S G & A	$ 1,968,000	$ 2,113,000	$ (145,000)	-7%
… as a percentage of net sales	27%	21%

Selling, general and administrative expenses during the quarter ended August 31, 2026 decreased 7% from the same period in the prior year.  This change is primarily due to lower employee incentive compensation accruals.

Operating Income

Operating income was $38,000 for the three-month period ended August 31, 2026, 98.3% lower than $2,245,000 in the same period of the prior year.  The decrease in operating income is attributable to lower gross margin associated with reduced revenue and shift in sales mix.

Other Income

Other income was $418,000 for the three-month period ended August 31, 2026, a 9% increase from the same period of the prior year. This increase was driven by short-term investment interest income.

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

Capital expenditures for the three months ended August 31, 2026 were $242,000 compared to $185,000 in the same period of the prior year. As of August 31, 2026, the Company has commitments for capital expenditures totaling $1,928,000 during the next twelve months. The Company is evaluating additional capital expenditures to expand capacity.

Inventory and Maintenance Inventory

	August 31, 2026		May 31, 2026		Increase /(Decrease)
Raw materials	$ 831,000		$643,000		$188,000	29%
Work-in-process	8,203,000		6,697,000		1,506,000	22%
Finished goods	322,000		189,000		133,000	70%
Inventory	9,356,000	89%	7,529,000	86%	1,827,000	24%
Maintenance and other inventory	1,120,000	11%	1,206,000	14%	(86,000)	-7%
Total	$10,476,000	100%	$8,735,000	100%	$1,741,000	20%

Inventory turnover	2.1		2.6

NOTE: Inventory turnover is annualized for the three-month period ended August 31, 2026.

Inventory, at $9,356,000 as of August 31, 2026, is $1,827,000 higher than the prior year-end level of $7,529,000. Approximately 88% of the inventory as of August 31, 2026 was work-in-process, 3% was finished goods, and 9% was raw materials.

Maintenance and other inventory represent stock that is estimated to have a product life cycle in excess of twelve months. This stock represents certain items the Company is required to maintain for service of products sold and items that are generally subject to spontaneous ordering. This inventory is particularly sensitive to technological obsolescence in the near term due to its use in industries characterized by the continuous introduction of new product lines, rapid technological advances and product obsolescence. Company management has, from time to time, recorded an allowance for potential inventory obsolescence. The provision for potential inventory obsolescence was zero for both the three-month periods ended August 31, 2026 and 2025.

Accounts Receivable, Costs and Estimated Earnings in Excess of Billings (“CIEB"), and Billings in Excess of Costs and Estimated Earnings ("BIEC")

	August 31, 2026	May 31, 2026	Increase /(Decrease)
Accounts receivable	$3,371,000	$3,932,000	$(561,000)	-14%
CIEB	2,332,000	8,032,000	(5,700,000)	-71%
Less: BIEC	4,539,000	1,367,000	3,172,000	232%
Net	$1,164,000	$10,597,000	$(9,433,000)	-89%

Number of an average day’s sales outstanding in accounts receivable	42	40

The Company combines the totals of accounts receivable, the current asset, CIEB, and the current liability, BIEC, to determine how much cash the Company will eventually realize from revenue recorded to date. As the accounts receivable figure rises in relation to the other two figures, the Company can anticipate increased cash receipts within the ensuing 30-60 days.

Accounts receivable of $3,371,000 as of August 31, 2026 is net of $195,000 of an allowance for estimated credit losses (“Allowance”). The accounts receivable balance as of May 31, 2026 of $3,932,000 is net of an Allowance of $195,000. The number of an average day's sales outstanding in accounts receivable (“DSO”) increased from 40 days at May 31, 2026 to 42 days at August 31, 2026. The DSO is a function of (1) the level of sales for an average day (for example, total sales for the past three months divided by 90 days) and (2) the level of accounts receivable at the balance sheet date.  The Company expects to collect the net accounts receivable balance during the next twelve months.

As noted above, CIEB represents revenues recognized in excess of amounts billed. Whenever possible, the Company negotiates a provision in sales contracts to allow the Company to bill and collect from the customer payments in advance of shipments. Unfortunately, these contract provisions are often not possible to obtain. The $2,332,000 balance in CIEB at August 31, 2026 is 71% lower than the prior year-end balance. This decrease is the result of normal flow of the long-term projects through production with billings to the customers as permitted in the related contracts.  83% of the CIEB balance as of the end of the last fiscal quarter, May 31, 2026, was billed to those customers in the quarter ended August 31, 2026. The remainder will be billed as the projects progress, in accordance with the terms specified in the various contracts.

The balances in CIEB are comprised of the following components:

	August 31, 2026	May 31, 2026
Costs	$ 4,865,000	$ 6,268,000
Estimated earnings	1,720,000	5,893,000
Less: Billings to customers	4,253,000	4,129,000
CIEB	$ 2,332,000	$ 8,032,000
Number of projects in progress	11	14

As noted above, BIEC represents billings to customers in excess of revenues recognized. The $4,539,000 balance in BIEC at August 31, 2026 is up 232% from the $1,367,000 balance at the end of the prior year. The balance in BIEC fluctuates in the same manner and for the same reasons as the CIEB, discussed above. Final delivery of product under these contracts is expected to occur during the next twelve months.

The balances in BIEC are comprised of the following components:

	August 31, 2026	May 31, 2026
Billings to customers	$9,355,000	$9,858,000
Less: Costs	2,800,000	2,844,000
Less: Estimated earnings	2,016,000	5,647,000
BIEC	$4,539,000	$1,367,000
Number of projects in progress	9	5

Summary of factors affecting the balances in CIEB and BIEC:

	August 31, 2026	May 31, 2026
Number of projects in progress	20	19
Aggregate percent complete	52%	62%
Average total sales value of projects in progress	$1,198,000	$1,619,000
Percentage of total value invoiced to customer	57%	45%

The Company's backlog of sales orders at August 31, 2026 is $55.2 million, up from $52.8 million at the end of the prior year. Of the Company’s backlog as of August 31, 2026, $9.5 million was on projects already in progress.

Other Balance Sheet Items

Accounts payable, at $1,043,000 as of August 31, 2026, is 82% higher than the prior year-end. Accrued expenses decreased 31% from the prior year-end, to $2,042,000, due to the payout of fiscal year 2026 incentive compensation.  The Company expects the accrued amounts to be paid or applied during the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information called for by this item.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company's chief executive officer (its principal executive officer) and chief financial officer (its principal financial officer) have evaluated the Company's disclosure controls and procedures as of August 31, 2026 and have concluded that as of the evaluation date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 16, “Legal Proceedings,” to the audited consolidated financial statements in the Form 10-K for information regarding the Company’s legal proceedings, which is incorporated by reference into this Item 1.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information called for by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended August 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TAYLOR DEVICES, INC.
(Registrant)

Date:	October 2, 2026	/s/ Paul Heary
Paul Heary Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)